Form 10-Q
period 2004-06-30
River Rock Entertainment Authority
filed 2004-08-16
CIK 1288924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2004

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to ____

Commission File Number: 333-115186

RIVER ROCK ENTERTAINMENT AUTHORITY
(Exact name of registrant as specified in its charter)

Not Applicable (State or other jurisdiction of incorporation or organization)		68-0490898 (I.R.S. Employer Identification No.)

3250 Highway 128 East Geyserville, California 95441 (707) 857-2777

(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      No

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
INDEX TO FORM 10-Q

Signature Exhibit Index	25

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

BALANCE SHEETS

	June 30, 2004 (Unaudited)	December 31, 2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,588,162	$16,897,644
Restricted cash-current	15,227,165	13,304,106
Accounts receivable	203,715	106,748
Inventories	376,548	149,401
Prepaid expenses and other current assets	578,793	882,933

Total current assets	35,974,383	31,340,832

RESTRICTED CASH-Net of Current	26,046,697	56,762,374

PROPERTY AND EQUIPMENT:
Buildings and improvements	40,797,206	40,345,177
Furniture, fixtures and equipment	21,534,657	20,512,559

	62,331,863	60,857,736
Accumulated depreciation	(7,638,421)	(4,610,859)
Construction in progress	47,610,709	17,965,694

Property and equipment-net	102,304,151	74,212,571

DEPOSITS AND OTHER ASSETS	7,712,878	7,864,059

TOTAL	$172,038,109	$170,179,836

LIABILITIES AND FUND DEFICIT

CURRENT LIABILITIES:
Accounts payable:
Trade	$2,605,798	$6,185,353
Construction	5,197,505	3,285,658
Accrued liabilities	6,639,918	5,634,797
Current maturities of long-term debt	10,029,660	10,018,448

Total current liabilities	24,472,881	25,124,256

LONG-TERM DEBT – net of current maturities	197,575,650	197,410,354
FUND DEFICIT	(50,010,422)	(52,354,774)

TOTAL	$172,038,109	$170,179,836

The accompanying notes are an integral part of these unaudited financial statements.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN FUND DEFICIT
(Unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,

	2004	2003	2004	2003

REVENUES:
Casino	$24,548,140	$18,393,578	$49,284,959	$23,854,359
Food, beverage & retail	1,177,265	734,218	2,397,848	734,218
Other	148,326	76,268	270,049	132,623

Gross revenues	25,873,731	19,204,064	51,952,856	24,721,200

Promotional allowance	(507,054)	(192,490)	(1,030,815)	(192,490)

Net revenues	25,366,677	19,011,574	50,922,041	24,528,710

OPERATING EXPENSES:
Casino	4,719,024	3,865,091	9,144,119	4,659,081
Food, beverage & retail	1,106,243	1,172,666	2,460,994	1,423,710
Selling, general and administrative	8,680,249	6,496,461	17,215,273	9,258,323
Depreciation	1,545,642	1,282,181	3,069,679	1,456,004
Credit enhancement fee	1,354,717	300,458	2,744,954	300,458
Gaming commission expense	460,326	368,990	897,549	660,302
Compact revenue sharing trust fund	333,750	333,750	667,500	667,500

Total Operating expenses	18,199,951	13,819,597	36,200,068	18,425,378

INCOME FROM OPERATIONS	7,166,726	5,191,977	14,721,973	6,103,332

OTHER EXPENSE-Net
Interest expense	(5,465,860)	(1,700,085)	(9,581,162)	(1,743,059)
Interest income	125,520	—	283,289	—
Gain (Loss) on sale of assets	(54,517)	—	(54,517)	—
Other expense	(65)	—	(231)	—

Other expense-net	(5,394,922)	(1,700,085)	(9,352,621)	(1,743,059)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	1,771,804	3,491,892	5,369,352	4,360,273
DISTRIBUTIONS TO TRIBE	(1,500,000)	(334,613)	(3,025,000)	(1,111,212)
NET INCOME AFTER DISTRIBUTIONS TO TRIBE	271,804	3,157,279	2,344,352	3,249,061
FUND DEFICIT-Beginning of period	(50,282,226)	(6,244,628)	(52,354,774)	(6,336,410)

FUND DEFICIT-End of period	$(50,010,422)	$(3,087,349)	$(50,010,422)	$(3,087,349)

The accompanying notes are an integral part of these unaudited financial statements.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-Month Period Ended June 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$50,802,821	$24,588,577
Cash paid for salaries and benefits	(12,160,580)	(7,053,759)
Cash paid to suppliers	(20,844,666)	(6,985,737)
Cash paid for compact revenue sharing trust fund	(667,500)	(667,500)

Net cash provided by operating activities	17,130,075	9,881,581

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Proceeds from long-term financing	20,566	—
Payments of long-term debt	(12,683)	9,862,566
Purchases of property and equipment	(28,066,601)	(2,024,850)
Change in restricted cash	28,792,618	(14,500,651)
Interest paid	(9,951,232)	1,810,920
Credit enhancement fee	(2,310,805)	(1,899,001)
Proceeds on sale of assets	113,580	—
Other	—	(165,689)

Net cash (used in) capital and related financing activities	(11,414,557)	(6,916,705)

CASH FLOW FROM NON-CAPITAL FINANCING ACTIVITIES-
Distributions to Tribe	(3,025,000)	(1,111,212)

CHANGE IN CASH AND CASH EQUIVALENTS	2,690,518	1,853,664

CASH AND CASH EQUIVALENTS, Beginning of the period	16,897,644	872,168

CASH AND CASH EQUIVALENTS, End of the period	$19,588,162	$2,725,832

RECONCILIATION OF INCOME BEFORE DISTRIBUTIONS TO TRIBE TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Income before Distributions to Tribe	$5,369,352	$4,360,273

Adjustments to reconcile income before distributions to Tribe to net cash provided by operating activities:
Depreciation	3,069,679	1,456,004
Interest Expense, net	9,581,162	1,743,059
Credit enhancement fee	2,744,954	300,458
Loss on sales of assets	54,517	—
Changes in operating assets and liabilities:
Accounts receivable	(96,967)	(12,196)
Inventories	(227,147)	(152,851)
Prepaid expenses and other current assets	(60,984)	(131,443)
Accounts payable-trade	(3,579,555)	1,719,462
Accrued liabilities	275,064	598,815

Total adjustments	11,760,723	5,521,308

NET CASH PROVIDED BY OPERATING ACTIVITIES	$17,130,075	$9,881,581

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:
Acquisition of property and equipment through third party financing	$20,566	$6,937,240
Acquisition of property and equipment through accounts payable construction	1,911,847	(175,512)
Capitalized interest included in purchases of property and equipment	1,350,908	714,235

The accompanying notes are an integral part of these unaudited financial statements.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

River Rock Entertainment Authority (the “Authority”) is a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians (the “Tribe”), a federally recognized Indian tribe. River Rock Casino (the “Casino”) is a governmental development project of the Authority. The Casino offers Class III gaming (as defined by the Indian Gaming Regulatory Act) on tribal land located in Geyserville, California. The legal authority for slot machines and table games is provided by the Tribe’s gaming compact with the State of California (the “Compact”), which was entered into in September 1999 and became effective upon approval by the Secretary of Interior on May 5, 2000.

The Tribe opened a portion of the Casino, while construction was being completed, on September 14, 2002. Following completion of construction the Casino was fully opened to the public on April 1, 2003.

The Authority was formed as an unincorporated instrumentality of the Tribe on November 5, 2003, which effected a reorganization whereby the Tribe’s gaming business is now owned and operated by the Authority. This reorganization was accounted for as a reorganization of entities under common control. Accordingly, after the reorganization, the assets and liabilities of the casino operating property were presented by the Authority on a historical-cost basis.

The Authority operates as a separate, wholly owned operating unit of the Tribe and is not a separate legal entity. These financial statements reflect the financial position and activity of only the Authority and do not purport to represent the financial position and activity of the Tribe.

The Authority is in the initial stages of operations. Income before distributions to Tribe was $1,771,804 for the three months ended June 30, 2004 and $5,369,352 for the six-months ended June 30, 2004. A fund deficit of $50,010,422 exists as of June 30, 2004. The Authority’s current assets exceeded its current liabilities by $11,501,502. On November 7, 2003, the Authority issued $200,000,000 in 9¾% Senior Notes, due 2011 (the “Notes”), and used a portion of the proceeds to reduce current payables, accruals and debt. The Authority’s ability to fund future debt service payments is dependent upon the success of the Authority. Management believes that the full-scale casino will attract sufficient patronage levels to achieve profitability and to repay its indebtedness. The Authority currently generates significant cash flow from operations and expects that its cash flow will increase substantially upon completion of construction of the enhanced parking structures. The Authority anticipates that its operations will require only modest capital investment after the completion of its expansion project. In addition, the Authority has not been subject to any local, state or federal income taxes.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Standards–The Authority prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). The financial statements presented are prepared on the accrual basis of accounting from the accounts and financial transactions of the Authority. Generally accepted accounting principles require the Authority to apply all applicable pronouncements of the Governmental Accounting Standards Board (“GASB”). The Authority is also required to follow Financial Accounting Standards Board (“FASB”) Statements and Interpretations, Accounting Principles Board Opinions and Accounting Research Bulletins issued on or before November 30, 1989, unless those pronouncements conflict with or contradict GASB pronouncements. The Authority is given the option whether to apply all FASB Statements and Interpretations issued after November 30, 1989, except for those that conflict with or contradict GASB pronouncements. Accordingly, the Authority has elected to implement non conflicting FASB Statements and Interpretations issued after November 30, 1989.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

NOTES TO UNAUDITED FINANCIAL STATEMENTS– (Continued)

There are differences between financial statements prepared in accordance with GASB pronouncements and those prepared in accordance with FASB pronouncements. The statements of revenues, expenses and changes in fund deficit is a combined statement under GASB pronouncements, FASB pronouncements allow a statement of income or operations and a separate statement of owners’ or shareholders’ equity deficit, which is where distributions to owners would be presented under FASB pronouncements. The amount shown as income (loss) before distributions to Tribe would not be different if the Authority followed all FASB pronouncements to determine net income and would be the most comparable amount to net income computed under FASB pronouncements. The Authority is a separate fund of the Tribe, a governmental entity, and as such there is no owners’ or shareholders’ equity deficit as traditionally represented under FASB pronouncements. The most comparable measure of owners’ equity deficit is presented on the Authority’s balance sheet as fund deficit.

New Accounting Pronouncements–In June 1997, GASB issued Statement No. 34, Basic Financial Statements–and Management’s Discussion and Analysis–for State and Local Governments, which becomes effective for the Authority for the year ending December 31, 2004. The statement modifies the reporting requirements for basic financial statements and the required supplementary information for general-purpose governments. In June 2001, GASB also issued Statement No. 37, Basic Financial Statements–and Management’s Discussion and Analysis–for State and Local Governments: Omnibus, and Statement No. 38, Certain Financial Statement Disclosures. These also become effective for the fiscal year ending December 31, 2004. Management believes that the impact of adoption of these statements on the financial statements of the Authority will not be material.

In March 2003, GASB issued Statement No. 40, Deposit and Investment Risk Disclosures–an amendment of GASB Statement No. 3, which becomes effective for the Authority for the year ending December 31, 2005. This statement requires state and local governments to communicate key information about deposit and investment risks. The impact of adoption of this statement on the financial statements of the Authority has not yet been determined.

In May 2003, the GASB issued Statement of Governmental Accounting Standards No. 41, Budgetary Comparison Schedules–Perspective Differences–an amendment of GASB Statement No. 34. The provisions of this Statement should be implemented simultaneously with Statement No. 34. For governments that have implemented Statement No. 34 prior to the issuance of this statement, the requirements of this statement are effective for financial statements for periods beginning after June 15, 2002. Earlier application is encouraged. This statement becomes effective for the Authority for the year ending December 31, 2004. The amendment to Statement No. 34 clarifies the budgetary presentation requirements for governments with significant budgetary perspective differences that result in their not being able to present budgetary comparison information for their general fund and major special revenue funds. These governments are required to present budgetary comparison schedules as required supplementary information (“RSI”) based on the fund, organization or program structure that the government uses for its legally adopted budget. Management believes that the impact of adoption of these statements on the financial statements of the Authority will not be material.

In November 2003, the GASB issued Statement No. 42, Accounting and Financial Reporting for Impairment of Capital Assets and for Insurance Recoveries, effective for periods beginning after December 15, 2004. Earlier application is encouraged. This statement establishes accounting and financial reporting standards for impairment of capital assets. This statement also clarifies and establishes accounting requirements for insurance recoveries. The impact of adoption of this statement on the financial statements of the Authority has not yet been determined.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

NOTES TO UNAUDITED FINANCIAL STATEMENTS– (Continued)

Use of Estimates –The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents–The Authority considers all highly liquid investments with a maturity of three months or less at date of purchase as cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value. Cash and cash equivalents include cash on hand and cash on deposit with banks. The Federal Deposit Insurance Corporation (“FDIC”) has insured $100,000 of the cash on deposit with the bank. The Authority believes that there is little risk of loss regarding the uninsured amounts of cash and cash equivalents on deposit with the bank.

Inventories–Inventories, consisting principally of gaming supplies and concession items, are stated at the lower of cost (first-in, first-out) or market.

Restricted Cash–Restricted cash consists of estimated construction expenses for three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds necessary to develop an approximately 18-acre parcel of land adjacent to the Tribe’s reservation, which is expected to be used primarily to build an additional access road to the Tribe’s reservation. These funds are held in escrow accounts which are restricted for authorized construction disbursements. These escrow accounts are invested in CD markets, which generate interest on a monthly basis. The FDIC has insured $100,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow account. Restricted cash was $41,273,862 and $70,066,480 at June 30, 2004 and December 31, 2003, respectively.

Property and Equipment–Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and Improvements	10-39 years

Furniture, fixtures and equipment	5-7 years

The Authority evaluates its property and equipment for impairment in accordance with the FASB’s Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When events or circumstances indicate that an asset should be reviewed for impairment, the Authority compares the undiscounted cash flows derived from the asset or asset group to the net carrying value. If impairment is indicated, the impairment loss is measured by the amount in which the carrying value of the asset or asset group exceeds its fair value. Fair value is measured by comparable sales, solicited offers or discounted cash flow models.

Capitalized Interest–The interest cost associated with major development and construction projects is capitalized and included in the cost of the Authority. Capitalization of interest ceases when the project is substantially complete or development activity is suspended. Capitalized interest for the six-months ended June 30, 2004 and 2003 was $1,350,908 and $714,235, respectively.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

NOTES TO UNAUDITED FINANCIAL STATEMENTS– (Continued)

Deposits and Other Assets – As of June 30, 2004 and December 31, 2003, deposits and other assets include $7,494,768 and $7,728,532 in unamortized loan costs related to the issuance of the Notes. Deferred loan costs are amortized to interest expense over the term of the related financial arrangement.

Accrued Liabilities–Accrued liabilities consist of accrued interest, accrued payroll, accrued credit enhancement fee and other accrued liabilities.

Accrued Progressive Slot Jackpots–Accrued progressive slot jackpots consist of estimates for prizes relating to various games that have accumulated jackpots. The Authority has recorded the cost of these anticipated payouts as a reduction of casino revenues, and the cost is included as a component of accrued liabilities.

Accrued Slot Players Club–In accordance with Emerging Issues Task Force Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future, the Authority has recorded a liability related to prizes and cash incentives earned by the members of the players club and have adjusted the liability for the estimated future breakage. The Authority has recorded the cost of the estimated redemption of the liability related to prizes as an operating expense and the estimated redemption of the liability related to cash as promotional allowance in the accompanying statements of revenues, expenses and changes in fund deficit.

Casino Revenues–In accordance with industry practice, the Authority recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive slot jackpots.

Food, Beverage and Retail–The Authority recognizes as food, beverage and retail revenues the proceeds from its food, beverage and gift shop sales. Food and beverages were distributed freely within the Authority during 2002 and the first half of 2003. The Authority continues to distribute beverages freely in the gaming area.

Other Revenues–Other revenues are comprised of commissions on ATM, check cashing, vending machine transactions and Gaming Commissions revenues.

Promotional Allowances–The retail value of food and beverages provided to customers without charge is included in gross revenues and then deducted as promotional allowances. The redemption of cash incentives earned by the player’s club members is also recorded as promotional allowances. The estimated costs of providing complimentary services are recorded as casino expenses. The costs of such services for the three months ended June 30, 2004 and 2003 were $836,938 and $501,938, respectively. The cost of such services for the six months ended June 30, 2004 and 2003 were $1,424,438 and $501,938, respectively.

Food and Beverage Costs–Food and beverage costs include costs associated with food and beverage, excluding amount classified as casino expenses.

Advertising Costs–Advertising costs are expensed the first time advertising takes place. Advertising costs included in selling, general and administrative expenses were $830,317 and $554,156 for the three months ended June 30, 2004 and 2003, respectively. Advertising costs were $1,693,056 and $870,295 for the six months ended June 30, 2004 and 2003, respectively.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

NOTES TO UNAUDITED FINANCIAL STATEMENTS– (Continued)

Income Taxes –As a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian tribe, the Authority is a nontaxable entity for purposes of federal and state income taxes.

Distributions to Tribe–Distributions to Tribe are made up of a stated draw amount and are included in the statement of revenues, expenses and changes in fund deficit as distributions to Tribe. The Tribal draw was $500,000 per month for the first half of 2004. The Authority also distributed $25,000 to the Tribe for a deposit in an effort to purchase a parcel of land for the use of the Authority. The total distributions to the Tribe were $3,025,000 and $1,500,000 for the six and three months ended June 30, 2004, respectively. The total distributions to the Tribe were $1,111,212 and $334,613 for the six and three months ended June 30, 2003, respectively.

3.	CERTAIN RISKS AND UNCERTAINTIES

The Authority’s operations are dependent on the continued licensing and qualification of the Authority by the Tribal Gaming Commission. Such licensing and qualification are reviewed periodically by the Tribal Gaming Commission and regulatory agencies of the State of California. The Authority believes that no events or circumstances have arisen that would have an adverse effect on the Casino’s ability to continue its licensing and qualification by the Tribal Gaming Commission or regulatory agencies of the State of California to operate the Authority.

4.	RELATED PARTIES

The Authority has been constructed on federal land beneficially owned by the Tribe. The Authority does not pay the Tribe for the use of the land.

The Authority paid for various expenses for the Tribal Gaming Commission (gaming commission expense), surveillance, plant operations, human resource, purchasing and warehousing in the first half of 2004. These expenses include but are not limited to payroll and related expenses, legal and other operational expenses. These expenses were $1,290,202 and $2,388,478 for the three and six months ended June 30, 2004, respectively. The Authority paid for various expenses for the Tribal Gaming Commission in 2003. These expenses were $368,990 and $660,302 for the three and six months ended June 30, 2003, respectively. With the exception of the gaming commission expense, these expenses were recorded as part of selling, general and administrative expenses.

5.	DEVELOPMENT AND LOAN AGREEMENT

The Tribe entered into a Development and Loan Agreement with Dry Creek Casino, LLC (“DCC”) on August 26, 2001, which has been amended from time to time (as amended, the “Development Agreement”). The Development Agreement required DCC to: (1) use its best efforts to arrange for the Tribe to receive loan proceeds in the amount of $23,000,000 for construction of the Casino; (2) advance specified amounts to the Tribe to fund tribal government relocation, housing and costs; and (3) fund additional advances to the Tribe to assist in the development of the Casino and to cover other costs of construction not related to the loan. On November 7, 2003, the Authority refinanced $22,600,000 of the $32,600,000 principal amount of the development loan. As of June 30, 2004, the outstanding debt related to the Development Agreement was $10,000,000, which was included in the restricted cash to cover construction cost overruns. In the case when management decides to cover the construction cost overruns by operation cash flow, this loan will be repaid to DCC.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

NOTES TO UNAUDITED FINANCIAL STATEMENTS– (Continued)

In addition to its obligations to repay the loan and advances specified in the Development Agreement in consideration of DCC’s providing credit enhancement and other services under the Development Agreement, the Tribe is obligated to pay DCC a Credit Enhancement Fee. The credit enhancement fee is defined as 20% of the Authority’s net income before distributions to the Tribe plus depreciation. On November 7, 2003, the Authority and DCC entered into the Sixth Amendment to the Development and Loan Agreement, which modified the credit enhancement fee calculation so that operating expenses shall not include interest expense on $25,000,000 million principal amount of the Notes. The credit enhancement fee is required to be paid monthly for a period of five years commencing on June 1, 2003. The credit enhancement fee for the three months and six months ended June 30, 2004 was $1,354,717 and $2,744,954, respectively. The credit enhancement fee for the three and six months ended June 30, 2003 was $300,458.

The Authority has the right to terminate the Development Agreement by exercising a buy-out option on or after June 1, 2006 (the “Buy-Out Option”). If exercised, the Authority is obligated to pay all amounts outstanding with respect to financing, including outstanding development advances and accrued interest plus an amount determined by multiplying the average monthly credit enhancement fee earned during the 12-month period immediately preceding the month the Buy-Out Option is exercised, by the number of months remaining in the five-year term (the “Remaining Term”). The buy-out fee is required to be paid in equal monthly installments of principal plus interest at the rate of 12% per annum, on the 15th day of each month over a period equal to the Remaining Term.

6.	CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of June 30, 2004:

	June 30, 2004	December 31, 2003

Operating accounts	$17,455,768	$14,639,349
Cash on hand	2,132,394	2,258,295

Cash and cash equivalents	19,588,162	16,897,644
Restricted cash	41,273,862	70,066,480

Total cash and cash equivalents and restricted cash	$60,862,024	$86,964,124

The Authority’s cash in banks and cash equivalents (the “investments”) are categorized by level of credit risk assumed by the Authority at year-end. Category 1 includes investments that are insured or registered or for which the investments are held by the Authority or its agent in the Authority’s name. Category 2 includes uninsured and unregistered investments for which the investments are held by the counterparty’s trust department or agent in the Authority’s name. Category 3 includes uninsured and unregistered investments for which the investments are held by the counterparty’s agent but not in the Authority’s name. At June 30, 2004, there is $200,000 in Category 1 investments and $17,355,768 cash in bank and $41,173,862 restricted cash in bank over the FDIC insurance limits, which are Category 3 investments.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

NOTES TO UNAUDITED FINANCIAL STATEMENTS– (Continued)

7.	PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2004 and January 1, 2004 consisted of the following:

	Balance January 1, 2004	Additions	Dispositions	Balance, June 30, 2004

Buildings and improvements	$40,345,177	$452,029	$—	$40,797,206
Furniture, fixtures and equipment	20,512,559	1,232,312	(210,214)	21,534,657
Less accumulated depreciation	(4,610,859)	(3,069,679)	42,117	(7,638,421)

	56,246,877	(1,385,338)	(168,097)	54,693,442
Construction in progress	17,965,694	29,645,015	—	47,610,709

Property and equipment–net	$74,212,571	$28,259,677	$(168,097)	$102,304,151

Construction in progress consists of payments to various construction vendors related to the Authority’s improvements, stabilization of the hillside bordering the parking garage and parking garage construction. Substantially all of the Authority’s personal property is pledged as collateral to secure its debt.

8.	ACCRUED LIABILITIES

Accrued liabilities consist of the following as of June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003

Accrued in-house progressive slot jackpots	$1,070,676	$1,057,882
Accrued payroll and related benefits	1,400,680	1,114,425
Accrued interest	3,325,000	2,884,932
Compact revenue sharing trust fund (Note 12)	333,750	333,750
Accrued credit enhancement fees	393,392	—
Accrued other expenses	116,420	243,808

Total accrued liabilities	$6,639,918	$5,634,797

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

NOTES TO UNAUDITED FINANCIAL STATEMENTS– (Continued)

9.	LONG-TERM DEBT

Long-term debt consisted of the following as of June 30, 2004 and December 31, 2003:
	June 30, 2004	December 31, 2003

Notes, net of original issue discount of $2,473,164	$197,526,836	$197,358,208
DCC Subordinated Note	10,000,000	10,000,000
Vehicle Note	78,474	70,594

Total long-term debt	207,605,310	207,428,802
Less current portion	10,029,660	10,018,448

Total long-term debt–net of current maturities	$197,575,650	$197,410,354

On November 7, 2003, the Authority issued the Notes. The proceeds were utilized to fund an expansion project, which includes three parking structures and related infrastructure improvement, repayment of various debt, and advances and fund payment of various accruals and payables, as well as to increase cash on hand. The proceeds were also utilized to fund a land purchase and settle litigation. The Notes are secured by a first priority pledge of the Authority’s revenue and substantially all of the existing and future tangible and intangible personal property. Before November 1, 2007, the Authority may redeem the Notes, in whole or in part, at a redemption price equal to 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. On or after November 1, 2007, the Authority may redeem the Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest.

On August 26, 2001, the Tribe obtained financing from DCC in the form of development advances. The development advances bear an interest rate of 12% per annum, which, in accordance with the Development Agreement, were converted to principal through March 31, 2003. The development advances, including accrued interest, are to be repaid as described in Note 5.

On April 29, 2002, the Tribe borrowed $15,000,000 from DCC. The loan is evidenced by a promissory note bearing an interest rate of 12% per annum. In accordance with the Development Agreement, accrued interest on the promissory note was converted to principal through March 31, 2003. Payments on the promissory note commenced on June 1, 2003. The promissory note matures on May 1, 2007. On February 19, 2003, the Development Agreement dated April 29, 2002, the promissory note and the authority funding and loan agreement were amended to provide an additional advance of $8,000,000, bearing an interest rate of 12% per annum, with principal payments commencing on June 1, 2003. On November 7, 2003, the Authority refinanced $22,600,000 of the $32,600,000 principal amount of the DCC Development Loan from the Notes proceeds. As of December 31, 2003, the outstanding debt related to the Development Agreement was $10,000,000, which is in the form of a subordinate note and bears an interest rate of 9% per annum payable by the 15th of every month. The Tribe paid $250,000 to DCC to compensate for the interest difference. On November 7, 2003, the Tribe and DCC entered into an Intercreditor Agreement. The agreement states that if no default or event of default has occurred and is then continuing or if the Authority shall neither have requested nor received funds for construction cost overruns from the construction escrow account on or before the 45th day following substantial completion of the first parking structure comprising a portion of the project, the Authority shall, pursuant to an Officer’s Certificate, repay DCC $5,000,000. Under the same condition, the Authority shall repay the rest of the debt on the 75th day following substantial completion of the project.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

NOTES TO UNAUDITED FINANCIAL STATEMENTS– (Continued)

Fair Value–The Authority’s long-term debt is recorded at an amortized historical cost basis. The fair value of long-term debt approximates $221,280,000 at June 30, 2004.

10.	LEASES

The Authority leases a sprung structure, which is accounted for as an operating lease. Such lease expense was $255,738 for the six months ended June 30, 2004. The scheduled minimum lease payments are expected to be $511,476 for the year ended December 31, 2004. The Authority renewed the lease agreement through July 17, 2005.

The Authority leases equipment, including an accounting system, surveillance equipment, telephone system, and soft and hard count equipment, which are used in the current Authority facility. The lease was accounted for as an operating lease. The lease was scheduled to terminate in October 2004. The Authority purchased the equipment in June 30, 2004 in the amount of $372,314.

On October 1, 2003, the Tribe entered into an operating lease agreement for office and warehouse space to replace existing facilities on which the lease expired during September 2003. The Authority will utilize a portion of the space. Monthly lease fees for the new facility are $42,639. The initial term of the lease is for a period of five years, commencing October 1, 2003.

On October 1, 2003, the Authority entered into an operating lease agreement for offsite housing to house various architects and engineers working on the expansion program. Monthly lease fees for the new facility are $5,000. The initial term of the lease is for a period of one year, commencing October 1, 2003.

Lease expense for the three months and six months ended June 30, 2004 was $383,797 and $759,982 and is included in selling, general and administrative expenses in the accompanying statement of revenues, expenses and changes in fund deficit. Expected remaining payments under operating leases are $535,408, $871,952, $546,897, $563,303, $431,913 for the years ending December 31, 2004, 2005, 2006, 2007 and 2008, respectively.

11.	LEGAL MATTERS

Terrance C. Proschold –In Terrance C. Proschold et al. v. United States of America, the successor in interest of a grantor to the United States for the Tribe’s benefit of a roadway easement and right of way connecting the Tribe’s land and Highway 29 and leading to the Authority, sued the United States to enjoin use of the road for Authority purposes. The plaintiffs claim the roadway was not intended to be used for commercial purposes and seek to have that limitation declared by the court. The case was filed in the United States District Court for the Northern District of California. The Tribe intervened in the matter and brought a motion to dismiss the case, as did the United States Government, whose motions were granted. On February 20, 2004, the United States Circuit Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal. Plaintiffs’ time for petitioning ran out on May 20, 2004 and no petition was filed or served. The Tribe faces no more exposure on this matter.

Artichoke Joe’s California Grand Authority–A federal lawsuit, Artichoke Joe’s California Grand Authority, et al. v. Norton, et al., filed on February 7, 2001, challenged the validity of the amendment to the California Constitution that permits slot machine and banking card gaming to Indian tribes that have entered into compacts with the State of California and of all compacts, including the Tribe’s, that have been entered into based on that amendment. The action was brought by a number of private card rooms and two charities. The primary issues raised by the action are whether the compacts and the constitutional provision that authorizes them are consistent with IGRA and the Equal Protection and Due Process clauses of the United States Constitution. On July 7, 2002, the federal district court rejected the plaintiffs’ claim and upheld the validity of California’s compacts and the related constitutional amendment. The decision has been affirmed by the Ninth Circuit Court of Appeals. Plaintiffs petitioned for rehearing and rehearing en banc, both of which have been denied. Plaintiffs’ filed their petition for certiorari and the respondents’ oppositions are anticipated to be filed in early August, 2004. If the United States Supreme Court were to grant certiorari and reverse, and to do so in a way that rendered the Compact and/or state constitutional amendment invalid, and the Authority were no longer able to conduct gaming activities, the Authority’s ability to meet the Authority’s obligations under the indenture and the Authority’s ability to make payments on the Notes would be materially and adversely affected.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

NOTES TO UNAUDITED FINANCIAL STATEMENTS– (Continued)

Neither the Tribe nor the Authority is associated with the Artichoke Joe’s California Grand Authority case, therefore there have been no legal costs incurred.

The Authority is a litigant in other matters arising in the normal course of business. In the opinion of management, except for the cases listed above, no claims are pending that would not be adequately covered by insurance.

12.	COMPACT REVENUE SHARING TRUST FUND

The Compact requires the Authority to pay a quarterly fee to the revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $333,750 and $667,500 for the three months and six months ended June 30, 2004, respectively.

13.	COMMITMENTS AND CONTINGENCIES

The Authority is an unincorporated instrumentality of the Tribe formed pursuant to a recently adopted law of the Tribe. While the Authority is not a separate corporation or other legal entity distinct from the Tribe, this tribal law allows the Authority to own and operate its business. This tribal law also provides that the Authority’s obligations and other liabilities are not those of the Tribe and that the obligations and liabilities of the Tribe are not the Authority’s. This law is untested and generally has no direct counterpart in other areas of the law. If this law should prove to be ineffective at limiting the Authority’s liability, the Authority’s business and assets could become subject to claims asserted against the Tribe or its assets. Similarly, the Authority’s would be liable for such claims if the Tribe waived its sovereign immunity to an extent that allowed enforcement of such claims against the Authority’s business or assets.

As discussed in Note 5, the Development and Loan Agreement between the Tribe and DCC contains a buy-out option which can only be enforced after June 1, 2006. The Authority has not determined if it will exercise the buy-out option.

As of June 30, 2004, the Authority has entered into purchase commitments of $32,230,105 principally relating to construction of parking garages and infrastructure improvements.

Back to Contents

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report.

Overview

General

River Rock Casino has historically operated as a separate wholly owned operating property of the Tribe. The River Rock Entertainment Authority (“we”, “us” or the “Authority”) was formed as an unincorporated instrumentality of the Tribe to own and operate the River Rock Casino. Upon the issuance of our $200.0 million senior notes due 2011 on November 7, 2003 (the “Notes”), the Tribe reorganized so that its gaming business became owned and operated by us. This reorganization was accounted for as a reorganization of entities under common control. In accordance with Statement of Financial Accounting Standards 141 “Business Combinations,” the assets and liabilities of the casino operating property are presented by us on a historical cost basis.

We offer Class III slot and video poker gaming machines, house banked table games (including blackjack, three card poker and Pai Gow poker), comprehensive food and beverage offerings, and goods for sale in our gift shop.

Our business has increased since we commenced operations on September 14, 2002, primarily due to increases in the number of gaming positions as we opened additional portions of our facility. On April 1, 2003, we opened our food and beverage facilities and as of June 18, 2003, we had reached full operations with 1600 slot machines. We are proceeding with an application for a liquor license. The history of our operations is as follows:

•	On September 14, 2002, we commenced operations with approximately 66 gaming machines located in a portion of our gaming facility.

•	Between September 14, 2002 and March 31, 2003, we periodically installed and removed a number of our gaming machines in preparation for the opening of our entire gaming facility. During such period, the number of gaming machines operated gradually increased to 242.

•	On April 1, 2003, we opened the remainder of our 62,000 square-foot gaming facility, including our food and beverage facilities, our Player’s Club, 16 table games and an additional 302 gaming machines.

•	Between April 1, 2003 and June 18, 2003, we gradually increased the number of gaming machines from 544 to our current total of 1,600.

We commenced operations with one parking lot located directly adjacent to our gaming facility, designed to accommodate 225 customer vehicles or up to approximately 325 customer vehicles when operated by a valet service during peak demand periods. On March 23, 2003, we completed the construction of our second parking lot, designed to accommodate 80 customer vehicles or up to approximately 100 customer vehicles when operated by a valet service. On April 20, 2003, we completed the construction of our third parking lot, designed to accommodate 70 customer vehicles or up to approximately 75 customer vehicles when operated by a valet service. The three parking lots are designed to accommodate a total of approximately 500 customer vehicles when operated by a valet service.

Back to Contents

On November 7, 2003, we issued the Notes. A portion of the proceeds from the sale of the Notes was used to fund our expansion project, which includes three additional parking structures and infrastructure improvement, repayment of various debts and accrued expenses of the Tribe, as well as to increase our cash on hand. The balance of the net proceeds was used to fund a land purchase by the Tribe and settle litigation of the Tribe. The Notes are secured by a first priority pledge of the casino’s revenue and substantially all of the casino’s existing and future tangible and intangible personal property.

At the beginning of 2003, we started our infrastructure projects, including the excavation of a hillside and the construction of retaining walls. In April 2003, we began the design process for the parking structures. The parking structures portion of the expansion project will be completed in two phases and our existing gaming facility will remain open during construction. The first phase includes a parking structure with approximately 445 spaces, which opened for valet parking on July 26, 2004. The second phase, which will include our second and third parking structures with approximately 445 and approximately 470 spaces, respectively, is expected to be completed in December 2004.

Critical Accounting Policies and Estimates

We have identified the following critical accounting policies and estimates that affect our more significant judgments and estimates used in the preparation of our financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate those estimates, including those related to asset impairment, accruals for our promotional slot club, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements:

•	Casino Revenues – In accordance with industry practice, casino revenue is recognized as the net win from gaming activities, which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive slot jackpots.

•	Capitalized Interest – The interest cost associated with major development and construction projects is capitalized and included in the cost of our casino. Capitalization of interest ceases when the project is substantially complete or development activity is suspended.

•	Property and Equipment– Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	10-39 years

Furniture, fixtures and equipment	5-7 years

We evaluate our property and equipment for impairment in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. When events or circumstances indicate that an asset should be reviewed for impairment, we compare the undiscounted cash flow derived from the asset or asset group to the net carrying value. If an impairment is indicated, the impairment loss is measured by the amount in which the carrying value of the asset or asset group exceeds its fair value. Fair value is measured by comparable sales, solicited offers or discounted cash flow models.

Back to Contents

•	Accrued Progressive Slot Jackpots– Accrued progressive slot jackpots consist of estimates for prizes relating to various games that have accumulated jackpots. We have recorded the cost of these anticipated payouts as a reduction of casino revenues, and the cost is included as a component of accrued liabilities.

•	Accrued Slot Players Club– In accordance with Emerging Issues Task Force Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future, we have recorded a liability related to prizes and cash incentives earned by the members of our players club and have adjusted the liability for the estimated future breakage. We have recorded the cost of the estimated redemption of the liability related to prizes as an operating expense and the estimated redemption of the liability related to cash as promotional allowance in the accompanying statements of revenues, expenses and changes in fund deficit.

•	Contingencies –We assess our exposures to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of June 30, 2004, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

•	Accounting Standards – There are differences between financial statements prepared in accordance with Governmental Accounting Standards Board (“GASB”) pronouncements and those prepared in accordance with Financial Accounting Standards Board (“FASB”) pronouncements. The statement of revenues, expenses, and fund deficit is a combined statement under GASB pronouncements. FASB pronouncements allow a statement of income or operations and a statement of owners’ or shareholders’ deficit, which is where distributions to owners would be presented under FASB pronouncements. The amount shown on our statement of revenues, expenses and fund deficit as net income before tribal distributions would not be different if we followed all FASB pronouncements to determine net income and would be the most comparable amount to net income computed under FASB pronouncements. We are an unincorporated instrumentality created by tribal law and accounted for as a separate fund of the Tribe; as such there is no owners’ or shareholders’ deficit as traditionally represented under FASB pronouncements. The most comparable measure of owners’ deficit presented on our balance sheet would be fund deficit.

Results of Operations

Comparison of the three months ended June 30, 2004 and 2003

Net Revenues. Our net revenues for the three months ended June 30, 2004 increased by $6.4 million to $25.4 million from $19.0 million for the three months ended June 30, 2003. The increase is attributed to the casino’s full-scale operation in the quarter ended June 30, 2004 as opposed to our operations with less than our full 1600 slot machines from April 1, 2003 through June 18, 2003. Approximately 96.8% of our net revenues were from our gaming activities in the second quarter of 2004. We generated $22.2 million from slot machines and $2.3 million from table games for the three months ended June 30, 2004. We expect a significant increase in net revenues once all the parking structures are open and fully operational. We commenced partial operations on September 14, 2002 with 66 slot machines and gradually added slot machines through June 18, 2003 until we had our full complement of 1600 machines. We generated $16.2 million from slot machines and $2.2 million from table games for the three months ended June 30, 2003. Our win per slot machine per day was $153 in the second quarter of 2004 which increased from $144 in the second quarter of 2003. The increase is a result of the significant increase in number of patrons from drive ups and expansion of our bus program.

Back to Contents

We started our food, beverage and retail operations on April 1, 2003 and we generated $1.2 million and $0.7 million sales for three months ended June 30, 2004 and 2003. The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Such allowances were $0.5 million and $0.2 million for the three months ended June 30, 2004 and 2003.

Operating expenses. Operating expenses for the three months ended June 30, 2004 were $18.2 million, or 71.7% of net revenues, compared to $13.8 million, or 72.7% of net revenues, for the three months ended June 30, 2003. The increase in operating expenses is attributable to the casino’s full-scale operation in the quarter ended June 30, 2004 as opposed to our operations with less than 1600 slot machines from April 1, 2003 through June 18, 2003.

Casino expense includes costs associated with our gaming operations. Casino expense also includes an allocation of food, beverage and retail expense related to the costs of complimentary activities. Casino expense for the three months ended June 30, 2004 increased to $4.7 million, or 19.2% of casino revenues, from $3.9 million, or 21.0% of casino revenues, for the three months ended June 30, 2003. The increase of the casino expense is attributable to the increased operational activities as we increased the parking and slot machines through a period of time. We were able to lower the casino expense margin due to our ability to leverage some of our fixed costs over a larger operation. Food, beverage and retail expense for the three months ended June 30, 2004 was $1.1 million, or 94.0% of food, beverage and retail revenue, which decreased from $1.2 million for the three months ended June 30, 2003. Our food, beverage and retail expense ratio is materially higher than what we expect it to be in the future as we have used our food and beverage services to draw customers to our gaming facility and build customer loyalty rather than as a source of profits.

Selling, general and administrative expense for the three months ended June 30, 2004 increased by $2.2 million to $8.7 million, or 34.2% of net revenues, from $6.5 million, or 34.2% of net revenues, for the three months ended June 30, 2003. The increase in selling, general and administrative expense is attributable to launching our full-scale of operations on April 1, 2003 and gradual installation of all 1600 slot machines through June 18, 2003. Selling, general and administrative expense as a percentage of net revenues has remained consistent in the second quarter of 2004 compared to the second quarter of 2003.

Depreciation expense for the three months ended June 30, 2004 was $1.5 million compared to $1.3 million for the three months ended June 30, 2003. Depreciation expense was computed using the straight-line method over the useful lives of the property, plant and equipment. The increase in depreciation expenses is due to the addition of depreciable assets.

We are a party to a development and loan agreement pursuant to which the Tribe obtained a development loan for planning and early stage construction of our casino which requires us to pay to Dry Creek Casino, LLC (“DCC”), a credit enhancement fee equal to 20% of our net income before distributions to the Tribe plus depreciation expense plus an amount equal to the annual interest on $25.0 million principal amount of the Notes less revenues from sales of alcoholic beverages. We began paying the credit enhancement fee in June 2003. The credit enhancement fee was $1.4 million and $0.3 million for the three months ended June 30, 2004 and 2003.

Gaming commission expense for the three months ended June 30, 2004 increased by $0.1 million to $0.5 million from $0.4 million for the three months ended June 30, 2003. The Tribe enacted a tribal gaming ordinance in April 1997 which, among other matters, created and established the Tribal Gaming Commission as a governmental subdivision of the Tribe. The Tribal Gaming Commission is responsible for the regulation of all gaming activities conducted by the Tribe or us on tribal lands. The gaming commission expense consists of our reimbursement of the Tribal Gaming Commission’s costs in connection with the inspection of all gaming operations within the Tribe’s reservation boundaries, enforcement of all provisions of the tribal gaming ordinance, investigation of all allegations of violations of the tribal gaming ordinance, conducting or arranging for background investigations of all applicants for tribal gaming licenses, issuing gaming licenses in accordance with the tribal gaming ordinance and the compact, the payment of the salaries of the gaming commissioners and other employees of the Tribal Gaming Commission, and the payment of our auditor’s fees.

Back to Contents

Compact revenue sharing trust fund expense remained the same at $0.3 million for the three months ended June 30, 2004 and 2003. Compact revenue sharing trust fund includes payments associated with operating 1,600 gaming machines, although we had not installed all 1,600 gaming machines until June 18, 2003. Compact revenue sharing trust fund expense includes payments to the revenue sharing trust fund (“RSTF”) as required by our Compact with the State of California. The Tribe is obligated to remit certain fees to the California Gambling Control Commission on a quarterly basis for inclusion in the RSTF. The RSTF is for the benefit of tribes that have no or limited gaming. We pay these fees on behalf of the Tribe. These fees became payable by the Tribe when we commenced operations in September 2002 and are based on the number of our gaming device licenses.

Income from operations. Income from operations for the three months ended June 30, 2004 was $7.2 million, or 28.3% of net revenues, compared to $5.2 million for the three months ended June 30, 2003. Our increased income from operations is attributable to the casino’s full-scale operation in the quarter ended June 30, 2004 as opposed to our operations with less than 1600 slot machines from April 1, 2003 through June 18, 2003.

Other expense, net. Other expense, net for the three months ended June 30, 2004 increased to $5.4 million, or 21.3% of net revenues from $1.7 million, or 8.9% of net revenues, for the three months ended June 30, 2003. Other expense, net included $5.5 million of interest expense (net of capitalized interest of $0.9 million) for the three months ended June 30, 2004, compared to $1.7 million of interest expense for the three months ended June 30, 2003.

Income before distribution to Tribe. Income before distributions to Tribe for the three months ended June 30, 2004 decreased by $1.7 million to $1.8 million, or 7.0% of net revenues from $3.5 million for the three months ended June 30, 2003.

Comparison of the six months ended June 30, 2004 and 2003

Net revenues. Net revenues for the six months ended June 30, 2004 increased by $26.4 million to $50.9 million from $24.5 million for the six months ended June 30, 2003. The increase is attributed to the casino’s full-scale operation in the quarter ended June 30, 2004 as opposed to our operations with less than 1600 slot machines from April 1, 2003 through June 18, 2003. Approximately 96.8% of our net revenues were from our gaming activities in the second quarter of 2004. We generated $44.3 million from slot machines and $5.0 million from table games for the six months ended June 30, 2004. We expect a significant increase in net revenues once all the parking structures are open and fully operational. We generated $21.6 million from slot machines and $2.3 million from table games for the six months ended June 30, 2003. Our win per slot machine per day was $152 in the first half of 2004 which decreased from $160 in the first half of 2003. The decrease is a result of the having all 1600 slot machines on line but insufficient parking to accommodate all of our drive up patrons while maintaining our bus program.

We started our food, beverage and retail operations on April 1, 2003 and we generated $2.4 million sales for six months ended June 30, 2004 compared to $0.7 million for the six months ended June 30, 2003. The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Such allowances were $1.0 million and $0.2 million for the six months ended June 30, 2004 and 2003.

Back to Contents

Operating expenses. Operating expenses for the six months ended June 30, 2004 were $36.2 million, or 71.1% of net revenues, compared to $18.4 million, or 75.1% of net revenues, for the six months ended June 30, 2003. The increase in operating expenses is attributable to the casino’s full-scale operation in the quarter ended June 30, 2004 as opposed to our operations with less than 1600 slot machines from April 1, 2003 through June 18, 2003. The operating expense as a percentage of net revenue decreased due to economics of scale of operations and the substantial increase in our gaming revenues.

Casino expense includes costs associated with our gaming operations. Casino expense also includes an allocation of food, beverage and retail expense related to the costs of complimentary activities. Casino expense for the six months ended June 30, 2004 increased to $9.1 million, or 18.6% of casino revenues, from $4.7 million, or 19.5% of casino revenues, for the six months ended June 30, 2003. The relative increase in casino expense is due to having a full six months of operations as opposed to three months during the first half of 2003.

Food, beverage and retail expense for the six months ended June 30, 2004 was $2.5 million, or 103% of food, beverage and retail revenue, increasing from $1.4 million for the six months ended June 30, 2003. Our food, beverage and retail expense ratio is materially higher than what we expect it to be in the future as we have used our food and beverage services to draw customers to our gaming facility and build customer loyalty rather than as a source of profits.

Selling, general and administrative expense for the six months ended June 30, 2004 increased by $7.9 million to $17.2 million, or 33.8% of net revenues, from $9.3 million, or 37.7% of net revenues, for the six months ended June 30, 2003. The increase in selling, general and administrative expense is attributable to launching our full-scale of operations on April 1, 2003. Selling, general and administrative expense as a percentage of net revenues has decreased in the first half of 2004 compared to the first half of 2003 as a result of cost savings obtained from economies of scale and due to the substantial increase in our revenues from the additional slot machines placed in service.

Depreciation expense for the six months ended June 30, 2004 was $3.1 million compared to $1.5 million for the six months ended June 30, 2003. Depreciation expense was computed using the straight-line method over the useful lives of the property, plant and equipment. The increase in depreciation expenses is due to the addition of depreciable assets.

We began paying the credit enhancement fee in June 2003. The credit enhancement fee was $2.7 million, or 5.4% of net revenues, for the six months ended June 30, 2004 compared to $0.3 million or 1.2% of net revenues.

Gaming commission expense for the six months ended June 30, 2004 increased by $0.2 million to $0.9 million from $0.7 million for the six months ended June 30, 2003.

Compact revenue sharing trust fund expense remained the same at $0.7 million for the six months ended June 30, 2004 and 2003. Compact revenue sharing trust fund includes payments associated with operating 1600 gaming machines, although we had not installed all 1600 gaming machines until June 18, 2003. We pay these fees on behalf of the Tribe. These fees became payable by the Tribe when we commenced operations in September 2002 and are based on the number of our gaming device licenses.

Income from operations. Income from operations for the six months ended June 30, 2004 was $14.7 million, or 28.9% of net revenues, compared to $6.1 million, or 24.9% of net revenues for the six months ended June 30, 2003. Our increased income from operations is attributable to the casino’s full-scale operation with 1600 slot machines commencing on June 18, 2003.

Other expense, net. Other expense, net for the six months ended June 30, 2004 increased to $9.4 million, or 18.4% of net revenues from $1.7 million, or 7.1 % of net revenues, for the six months ended June 30, 2003. Other expense, net included $9.6 million of interest expense (net of capitalized interest of $1.4 million) for the six months ended June 30, 2004, compared to $1.7 million of interest expense for the six months ended June 30, 2003.

Back to Contents

Income before distributions to Tribe. Income before distributions to Tribe for the six months ended June 30, 2004 increased by $1.0 million to $5.4 million, or 10.5% of net revenues from $4.4 million, or 17.8% of net revenues for the six months ended June 30, 2003.

Liquidity and Capital Resources

Since our inception, we have funded our capital expenditures and working capital requirements primarily through gaming equipment supplier financing, other financing, debt financing and operating cash flow.

Construction of our casino and infrastructure improvements commenced on April 1, 2002. The first portion of our gaming facility was completed in September 2002. As of June 30, 2004, we had spent approximately $62.5 million on the planning, development and construction of our gaming facility, infrastructure and furniture, fixtures and equipment. We financed the development with borrowings and development advances, which funded the development of our site and costs associated with construction.

We have an operating lease with Sprung Instant Structures, Inc. for the sprung structure housing our gaming operations. The purchase of our gaming equipment was primarily funded through borrowing and secondarily through operating leases with gaming equipment suppliers. In addition, vehicles used in our gaming facility business were financed with the vendors. These sources, in addition to our operating cash flow, funded the construction of our existing gaming facility and infrastructure. Since the issuance of our Notes, our expansion project has been funded from proceeds of the offering set aside in a construction disbursement account for such purpose. In addition, we expect to fund a portion of the remaining costs associated with our expansion project from our working capital.

Our capital expenditures for the six months ended June 30, 2004 and 2003 were $31.3 million and $22.4 million, respectively. This increase in 2004 is primarily attributable to the expansion project and infrastructure improvements.

As of June 30, 2004, we had cash, cash equivalents and restricted cash of $60.9 million, as compared to $87.0 million as of December 31, 2003. Our principal source of liquidity during the six months ended June 30, 2004 consisted of cash flow from operating activities. Net cash provided by operating activities for the six months ended June 30, 2004 was $17.1 million, an increase of $7.2 million from $9.9 million for the six months ended June 30, 2003.

Restricted cash consists of funds set aside in construction financing accounts for construction costs for the three parking structures, infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds necessary to develop an approximately 18-acre parcel of land adjacent to the Tribe’s reservation which is expected to include an additional access road to the Tribe’s reservation and to our casino. Our restricted cash is held in escrow accounts which are restricted for authorized construction disbursements. These escrow accounts are invested in money market instruments, which pay interest monthly.

Net cash used for capital and related financing activities for the six months ended June 30, 2004 was $11.4 million, compared to $6.9 million net cash used in capital and related financing activities for the six months ended June 30, 2003. Cash flow used in capital and related financing activities was primarily for the parking structure and related infrastructure. Cash flow used in non-capital financing activities for the six months ended June 30, 2004 was $3.0 million, an increase of $1.9 million from $1.1 million for the six months ended June 30, 2003. Cash flow used in non-capital financing activities consisted of distributions to the Tribe.

Back to Contents

We originally expected completion of our expansion project to cost approximately $64.6 million, which was funded with a portion of the net proceeds of our Notes, advances from the Tribe and cash from operations. The original expansion budget included $35.4 million for the three parking structures, $24.1 million for infrastructure improvements and a $5.1 million construction contingency. In addition, $10.0 million has been placed in a construction escrow account that is available to fund additional construction contingencies. Our current budget for the expansion project has been increased to approximately $73.7 million, of which we have paid $36.5 million as of June 30, 2004. The remaining portion of the project is expected to be funded though our restricted cash and cash from operations. Our current budget is comprised of $39.4 million for the three parking structures and $34.3 million for infrastructure improvements. In an effort to expedite construction of our expansion project, we commenced construction before all design documents were finalized, which resulted in inefficiencies and modifications that caused actual construction costs to exceed budgeted amounts. In addition, the infrastructure improvements portion of our expansion project resulted in higher than expected costs due to weather delays and to unforeseeable soil conditions, which required us to substantially increase the scope of the work and quantity of the construction material.

We believe that existing cash balances and cash from operations will provide adequate funds for our working capital needs, planned capital expenditures, including the expansion project and debt service requirements for the foreseeable future. However, our ability to fund our operations, make planned capital expenditures, make scheduled debt payments and refinance our indebtedness depends on our future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Additionally, the indenture limits our ability to incur additional indebtedness.

Contractual Obligations as of June 30, 2004

The following table summarizes our contractual obligations and commitments as of June 30, 2004:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long term debt obligations (a)	$210,078,474	$10,029,660	$46,128	$2,686	$200,000,000
Purchase obligations (b)	32,230,105	32,230,105	—	—	—
Operating lease obligations	2,949,472	1,054,653	1,179,158	715,661	—

Total obligations (c)	$245,258,051	$43,314,418	$1,225,286	$718,347	$200,000,000

(a) Long term debt obligations do not include interest payments of $19.8 million in less than 1 year; $39.0 million in 1-3 years; $39.0 million in 3-5 years and $45.8 million in more than 5 years.

(b) Purchase obligations include payments obligations to our general contractor for construction of the three parking structures and infrastructure improvements and the designed fee obligation to the architecture company. Purchase obligations are paid through our construction escrow accounts which were funded by proceeds from the issuance of the Notes.

(c) Total obligations do not include the revenue sharing trust fund payments. Our compact with the State of California requires us to pay a quarterly fee of $0.4 million to the revenue sharing trust fund, based on the number of our licensed gaming devices.

We are a party to a development and loan agreement which requires us to pay to DCC a credit enhancement fee equal to 20% of our net income before distributions to the Tribe plus depreciation expense plus an amount equal to the annual interest on $25.0 million principal amount of the Notes less revenues from sales of alcoholic beverages.

Back to Contents

Regulation and Taxes

We are subject to extensive regulation by the Tribal Gaming Commission, the California Gambling Control Commission and the National Indian Gaming Commission. Changes in applicable laws or regulations could have a significant impact on our operations.

Since we are an unincorporated instrumentality of the Tribe located on reservation land held in trust by the United States of America, we have not been subject to federal or state income taxes. Various efforts have been made in Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. It is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on our operating results and cash flow from operations.

Impact of Inflation

Absent changes in competitive and economic conditions or in specific prices affecting the casino industry, we do not expect that inflation will have a significant impact on our gaming facility operations. Changes in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the casino industry in general.

Seasonality

We have a limited operating history. We anticipate that activity at our gaming facility may be modestly seasonal with stronger results expected during the summer due in part to the relatively higher levels of tourism during such times of the year. In addition, our operations may be impacted by adverse weather conditions and fluctuations in the tourism business. Accordingly, our results may fluctuate from quarter to quarter and the results of one quarter may not be indicative of results from future quarters.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Through June 30, 2004, we had not invested in derivative or foreign currency-based financial instruments. Additionally, we primarily have fixed rate debt. As such, we do not believe we have material exposure to market risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a – 15(e) and 15d – 15(e)) as of the end of the quarterly period ended June 30, 2004. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving its objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

Back to Contents

PART II.      OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

We are a litigant in other matters arising in the normal course of business. In the opinion of management no claims are pending that could have an adverse impact on our financial position, results of operation or cash flows.

ITEM 6.      EXHIBITS

(a)	Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

(b)	Reports on Form 8-K

No reports on 8-K were filed during the period covered by this report.

Back to Contents

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 16, 2004		RIVER ROCK ENTERTAINMENT AUTHORITY (Registrant)

	By:	/s/ Douglas Searle

Douglas Searle, Chief Executive Officer

	By:	/s/ Yuan Fang (Yvonne) Mao

Yuan Fang (Yvonne) Mao, Chief Financial Officer

Back to Contents

EXHIBIT INDEX

Exhibit No.	Exhibit

1.1	Purchase Agreement, dated as of November 4, 2003, by and among the River Rock Entertainment Authority (the “Authority”), an unincorporated instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian Tribe (the “Tribe”) and CIBC World Markets Corp. (the “Initial Purchaser”) (filed as Exhibit 1.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

3.1	Dry Creek Rancheria Band of Pomo Indians Ordinance No. 03-10-25-003 setting forth the River Rock Entertainment Authority Act of 2003 (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

3.2	Dry Creek Rancheria Band of Pomo Indians Tribal Council Resolution No. 03-10-25-002 (the River Rock Entertainment Authority and Bond Resolution Act) approving, among other things, creation of the River Rock Entertainment Authority (filed as Exhibit 3.2 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

3.3	Dry Creek Rancheria Band of Pomo Indians Ordinance No. 97-08-04, as amended October 25, 2003, authorizing and regulating gaming on the Dry Creek Indian Rancheria (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

4.1	Indenture, dated as of November 7, 2003, by and among the Authority, the Tribe and U.S. Bank National Association, as Trustee (the “Trustee”), together with the Exhibits attached thereto (filed as Exhibit 4.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

4.2	Form of Global 9 3/4% Senior Note due 2011 (contained in the Indenture filed as Exhibit 4.1 herewith) (filed as Exhibit 4.2 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

4.3	Registration Rights Agreement, dated as of November 7, 2003, by and between the Authority and the Initial Purchaser (filed as Exhibit 4.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

4.4	Intercreditor Agreement, dated as of November 7, 2003, by and among the Trustee, Dry Creek Casino, LLC, the Authority and the Tribe (filed as Exhibit 4.4 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.1	Tribal-State Compact between the Dry Creek Rancheria Band of Pomo Indians and the State of California, effective May 2000 (filed as Exhibit 10.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

Back to Contents

10.2	Cash Collateral and Disbursement Agreement, dated as of November 7, 2003, by and among the Trustee, U.S. Bank National Association, as USB disbursement agent, Wells Fargo Bank, N.A., as WFB disbursement agent, Merritt & Harris, Inc., as Independent Construction Consultant, the Authority and the Tribe (filed as Exhibit 10.2 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.3	Amendment No. 1 to Cash Collateral and Disbursement Agreement, dated as of November 17, 2003, by and among the Trustee, U.S. Bank National Association, as USB disbursement agent, Wells Fargo Bank, N.A., as WFB disbursement agent, Merritt & Harris, Inc., as Independent Construction Consultant, the Authority and the Tribe (filed as Exhibit 10.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.4	U.S. Bank National Association Control Agreement, dated as of November 7, 2003, by and among the Trustee, U.S. Bank National Association, as disbursement agent, securities intermediary and depository bank, the Authority and the Tribe (filed as Exhibit 10.4 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.5	Wells Fargo Bank, N.A. Control Agreement, dated as of November 7, 2003, by and among the Trustee, Wells Fargo Bank, N.A., as depository bank, the Authority and the Tribe (filed as Exhibit 10.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.6	Wells Fargo Bank, N.A. side letter dated December 1, 2003, from Wells Fargo Bank, N.A. to the Trustee (filed as Exhibit 10.6 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.7	Pledge and Security Agreement, dated as of November 7, 2003, by and among the Authority, the Tribe and the Trustee (filed as Exhibit 10.7 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.8	Development and Loan Agreement, dated as of August 26, 2001, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.8 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.9	Amendment to the Development and Loan Agreement, dated as of April 29, 2002, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.9 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.10	Second Amendment to Development and Loan Agreement, dated as of February 19, 2003, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.10 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.11	Third Amendment to Development and Loan Agreement, dated as of May 29, 2003, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.11 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

Back to Contents

10.12	Fourth Amendment to Development and Loan Agreement, dated as of October 9, 2003, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.13	Fifth Development and Loan Agreement, dated as of October 9, 2003 by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.13 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.14	Sixth Amendment to the Development and Loan Agreement, dated as of November 7, 2003, by and between the Authority and Dry Creek Casino, LLC (filed as Exhibit 10.14 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.15	Employment Agreement, dated as of December 24, 2001, by and between the Tribe and Douglas Searle (filed as Exhibit 10.15 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.16	Employment Agreement, dated as of October 14, 2002, by and between the Tribe and Norman Runyan (filed as Exhibit 10.16 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.17	Agreement, dated as of May 28, 2003, by and between the Tribe and FFKR Architects/Planners II (filed as Exhibit 10.17 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.18	Agreement, dated as of October 2, 2003, by and between the Tribe and FFKR Architects/Planners II (filed as Exhibit 10.18 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.19	Agreement, dated as of April 1, 2004, by and between the Authority and Swinerton Builders (filed as Exhibit 10.19 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.20	Lease Agreement, dated as of May 30, 2002, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.20 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.21	Amendment No. 1 to Lease Agreement, dated as of February 26, 2004, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.21 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.22	Dry Creek Casino, LLC Amended and Restated Limited Recourse Promissory Note, dated November 7, 2003, by and among the Authority and Dry Creek Casino, LLC (filed as Exhibit 10.22 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

31.1	Certification by Douglas Searle, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Yuan Fang (Yvonne) Mao, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)