Form 10-Q
period 2004-09-30
River Rock Entertainment Authority
filed 2004-11-15
CIK 1288924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ____ to ____

Commission File Number: 333-115186

RIVER ROCK ENTERTAINMENT AUTHORITY (Exact name of registrant as specified in its charter)

Not Applicable		68-0490898
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

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

Yes           No

Back to Index

Back to Index

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

BALANCE SHEETS (Unaudited)

September 30, 2004		December 31, 2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$24,979,355	$16,897,644
Restricted cash-current	8,012,730	13,304,106
Accounts receivable	76,618	106,748
Inventories	351,036	149,401
Prepaid expenses and other current assets	536,525	882,933

Total current assets	33,956,264	31,340,832

RESTRICTED CASH-Net of Current	25,224,915	56,762,374

PROPERTY AND EQUIPMENT:
Buildings and improvements	41,731,224	40,345,177
Furniture, fixtures and equipment	22,484,194	20,512,559

	64,215,418	60,857,736
Accumulated depreciation	(9,222,951)	(4,610,859)
Construction in progress	60,904,707	17,965,694

Property and equipment-net	115,897,174	74,212,571

DEPOSITS AND OTHER ASSETS	7,343,864	7,864,059

TOTAL	$182,422,217	$170,179,836

LIABILITIES AND FUND DEFICIT

CURRENT LIABILITIES:
Accounts payable:
Trade	$2,917,187	$6,185,353
Construction	8,012,730	3,285,658
Capital Leases payable	533,286	—
Accrued liabilities	11,849,806	5,634,797
Current maturities of long-term debt	29,912	10,018,448

Total current liabilities	23,342,921	25,124,256

LONG-TERM LIABILITIES:
Capital Lease payable	95,745	—
Long-term debt - net of current maturities	207,652,388	197,410,354

Total long-term liabilities	207,748,133	197,410,354

FUND DEFICIT:
Invested in capital assets-net of related debt	(91,880,871)	(133,216,231)
Restricted for capital projects	33,237,645	70,066,480
Unrestricted	9,974,389	10,794,977

Total fund deficit	(48,668,837)	(52,354,774)

TOTAL	$182,422,217	$170,179,836

The accompanying notes are an integral part of these unaudited financial statements.

Back to Index

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN FUND DEFICIT
(Unaudited)

	Three-Month		Nine-Month
	Period Ended		Period Ended
	September 30,		September 30,

	2004	2003	2004	2003

REVENUES:
Casino	$27,177,352	$21,391,186	$76,462,311	$45,272,989
Food, beverage & retail	1,513,930	696,568	3,911,778	1,403,343
Other	151,768	113,071	421,816	245,694

Gross revenues	28,843,050	22,200,825	80,795,905	46,922,026

Promotional allowance	(709,718)	(488,792)	(1,740,532)	(735,966)

Net revenues	28,133,332	21,712,033	79,055,373	46,186,060

OPERATING EXPENSES:
Casino	5,180,163	4,458,648	15,574,001	9,379,149
Food, beverage & retail	1,245,366	434,913	3,457,893	1,542,488
Selling, general and administrative	10,384,146	8,321,208	26,598,177	17,579,531
Depreciation	1,588,670	1,438,558	4,658,349	2,894,562
Credit enhancement fee	1,061,711	1,408,750	3,806,665	1,709,208
Gaming commission expense	418,237	391,640	1,315,785	1,051,942
Compact revenue sharing trust fund	333,750	333,750	1,001,250	1,001,250

Total Operating expenses	20,212,043	16,787,467	56,412,120	35,158,130

INCOME FROM OPERATIONS	7,921,289	4,924,566	22,643,253	11,027,930

OTHER EXPENSE-Net
Interest expense	(4,267,150)	(1,396,818)	(13,848,312)	(3,139,877)
Interest income	113,665	—	396,953	—
Gain (Loss) on sale of assets	(4,605)	—	(59,122)	—
Other expense	(416)	—	(637)	—

Other expense-net	(4,158,506)	(1,396,818)	(13,511,118)	(3,139,877)

INCOME BEFORE DISTRIBUTION TO TRIBE	3,762,783	3,527,748	9,132,135	7,888,053
DISTRIBUTIONS TO TRIBE	(2,421,198)	(1,492,525)	(5,446,198)	(2,603,737)

NET INCOME AFTER DISTRIBUTIONS TO TRIBE	1,341,585	2,035,223	3,685,937	5,284,316
FUND DEFICIT-Beginning of period	(50,010,422)	(3,087,348)	(52,354,774)	(6,336,410)

FUND DEFICIT-End of period	$(48,668,837)	$(1,052,125)	$(48,668,837)	$(1,052,094)

The accompanying notes are an integral part of these unaudited financial statements.

Back to Index

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month
	Period Ended
	September 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$79,058,173	$46,676,332
Cash paid for salaries and benefits	(19,681,716)	(12,543,269)
Cash paid to suppliers	(29,467,234)	(11,988,217)
Cash paid for compact revenue sharing trust fund	(1,001,250)	(1,001,250)

Net cash provided by operating activities	28,907,973	21,143,596

CASH FLOWS FROM CAPITAL AND RELATED
FINANCING ACTIVITIES:
Proceeds from long-term financing	—	17,952,896
Payments of long-term debt	(60,973)	(4,436,758)
Purchases of property and equipment	(38,561,391)	(27,537,241)
Change in restricted cash	36,828,835	1,811,604
Interest paid	(10,054,200)	(3,295,819)
Credit enhancement fee	(3,403,382)	—
Proceeds on sale of assets	122,580	—
Other	(251,533)	(414,822)

Net cash (used in) capital and related financing activities	(15,380,064)	(15,920,140)

CASH FLOW FROM NON-CAPITAL FINANCING ACTIVITIES-
Distributions to Tribe	(5,446,198)	(2,603,737)

CHANGE IN CASH AND CASH EQUIVALENTS	8,081,711	2,619,719

CASH AND CASH EQUIVALENTS, Beginning of the period	16,897,644	872,168

CASH AND CASH EQUIVALENTS, End of the period	$24,979,355	$3,491,887

RECONCILIATION OF INCOME BEFORE DISTRIBUTIONS TO TRIBE TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:
Income before Distributions to Tribe	$9,132,135	$7,888,052

Adjustments to reconcile income before distributions to Tribe to net cash provided by operating activities:
Depreciation	4,658,349	2,894,562
Interest Expense, net	13,848,312	3,139,877
Credit enhancement fee	3,806,665	—
Loss on sales of assets	59,122	—
Changes in operating assets and liabilities:
Accounts receivable	30,130	(23,055)
Inventories	(201,635)	(182,269)
Prepaid expenses and other current assets	346,400	(475,155)
Accounts payable-trade	(3,268,166)	5,622,004
Accrued liabilities	496,661	2,279,580

Back to Index

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month
	Period Ended
	September 30,

	2004	2003

Total adjustments	19,775,838	13,255,544

NET CASH PROVIDED BY OPERATING ACTIVITIES	$28,907,973	$21,143,596

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:
Acquisition of property and equipment through third party financing	$690,566	$6,937,240
Acquisition of property and equipment through accounts payable construction	4,727,072	2,584,972
Capitalized interest included in purchases of property and equipment	2,545,626	1,091,413

The accompanying notes are an integral part of these unaudited financial statements.

Back to Index

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

The Tribe opened a portion of the Casino, while construction was being completed, on September 14, 2002. Following completion of construction, the Casino was fully opened on April 1, 2003.

The Authority was formed as an unincorporated instrumentality of the Tribe on November 5, 2003 pursuant to a reorganization whereby the Tribe’s gaming business became owned and operated by the Authority. This reorganization was accounted for as a reorganization of entities under common control. Accordingly, after the reorganization, the assets and liabilities of the casino operating property were presented by the Authority on a historical-cost basis.

The Authority operates as a separate, wholly owned operating unit of the Tribe and is not a separate legal entity. These financial statements reflect the financial position and activity of only the Authority and do not purport to represent the financial position and activity of the Tribe.

The Authority is in the initial stages of operations. Income before distributions to Tribe was $3,762,783 for the three months ended September 30, 2004 and $9,132,135 for the nine months ended September 30, 2004. A fund deficit of $48,668,837 exists as of September 30, 2004. The Authority’s current assets exceeded its current liabilities by $10,613,343. On November 7, 2003, the Authority issued $200,000,000 in 9¾% Senior Notes, due 2011 (the “Notes”), and used a portion of the proceeds to reduce current payables, accruals and debt. The Authority’s ability to fund future debt service payments is dependent upon the success of the Casino. Management believes that the full-scale casino will attract sufficient patronage levels to achieve profitability and to repay its indebtedness. The Authority currently generates significant cash flow from operations and expects that its cash flow will increase substantially upon completion of construction of the enhanced parking structures. In addition, the Authority has not been subject to any local, state or federal income taxes.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Standards—The Authority prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). The financial statements presented are prepared on the accrual basis of accounting from the accounts and financial transactions of the Authority. Generally accepted accounting principles require the Authority to apply all applicable pronouncements of the Governmental Accounting Standards Board (“GASB”). The Authority is also required to follow Financial Accounting Standards Board (“FASB”) Statements and Interpretations, Accounting Principles Board Opinions and Accounting Research Bulletins issued on or before November 30, 1989, unless those pronouncements conflict with or contradict GASB pronouncements. The Authority is given the option whether to apply all FASB Statements and Interpretations issued after November 30, 1989, except for those that conflict with or contradict GASB pronouncements. Accordingly, the Authority has elected to implement non conflicting FASB Statements and Interpretations issued after November 30, 1989.

Back to Index

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

NOTES TO UNAUDITED FINANCIAL STATEMENTS – (Continued)

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

     New Accounting Pronouncements—In June 1997, GASB issued Statement No. 34, Basic Financial Statements—and Management’s Discussion and Analysis—for State and Local Governments, which becomes effective for the Authority for the year ending December 31, 2004. The statement modifies the reporting requirements for basic financial statements and the required supplementary information for general-purpose governments. In June 2001, GASB also issued Statement No. 37, Basic Financial Statements—and Management’s Discussion and Analysis—for State and Local Governments: Omnibus, and Statement No. 38, Certain Financial Statement Disclosures. These also become effective for the fiscal year ending December 31, 2004. The adoption of these statements on the financial statements did not have a material impact on the financial statements of the Authority.

     In March 2003, GASB issued Statement No. 40, Deposit and Investment Risk Disclosures—an amendment of GASB Statement No. 3, which becomes effective for the Authority for the year ending December 31, 2005. This statement requires state and local governments to communicate key information about deposit and investment risks. The impact of adoption of this statement on the financial statements of the Authority has not yet been determined.

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

     Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents—The Authority considers all highly liquid investments with a maturity of three months or less at date of purchase as cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value. Cash and cash equivalents include cash on hand, cash on deposit with banks and highly liquid investments. The Federal Deposit Insurance Corporation (“FDIC”) has insured $100,000 of the cash on deposit with the bank. The Authority believes that there is little risk of loss regarding the uninsured amounts of cash and cash equivalents on deposit with the bank.

     Inventories—Inventories, consisting principally of gaming supplies and concession items, are stated at the lower of cost (first-in, first-out) or market.

Back to Index

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

NOTES TO UNAUDITED FINANCIAL STATEMENTS – (Continued)

     Restricted Cash—Restricted cash consists of estimated construction expenses for three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds necessary to develop an approximately 18-acre parcel of land adjacent to the Tribe's reservation, which is expected to be used primarily to build an additional access road to the Tribe’s reservation. These funds are held in escrow accounts which are restricted for authorized construction disbursements. These escrow accounts are invested in Certificates of Deposit, which generate interest on a monthly basis. The FDIC has insured $100,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow account. Restricted cash was $33,237,645 and $70,066,480 at September 30, 2004 and December 31, 2003, respectively.

     Property and Equipment—Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

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

     Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the Authority. Capitalization of interest ceases when the project is substantially complete or development activity is suspended. Capitalized interest for the nine-months ended September 30, 2004 and 2003 was $2,545,626 and $1,091,413, respectively.

     Deposits and Other Assets—As of September 30, 2004 and December 31, 2003, deposits and other assets include $7,239,345 and $7,728,532 in unamortized loan costs related to the issuance of the Notes. Deferred loan costs are amortized to interest expense over the term of the related financial arrangement.

     Accrued Liabilities—Accrued liabilities consist of accrued interest, accrued payroll, accrued credit enhancement fee, capital leases payable and other accrued liabilities.

     Accrued Progressive Slot Jackpots—Accrued progressive slot jackpots consist of estimates for prizes relating to various games that have accumulated jackpots. The Authority has recorded the cost of these anticipated payouts as a reduction of casino revenues, and the cost is included as a component of accrued liabilities.

     Accrued Slot Players Club—In accordance with Emerging Issues Task Force Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future, the Authority has recorded a liability related to prizes and cash incentives earned by the members of the players club. The Authority has recorded the cost of the estimated redemption of the liability related to prizes as an operating expense and the estimated redemption of the liability related to cash as promotional allowance in the accompanying statements of revenues, expenses and changes in fund deficit.

     Casino Revenues—In accordance with industry practice, the Authority recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive slot jackpots.

Back to Index

RIVER ROCK ENTERTAINMENT AUTHORITY (A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

NOTES TO UNAUDITED FINANCIAL STATEMENTS – (Continued)

Food, Beverage and Retail—The Authority recognizes as food, beverage and retail revenues the proceeds from its food, beverage and gift shop sales. Food and beverages were distributed freely within the Authority during 2002 and the first half of 2003. The Authority continues to distribute beverages freely in the gaming area.

Other Revenues—Other revenues are comprised of commissions on ATM, check cashing, vending machine transactions and license revenues.

Promotional Allowances—The retail value of food and beverages provided to customers without charge is included in gross revenues and then deducted as promotional allowances. The redemption of cash incentives earned by the player’s club members is also recorded as promotional allowances. The estimated costs of providing complimentary services are recorded as casino expenses. The costs of such services for the three months ended September 30, 2004 and 2003 were $709,718 and $488,762, respectively. The cost of such services for the nine months ended September 30, 2004 and 2003 were $1,740,532 and $735,966, respectively.

Food and Beverage Costs—Food and beverage costs include costs associated with food and beverage operations excluding amount classified as casino expenses.

Advertising Costs—Advertising costs are expensed the first time advertising takes place. Advertising costs included in selling, general and administrative expenses were $929,717 and $537,519 for the three months ended September 30, 2004 and 2003, respectively. Advertising costs were $2,649,380 and $1,125,917 for the nine months ended September 30, 2004 and 2003, respectively.

Income Taxes—As a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian tribe, the Authority is a nontaxable entity for purposes of federal and state income taxes.

Distributions to Tribe—Distributions to Tribe are made up of a stated draw amount and permitted payments. They are included in the statement of revenues, expenses and changes in fund deficit as distributions to Tribe. The Tribal draw was $500,000 per month starting in January 2004. The Authority has also distributed $646,198 to the Tribe in an effort to purchase a parcel of land for the use of the Authority. The Authority also distributed $300,000 to the Tribe as part of reimbursement for construction costs incurred by the Tribe prior to the formation of the Authority. The total distributions to the Tribe were $5,446,198 and $2,421,197 for the nine and three months ended September 30, 2004, respectively. The total distributions to the Tribe were $2,603,737 and $1,492,525 for the nine and three months ended September 30, 2003, respectively.

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

Back to Index

RIVER ROCK ENTERTAINMENT AUTHORITY (A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

NOTES TO UNAUDITED FINANCIAL STATEMENTS – (Continued)

The Authority paid for various expenses for the Tribal Gaming Commission (gaming commission expense), surveillance, plant operations, human resource, purchasing and warehousing in the first three quarters of 2004. These departments are operated by the Tribe. These expenses include but are not limited to payroll and related expenses, legal and other operational expenses. These expenses were $2,388,478 and $4,776,953 for the three and nine months ended September 30, 2004, respectively. The Authority paid for various expenses for the Tribal Gaming Commission in 2003. These expenses were $391,640 and $1,051,942 for the three and nine months ended September 30, 2003, respectively. With the exception of the gaming commission expense, these expenses were recorded as part of selling, general and administrative expenses.

5.	DEVELOPMENT AND LOAN AGREEMENT

The Tribe entered into a Development and Loan Agreement with Dry Creek Casino, LLC (“DCC”) on August 26, 2001, which has been amended from time to time (as amended, the “Development Agreement”). The Development Agreement required DCC to: (1) use its best efforts to arrange for the Tribe to receive loan proceeds in the amount of $23,000,000 for construction of the Casino; (2) advance specified amounts to the Tribe to fund tribal government relocation, housing and costs; and (3) fund additional advances to the Tribe to assist in the development of the Casino and to cover other costs of construction not related to the loan. On November 7, 2003, the Authority refinanced $22,600,000 of the $32,600,000 principal amount of the development loan. As of September 30, 2004, the outstanding debt related to the Development Agreement was $10,000,000, evidenced by a note (“DCC Note”) which is subordinated to the Notes. Funds designated to repay this debt are included in restricted cash in a construction escrow fund and will first be used to cover construction cost overruns. The Authority plans to use the construction escrow fund to cover existing construction cost overruns. To the extent the DCC Note is not paid off from balances in the construction escrow account, the balance of such DCC Note will mature on September 1, 2007. The Authority has an option to make prepayments in equal installments beginning 12 months before maturity.

In addition to its obligations to repay the loan and advances specified in the Development Agreement, in consideration of DCC’s providing credit enhancement and other services under the Development Agreement, the Tribe is obligated to pay DCC a Credit Enhancement Fee. The credit enhancement fee is defined as 20% of the Authority’s net income before distributions to the Tribe plus depreciation. On November 7, 2003, the Authority and DCC entered into the Sixth Amendment to the Development and Loan Agreement, which modified the credit enhancement fee calculation so that operating expenses shall not include interest expense on $25,000,000 principal amount of the Notes. The credit enhancement fee is required to be paid monthly for a period of five years commencing on June 1, 2003. The credit enhancement fee for the three and nine months ended September 30, 2004 was $1,061,711 and $3,806,665, respectively. The credit enhancement fee for the three and nine months ended September 30, 2003 was $1,408,750 and $1,709,208, respectively.

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

Back to Index

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

NOTES TO UNAUDITED FINANCIAL STATEMENTS – (Continued)

6.	CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of September 30, 2004 and December 31, 2003:
	September 30, 2004	December 31, 2003

Operating accounts	$12,947,295	$14,639,349
Short term investments	9,989,487	—
Cash on hand	2,042,573	2,258,295

Cash and cash equivalents	24,979,355	16,897,644
Restricted cash	33,237,645	70,066,480

Total cash and cash equivalents and restricted cash	$58,217,000	$86,964,124

     The Authority’s cash in banks and cash equivalents (the “investments”) are categorized by level of credit risk assumed by the Authority. Category 1 includes investments that are insured or registered or for which the investments are held by the Authority or its agent in the Authority’s name. Category 2 includes uninsured and unregistered investments for which the investments are held by the counterparty’s trust department or agent in the Authority’s name. Category 3 includes uninsured and unregistered investments for which the investments are held by the counterparty’s agent but not in the Authority’s name. At September 30, 2004, there is $200,000 in Category 1 investments and $12,847,295 cash in bank, $9,989,487 in short term investments in Category 2 investments and $33,137,645 restricted cash in bank over the FDIC insurance limits, which are Category 3 investments.

7.	PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2004 and January 1, 2004 consisted of the following:

	Balance,			Balance,
	January 1, 2004	Additions	Dispositions	September 30, 2004

Buildings and improvements	$40,345,177	$1,386,047	$—	$41,731,224
Furniture, fixtures and equipment	20,512,559	2,199,594	(227,959)	22,484,194
Less accumulated depreciation	(4,610,859)	(4,658,349)	46,257	(9,222,951)

	56,246,877	(1,072,708)	(181,702)	54,992,467

Construction in progress	17,965,694	42,939,013	—	60,904,707

Property and equipment—net	$74,212,571	$41,866,305	$(181,702)	$115,897,174

     Construction in progress consists of payments to various construction vendors related to the Authority's improvements, stabilization of the hillside bordering the parking garage and parking garage construction. Substantially all of the Authority's property is pledged as collateral to secure its debt.

Back to Index

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

NOTES TO UNAUDITED FINANCIAL STATEMENTS – (Continued)

8.	ACCRUED LIABILITIES

Accrued liabilities consist of the following as of September 30, 2004 and December 31, 2003:
	September 30, 2004	December 31, 2003

Accrued in-house progressive slot jackpots	$1,081,359	$1,057,882
Accrued payroll and related benefits	1,557,155	1,114,425
Accrued interest	8,200,000	2,884,932
Compact revenue sharing trust fund (Note 12)	333,750	333,750
Accrued credit enhancement fees	444,040	—
Accrued other expenses	233,502	243,808

	$11,849,806	$5,634,797

9.	LONG-TERM DEBT

Long-term debt consisted of the following as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003

Notes, net of original issue discount of $2,388,851 and $2,641,792	$197,611,149	$197,358,208
DCC Subordinated Note	10,000,000	10,000,000
Vehicle Note	71,151	70,594

Total long-term debt	207,682,300	207,428,802
Less current portion	(29,912)	(10,018,448)

Total long-term debt - net of current maturities	$207,652,388	$197,410,354

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

Back to Index

RIVER ROCK ENTERTAINMENT AUTHORITY (A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

NOTES TO UNAUDITED FINANCIAL STATEMENTS – (Continued)

On April 29, 2002, the Tribe borrowed $15,000,000 from DCC. The loan is evidenced by a promissory note bearing an interest rate of 12% per annum. In accordance with the Development Agreement, accrued interest on the promissory note was converted to principal through March 31, 2003. Payments on the promissory note commenced on June 1, 2003. The promissory note matures on May 1, 2007. On February 19, 2003, the Development Agreement dated April 29, 2002, the promissory note and the authority funding and loan agreement were amended to provide an additional advance of $8,000,000, bearing an interest rate of 12% per annum, with principal payments commencing on June 1, 2003. On November 7, 2003, the Authority refinanced $22,600,000 of the $32,600,000 principal amount of the DCC Development Loan from the Notes proceeds. As of December 31, 2003, the outstanding debt related to the Development Agreement was $10,000,000, which is in the form of a subordinated note and bears an interest rate of 9% per annum payable by the 15th of every month. The Tribe paid $250,000 to DCC to compensate for the interest difference. On November 7, 2003, the Tribe and DCC entered into an Intercreditor Agreement pursuant to which the DCC Note is subordinated to the Notes. The Authority is required to prepay the DCC Note with the remaining balance of restricted cash in a construction escrow fund that will first be used to cover construction cost overruns. The Authority plans to use the construction escrow fund to cover existing construction cost overruns. To the extent the DCC Note is not paid off fully from balances in the construction escrow account, the balance of such DCC Note will mature on September 1, 2007. The Authority has an option to make prepayments in equal installments beginning 12 months before maturity.

Fair Value—The Authority's long-term debt is recorded at an amortized historical cost basis. The fair value of long-term debt approximates $210,250,000 at September 30, 2004.

10.	LEASES

The Authority leases a sprung structure, which is accounted for as an operating lease. Such lease expense was $383,607 for the nine months ended September 30, 2004. The scheduled minimum lease payments are expected to be $511,476 for the year ended December 31, 2004. The Authority renewed the lease agreement through July 17, 2005. The contract is renewable at the Authority’s discretion.

On October 1, 2003, the Tribe entered into an operating lease agreement for office and warehouse space to replace existing facilities on which the lease expired during September 2003. The Authority will utilize a portion of the space. Monthly lease fees for the new facility are $42,639. The initial term of the lease is for a period of five years, commencing October 1, 2003.

On October 1, 2003, the Authority entered into an operating lease agreement for offsite housing to house various architects and engineers working on the expansion program. Monthly lease fees for the new facility are $5,000. The initial term of the lease is for a period of one year, commencing October 1, 2003 and terminating October 31, 2004.

On September 1, 2004, the Authority entered into a five year capital lease to purchase two licenses to operate three-card poker tables in the amount of $120,000. The capital lease is at 7.25% interest with monthly lease fees of $2,390 and a $1 buyout at the end of the lease term, expiring August 31, 2009.

On September 1, 2004, the Authority entered into a twelve month capital lease to purchase two generators in the amount of $550,000. The capital lease is at 23% interest with monthly payments of $56,975 and a $1 buyout at the end of the lease term, expiring August 31, 2005.

Lease expense for the three months and nine months ended September 30, 2004 was $309,951 and $1,065,009 and is included in selling, general and administrative expenses in the accompanying statement of revenues, expenses and changes in fund deficit. Expected remaining payments under operating leases are $268,655, $888,083, $563,028, $567,336 and $431,913 for the years ending December 31, 2004, 2005, 2006, 2007 and 2008, respectively. Expected remaining payments under capital leases are $124,397, $412,524, $22,753, $24,457, $26,289, and $18,612 for the years ending December 31, 2004, 2005, 2006, 2007, 2008 and 2009, respectively.

Back to Index

RIVER ROCK ENTERTAINMENT AUTHORITY (A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

NOTES TO UNAUDITED FINANCIAL STATEMENTS – (Continued)

11.	LEGAL MATTERS

Artichoke Joe’s California Grand Authority—A federal lawsuit, Artichoke Joe’s California Grand Authority, et al. v. Norton, et al., filed on February 7, 2001, challenged the validity of the amendment to the California Constitution that permits slot machine and banking card gaming to Indian tribes that have entered into compacts with the State of California and of all compacts, including the Tribe’s, that have been entered into based on that amendment. The action was brought by a number of private card rooms and two charities. The primary issues raised by the action were whether the compacts and the constitutional provision that authorizes them are consistent with IGRA and the Equal Protection and Due Process clauses of the United States Constitution. On July 7, 2002, the federal district court rejected the plaintiffs’ claims and upheld the validity of California’s compacts and the related State constitutional amendment. The decision has been affirmed by the Ninth Circuit Court of Appeals. Plaintiffs petitioned for rehearing and rehearing en banc, both of which were denied. Plaintiffs’ filed their petition for certiorari and the respondents' oppositions were filed in August, 2004. In October, 2004 the United States Supreme Court declined to grant certiorari and reverse. Plaintiffs have exhausted their judicial remedies.

Neither the Tribe nor the Authority is associated with the Artichoke Joe’s California Grand Authority case, therefore there have been no legal costs incurred on this matter.

The Authority is a litigant in other matters arising in the normal course of business. In the opinion of management, except for the cases listed above, no claims are pending that would not be adequately covered by insurance.

12.	COMPACT REVENUE SHARING TRUST FUND

The Compact requires the Authority to pay a quarterly fee to the revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $333,750 and $1,001,250 for the three months and nine months ended September 30, 2004, respectively. Revenue sharing trust fees assessed were $333,750 and $1,001,250 for the three and nine months ended September 30, 2003.

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

Back to Index

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

NOTES TO UNAUDITED FINANCIAL STATEMENTS – (Continued)

     As of September 30, 2004, the Authority has entered into purchase commitments of $18,323,482 principally relating to construction of parking garages, infrastructure improvements and the Dugan property development.

Back to Index

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

     We commenced operations with one parking lot located directly adjacent to our gaming facility, designed to accommodate 225 customer vehicles or up to approximately 325 customer vehicles when operated by a valet service during peak demand periods. On March 23, 2003, we completed the construction of our second parking lot, designed to accommodate 80 customer vehicles or up to approximately 100 customer vehicles when operated by a valet service. On April 20, 2003, we completed the construction of our third parking lot, designed to accommodate 70 customer vehicles or up to approximately 75 customer vehicles when operated by a valet service. On July 26, we partially opened the first parking structure which accommodates up to 72 customer vehicles for valet service. As of September 30, 2004 the available parking spaces are designed to accommodate a total of approximately 572 customer vehicles when operated by a valet service. On October 29, 2004 we obtained a temporary certificate of occupancy to open the entire first parking structure for self and valet parking.

Back to Index

     On November 7, 2003, we issued the Notes. A portion of the proceeds from the sale of the Notes was used to fund our expansion project, which includes three new parking structures and infrastructure improvement, repayment of various debts and accrued expenses of the Tribe, as well as to increase our cash on hand. The balance of the net proceeds was used to fund a land purchase by the Tribe and settle litigation of the Tribe. The Notes are secured by a first priority pledge of the casino’s revenue and substantially all of the casino's existing and future tangible and intangible personal property.

     At the beginning of 2003, we started our infrastructure projects, including the excavation of a hillside and the construction of retaining walls. In April 2003, we began the design process for the parking structures. The parking structures portion of the expansion project will be completed in two phases and our existing gaming facility will remain open during construction. The first phase includes a parking structure with approximately 445 spaces, which partially opened for valet parking on July 26, 2004. The second phase, which will include our second and third parking structures with approximately 445 and approximately 470 spaces, respectively, is expected to be completed in December 2004.

Critical Accounting Policies and Estimates

     We have identified the following critical accounting policies and estimates that affect our more significant judgments and estimates used in the preparation of our financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate those estimates, including those related to asset impairment, accruals for our promotional slot club, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements:

•	Casino Revenues — In accordance with industry practice, casino revenue is recognized as the net win from gaming activities, which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive slot jackpots.

•	Capitalized Interest — The interest cost associated with major development and construction projects is capitalized and included in the cost of our casino. Capitalization of interest ceases when the project is substantially complete or development activity is suspended.

•	Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	10-39 years
Furniture, fixtures and equipment	5-7 years

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

Back to Index

•	Accrued Progressive Slot Jackpots — Accrued progressive slot jackpots consist of estimates for prizes relating to various games that have accumulated jackpots. We have recorded the cost of these anticipated payouts as a reduction of casino revenues, and the cost is included as a component of accrued liabilities.

•	Accrued Slot Players Club — In accordance with Emerging Issues Task Force Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future, we have recorded a liability related to prizes and cash incentives earned by the members of our players club and have adjusted the liability for the estimated future breakage. We have recorded the cost of the estimated redemption of the liability related to prizes as an operating expense and the estimated redemption of the liability related to cash as promotional allowance in the accompanying statements of revenues, expenses and changes in fund deficit.

•	Contingencies — We assess our exposures to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of September 30, 2004, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

•	Accounting Standards — There are differences between financial statements prepared in accordance with Governmental Accounting Standards Board (“GASB”) pronouncements and those prepared in accordance with Financial Accounting Standards Board (“FASB”) pronouncements. The statement of revenues, expenses, and fund deficit is a combined statement under GASB pronouncements. FASB pronouncements allow a statement of income or operations and a statement of owners’ or shareholders’ deficit, which is where distributions to owners would be presented under FASB pronouncements. The amount shown on our statement of revenues, expenses and fund deficit as net income before tribal distributions would not be different if we followed all FASB pronouncements to determine net income and would be the most comparable amount to net income computed under FASB pronouncements. We are an unincorporated instrumentality created by tribal law and accounted for as a separate fund of the Tribe; as such there is no owners’ or shareholders’ deficit as traditionally represented under FASB pronouncements. The most comparable measure of owners’ deficit presented on our balance sheet would be fund deficit.

Results of Operations

Comparison of the three months ended September 30, 2004 and 2003

     Net Revenues. Our net revenues for the three months ended September 30, 2004 increased by $6.4 million to $28.1 million from $21.7 million for the three months ended September 30, 2003. The increase is attributed to more and longer visits from guests due to our increased parking spaces and our expanded bus program. Approximately 96.6% of our net revenues were from our gaming activities in the third quarter of 2004. We generated $24.5 million from slot machines and $2.6 million from table games for the three months ended September 30, 2004. We expect an increase in net revenues once all the parking structures are open and fully operational. We commenced partial operations on September 14, 2002 with 66 slot machines and gradually added slot machines through June 18, 2003 until we had our complement of 1600 machines. We generated $19.1 million from slot machines and $2.3 million from table games for the three months ended September 30, 2003. Our win per slot machine per day was $167 in the third quarter of 2004 which increased from $130 in the third quarter of 2003. The increase is a result of the significant increase in number of patrons from drive ups and expansion of our bus program.

Back to Index

     We started our food, beverage and retail operations on April 1, 2003. We generated $1.5 million and $0.7 million sales for three months ended September 30, 2004 and 2003. The increase is a result of various restaurant promotions. The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Such allowances were $0.7 million and $0.4 million for the three months ended September 30, 2004 and 2003.

     Operating expenses. Operating expenses for the three months ended September 30, 2004 were $20.2 million, or 71.8% of net revenues, compared to $16.8 million, or 77.3 % of net revenues, for the three months ended September 30, 2003. The increase in operating expenses of $3.4 million is attributable to increased gaming activities. Our operating costs as a percentage of net revenues decreased to 71.8% from 77.3% in the three months ended September 30, 2004 from corresponding period of last year. Such decrease is mainly due to our ability to increase labor efficiency and leverage certain fixed costs over increased revenues.

     Casino expense includes costs associated with our gaming operations. Casino expense also includes an allocation of food, beverage and retail expense related to the costs of complimentary activities. Casino expense for the three months ended September 30, 2004 increased to $5.1 million, or 19.1% of casino revenues, from $4.5 million, or 21.0% of casino revenues, for the three months ended September 30, 2003. The increase of the casino expense is attributable to the increased operational activities as we increased the parking spaces and our expanded bus programs. We were able to lower the casino expense margin due to our ability to leverage some of our fixed costs over a larger operation.

     Food, beverage and retail expense for the three months ended September 30, 2004 was $1.2 million, or 82.0% of food, beverage and retail revenue, increasing from $0.4 million for the three months ended September 30, 2003. Our food, beverage and retail expense ratio is materially higher than what we expect it to be in the future as we have used our food and beverage services to draw customers to our gaming facility and build customer loyalty rather than as a source of profits.

     Selling, general and administrative expense for the three months ended September 30, 2004 increased by $2.0 million to $10.3 million, or 36.9% of net revenues, from $8.3 million, or 38.3% of net revenues, for the three months ended September 30, 2003. The increase in selling, general and administrative expense is mainly attributable to increased marketing effort and facility costs. Selling, general and administrative expense as a percentage of net revenues decreased in the third quarter of 2004 compared to the third quarter of 2003. Such decrease is mainly due to our ability to increase labor efficiency and leverage certain fixed costs over increased revenues.

     Depreciation expense for the three months ended September 30, 2004 was $1.6 million compared to $1.4 million for the three months ended September 30, 2003. Depreciation expense was computed using the straight-line method over the useful lives of the property, plant and equipment. The increase in depreciation expenses is due to the addition of depreciable assets.

     We are a party to a development and loan agreement pursuant to which the Tribe obtained a development loan for planning and early stage construction of our casino which requires us to pay to Dry Creek Casino, LLC ("DCC"), a credit enhancement fee equal to 20% of our net income before distributions to the Tribe plus depreciation expense plus an amount equal to the annual interest on $25.0 million principal amount of the Notes less revenues from sales of alcoholic beverages and interest income. We began paying the credit enhancement fee in June 2003. The credit enhancement fee was $1.1 million and $1.4 million for the three months ended September 30, 2004 and 2003. In the third quarter of 2004, we made a prior period adjustment of $0.3 million in credit enhancement fees expense due to a reclassification between capitalized interest and interest expense.

Back to Index

     Gaming commission expense are $0.4 million for both the three months ended September 30, 2004 and 2003. The Tribe enacted a tribal gaming ordinance in April 1997 which, among other matters, created and established the Tribal Gaming Commission as a governmental subdivision of the Tribe. The Tribal Gaming Commission is responsible for the regulation of all gaming activities conducted by the Tribe or us on tribal lands. The gaming commission expense consists of our reimbursement of the Tribal Gaming Commission's costs in connection with the inspection of all gaming operations within the Tribe's reservation boundaries, enforcement of all provisions of the tribal gaming ordinance, investigation of all allegations of violations of the tribal gaming ordinance, conducting or arranging for background investigations of all applicants for tribal gaming licenses, issuing gaming licenses in accordance with the tribal gaming ordinance and the compact, the payment of the salaries of the gaming commissioners and other employees of the Tribal Gaming Commission, and the payment of our auditor's fees.

     Compact revenue sharing trust fund expense remained the same at $0.3 million for the three months ended September 30, 2004 and 2003. Compact revenue sharing trust fund includes payments associated with operating 1600 gaming machines, although we had not installed all 1600 gaming machines until June 18, 2003. Compact revenue sharing trust fund expense includes payments to the revenue sharing trust fund ("RSTF") as required by our Compact with the State of California. The Tribe is obligated to remit certain fees to the California Gambling Control Commission on a quarterly basis for inclusion in the RSTF. The RSTF is for the benefit of tribes that have no or limited gaming. We pay these fees on behalf of the Tribe. These fees became payable by the Tribe when we commenced operations in September 2002 and are based on the number of our gaming device licenses.

     Income from operations. Income from operations for the three months ended September 30, 2004 was $7.9 million, or 28.1% of net revenues, compared to $4.9 million or 21.8% of net revenues for the three months ended September 30, 2003. Our increased income from operations is attributable to our increased gaming revenues and decreased operating costs margins.

     Other expense, net. Other expense, net for the three months ended September 30, 2004 increased to $4.2 million, or 14.8% of net revenues from $1.4 million, or 6.4% of net revenues, for the three months ended September 30, 2003. Other expense, net included $4.3 million of interest expense (net of capitalized interest of $1.2 million) for the three months ended September 30, 2004, compared to $1.4 million of interest expense for the three months ended September 30, 2003.

     Income before distribution to Tribe. Income before distributions to Tribe for the three months ended September 30, 2004 increased by $0.3 million to $3.8 million, or 13.0% of net revenues from $3.5 million for the three months ended September 30, 2003.

Comparison of the nine months ended September 30, 2004 and 2003

     Net revenues. Net revenues for the nine months ended September 30, 2004 increased by $32.9 million to $79.1 million from $46.2 million for the nine months ended September 30, 2003. The increase is attributed to the casino’s full-scale operation for the nine months ended September 30, 2004 as opposed to six month full scale casino operation. Approximately 96.7% of our net revenues were from our gaming activities in the nine months ended September 30, 2004. We generated $68.8 million from slot machines and $7.6 million from table games for the nine months ended September 30, 2004. We expect a significant increase in net revenues once all the parking structures are open and fully operational. We generated $40.7 million from slot machines and $4.4 million from table games for the nine months ended September 30, 2003. Our win per slot machine per day was $156 in the first three quarters of 2004 which decreased from $160 in the first three quarters of 2003. The decrease is a result of the having all 1600 slot machines on line but insufficient parking to accommodate all of our drive up patrons while maintaining our bus program.

Back to Index

     We started our food, beverage and retail operations on April 1, 2003 and we generated $3.9 million in sales for nine months ended September 30, 2004 compared to $1.4 million for the nine months ended September 30, 2003. This increase is due to our increased restaurant promotions. The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Such allowances were $1.7 million and $0.7 million for the nine months ended September 30, 2004 and 2003.

     Operating expenses. Operating expenses for the nine months ended September 30, 2004 were $56.4 million, or 71.4% of net revenues, compared to $35.2 million, or 76.1% of net revenues, for the nine months ended September 30, 2003. The increase in operating expenses is attributable to the casino’s full-scale operation in the nine months ended September 30, 2004. The operating expense as a percentage of net revenue decreased due to economics of scale of operations and the substantial increase in our gaming revenues.

     Casino expense includes costs associated with our gaming operations. Casino expense also includes an allocation of food, beverage and retail expense related to the costs of complimentary activities. Casino expense for the nine months ended September 30, 2004 increased to $15.6 million, or 20.4% of casino revenues, from $9.4 million, or 20.7% of casino revenues, for the nine months ended September 30, 2003. The relative increase in casino expense is due to having a full nine months of operations as opposed to three months for the nine months ended September 30, 2003.

     Food, beverage and retail expense for the nine months ended September 30, 2004 was $3.5 million, or 88.1% of food, beverage and retail revenue, increasing from $1.5 million, or 109.9% of food, beverage and retail revenue for the nine months ended September 30, 2003. Such decrease in the cost margin is due to our ability to lower the food cost from the suppliers and increase the operational efficiency. Our food, beverage and retail expense ratio is still significantly higher than what we expect it to be in the future as we have used our food and beverage services to draw customers to our gaming facility and build customer loyalty rather than as a source of profits.

     Selling, general and administrative expense for the nine months ended September 30, 2004 increased by $9.0 million to $26.6 million, or 33.6% of net revenues, from $17.6 million, or 38.0% of net revenues, for the six months ended September 30, 2003. The increase in selling, general and administrative expense is attributable to launching our full-scale of operations on April 1, 2003. Selling, general and administrative expense as a percentage of net revenues has decreased in the first three quarters of 2004 compared to the first three quarters of 2003 as a result of cost savings obtained from economies of scale and due to the substantial increase in our revenues from the additional slot machines placed in service.

     Depreciation expense for the nine months ended September 30, 2004 was $4.7 million compared to $2.9 million for the nine months ended September 30, 2003. Depreciation expense was computed using the straight-line method over the useful lives of the property, plant and equipment. The increase in depreciation expenses is due to the addition of depreciable assets.

     We began paying the credit enhancement fee in June 2003. The credit enhancement fee was $3.8 million, or 4.8% of net revenues, for the nine months ended September 30, 2004 compared to $1.7 million or 3.7% of net revenues.

     Gaming commission expense for the nine months ended September 30, 2004 increased by $0.3 million to $1.3 million from $1.0 million for the nine months ended September 30, 2003.

     Compact revenue sharing trust fund expense remained the same at $1.0 million for the nine months ended September 30, 2004 and 2003. Compact revenue sharing trust fund includes payments associated with operating 1,600 gaming machines, although we had not installed all 1,600 gaming machines until June 18, 2003. We pay these fees on behalf of the Tribe. These fees became payable by the Tribe when we commenced operations in September 2002 and are based on the number of our gaming device licenses.

Back to Index

     Income from operations. Income from operations for the nine months ended September 30, 2004 was $22.6 million, or 28.6% of net revenues, compared to $11.0 million, or 24.9% of net revenues for the nine months ended September 30, 2003. Our increased income from operations is attributable to the casino’s full-scale operation with 1600 slot machines commencing on June 18, 2003.

     Other expense, net. Other expense, net for the nine months ended September 30, 2004 increased to $13.5 million, or 17.1% of net revenues from $3.1 million, or 6.8 % of net revenues, for the nine months ended September 30, 2003. Other expense, net included $13.8 million of interest expense (net of capitalized interest of $2.5 million) for the nine months ended September 30, 2004, compared to $3.1 million of interest expense for the nine months ended September 30, 2003.

     Income before distributions to Tribe. Income before distributions to Tribe for the nine months ended September 30, 2004 increased by $1.2 million to $9.1 million, or 11.6% of net revenues from $7.9 million, or 17.1% of net revenues for the nine months ended September 30, 2003.

Liquidity and Capital Resources

     Since our inception, we have funded our capital expenditures and working capital requirements primarily through debt financing, gaming equipment supplier financing, other financing and operating cash flow.

     Construction of our casino and infrastructure improvements commenced on April 1, 2002. The first portion of our gaming facility was completed in September 2002. As of September 30, 2004, we had spent approximately $64.4 million on the planning, development and construction of our gaming facility, infrastructure and furniture, fixtures and equipment excluding the expansion project. We financed the development with borrowings and development advances, which funded the development of our site and costs associated with construction.

     We have an operating lease with Sprung Instant Structures, Inc. for the sprung structure housing our gaming operations. The lease is for one year and renewable at the discretion of the Authority. The purchase of our gaming equipment was primarily funded through borrowing and secondarily through operating leases with gaming equipment suppliers. In addition, vehicles used in our gaming facility business were financed with the vendors. These sources, in addition to our operating cash flow, funded the construction of our existing gaming facility and infrastructure. Since the issuance of our Notes, our expansion project has been funded from proceeds of the offering set aside in a construction disbursement account for such purpose. In addition, we expect to fund a portion of the remaining costs associated with our expansion project from our working capital.

     Our capital expenditures for the nine months ended September 30, 2004 and 2003 were $46.5 million and $30.7 million, respectively. This increase in 2004 is primarily attributable to the expansion project and infrastructure improvements.

     As of September 30, 2004, we had cash, cash equivalents and restricted cash of $58.2 million, as compared to $87.0 million as of December 31, 2003. Our principal source of liquidity during the nine months ended September 30, 2004 consisted of cash flow from operating activities. Net cash provided by operating activities for the nine months ended September 30, 2004 was $28.8 million, an increase of $7.7 million from $21.1 million for the nine months ended September 30, 2003.

     Restricted cash consists of funds set aside in construction financing accounts for construction costs for the three parking structures, infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds necessary to develop an approximately 18-acre parcel of land (referred to as the Dugan property development) adjacent to the Tribe's reservation which is expected to include an additional access road to the Tribe’s reservation and to our casino. Our restricted cash is held in escrow accounts which are restricted for authorized construction disbursements. These escrow accounts are invested in money market instruments, which pay interest monthly.

Back to Index

     Net cash used for capital and related financing activities for the nine months ended September 30, 2004 was $15.3 million, compared to $15.9 million net cash used in capital and related financing activities for the nine months ended September 30, 2003. Cash flow used in capital and related financing activities was primarily for the parking structure and related infrastructure. Cash flow used in non-capital financing activities for the nine months ended September 30, 2004 was $5.4 million, an increase of $2.8 million from $2.6 million for the nine months ended September 30, 2003. Cash flow used in non-capital financing activities consisted of distributions to the Tribe.

     We originally expected completion of our expansion project to cost approximately $64.6 million, which was funded with a portion of the net proceeds of our Notes, advances from the Tribe and cash from operations. The original expansion budget included $35.4 million for the three parking structures, $24.1 million for infrastructure improvements and a $5.1 million construction contingency. In addition, $10.0 million has been placed in a construction escrow account that is available to fund additional construction contingencies. Our current budget for the expansion project has been increased to approximately $73.7 million, of which we have paid $56.3 million as of September 30, 2004. The remaining portion of the project is expected to be funded though our restricted cash and cash from operations. Our current budget is comprised of $39.4 million for the three parking structures and $34.3 million for infrastructure improvements. In an effort to expedite construction of our expansion project, we commenced construction before all design documents were finalized, which resulted in inefficiencies and modifications that caused actual construction costs to exceed budgeted amounts. In addition, the infrastructure improvements portion of our expansion project resulted in higher than expected costs due to weather delays and to unforeseeable soil conditions, which required us to substantially increase the scope of the work and quantity of the construction material.

     As of September 30, 2004, we have spent $0.2 million on the development of an approximately 18-acre parcel of land adjacent to the Tribe’s reservation which is expected to include an additional access road to our casino.

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

Contractual Obligations as of September 30, 2004

      The following table summarizes our contractual obligations and commitments as of September 30, 2004:

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long term debt obligations	$210,071,151	$29,912	$10,040,300	$939	$200,000,000
Purchase obligations (b)	18,323,482	18,323,482	—	—	—
Operating lease obligations	2,719,015	1,016,999	1,126,132	575,884	—
Capital lease obligations	629,031	533,285	46,645	49,101	—

Total obligations (c)	$231,742,679	$19,903,678	$11,213,077	$625,924	$200,000,000

Back to Index

(a) Excluded from long term debt obligations above are interest payments of $19.8 million in less than 1 year; $39.0 million in 1-3 years; $39.0 million in 3-5 years and $45.8 million in more than 5 years.

(b) Purchase obligations include payments obligations to our general contractor for construction of the three parking structures, infrastructure improvements, the designed fee obligation to the architecture company and the Dugan property development. Purchase obligations are paid through our construction escrow accounts which were funded by proceeds from the issuance of the Notes.

(c) Total obligations do not include the revenue sharing trust fund payments. Our compact with the State of California requires us to pay a quarterly fee of $0.4 million to the revenue sharing trust fund, based on the number of our licensed gaming devices.

     We are a party to a development and loan agreement which requires us to pay to DCC a credit enhancement fee equal to 20% of our net income before distributions to the Tribe plus depreciation expense plus an amount equal to the annual interest on $25.0 million principal amount of the Notes less revenues from sales of alcoholic beverages less interest income.

Regulation and Taxes

     We are subject to extensive regulation by the Tribal Gaming Commission, the California Gambling Control Commission and the National Indian Gaming Commission. Changes in applicable laws or regulations could have a significant impact on our operations.

     We had initially applied for a liquor license for our Casino in 2003. On September 15, 2004, the California Department of Alcohol Beverage Control (the “Department”) decided to recommend the denial of our alcohol license application. We have filed a petition and requested a hearing before an administrative law judge to contest the Department’s denial. We believe that we are in compliance with all applicable safety codes required to obtain an alcohol license for the Casino.

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

Back to Index

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

     Through September 30, 2004, we had not invested in derivative or foreign currency-based financial instruments. Additionally, we primarily have fixed rate debt. As such, we do not believe we have material exposure to market risk.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a –15(e) and 15d – 15(e)) as of the end of the quarterly period ended September 30, 2004. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving its objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

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

On September 15, 2004, we filed a report on Form 8-K related to our issuance of a press release announcing that the California Department of Alcohol Beverage Control decided to recommend the denial of our alcohol license application.

Back to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2004	RIVER ROCK ENTERTAINMENT AUTHORITY
(Registrant)

By:
/s/ Douglas Searle

Douglas Searle,
Chief Executive Officer

By:
/s/ Yuan Fang (Yvonne) Mao

Yuan Fang (Yvonne) Mao,
Chief Financial Officer

Back to Index

EXHIBIT INDEX

Exhibit No.	Exhibit

1.1	Purchase Agreement, dated as of November 4, 2003, by and among the River Rock Entertainment Authority (the "Authority"), an unincorporated instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian Tribe (the "Tribe") and CIBC World Markets Corp. (the "Initial Purchaser") (filed as Exhibit 1.1 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

3.1	Dry Creek Rancheria Band of Pomo Indians Ordinance No. 03-10-25-003 setting forth the River Rock Entertainment Authority Act of 2003 (filed as Exhibit 3.1 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

3.2	Dry Creek Rancheria Band of Pomo Indians Tribal Council Resolution No. 03-10-25-002 (the River Rock Entertainment Authority and Bond Resolution Act) approving, among other things, creation of the River Rock Entertainment Authority (filed as Exhibit 3.2 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

3.3	Dry Creek Rancheria Band of Pomo Indians Ordinance No. 97-08-04, as amended October 25, 2003, authorizing and regulating gaming on the Dry Creek Indian Rancheria (filed as Exhibit 3.3 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

4.1	Indenture, dated as of November 7, 2003, by and among the Authority, the Tribe and U.S. Bank National Association, as Trustee (the "Trustee"), together with the Exhibits attached thereto (filed as Exhibit 4.1 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

4.2	Form of Global 9 3/4% Senior Note due 2011 (contained in the Indenture filed as Exhibit 4.1 herewith) (filed as Exhibit 4.2 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

4.3	Registration Rights Agreement, dated as of November 7, 2003, by and between the Authority and the Initial Purchaser (filed as Exhibit 4.3 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

4.4	Intercreditor Agreement, dated as of November 7, 2003, by and among the Trustee, Dry Creek Casino, LLC, the Authority and the Tribe (filed as Exhibit 4.4 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.1	Tribal-State Compact between the Dry Creek Rancheria Band of Pomo Indians and the State of California, effective May 2000 (filed as Exhibit 10.1 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.2	Cash Collateral and Disbursement Agreement, dated as of November 7, 2003, by and among the Trustee, U.S. Bank National Association, as USB disbursement agent, Wells Fargo Bank, N.A., as WFB disbursement agent, Merritt & Harris, Inc., as Independent Construction Consultant, the Authority and the Tribe (filed as Exhibit 10.2 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

Back to Index

10.3	Amendment No. 1 to Cash Collateral and Disbursement Agreement, dated as of November 17, 2003, by and among the Trustee, U.S. Bank National Association, as USB disbursement agent, Wells Fargo Bank, N.A., as WFB disbursement agent, Merritt & Harris, Inc., as Independent Construction Consultant, the Authority and the Tribe (filed as Exhibit 10.3 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.4	U.S. Bank National Association Control Agreement, dated as of November 7, 2003, by and among the Trustee, U.S. Bank National Association, as disbursement agent, securities intermediary and depository bank, the Authority and the Tribe (filed as Exhibit 10.4 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.5	Wells Fargo Bank, N.A. Control Agreement, dated as of November 7, 2003, by and among the Trustee, Wells Fargo Bank, N.A., as depository bank, the Authority and the Tribe (filed as Exhibit 10.5 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.6	Wells Fargo Bank, N.A. side letter dated December 1, 2003, from Wells Fargo Bank, N.A. to the Trustee (filed as Exhibit 10.6 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.7	Pledge and Security Agreement, dated as of November 7, 2003, by and among the Authority, the Tribe and the Trustee (filed as Exhibit 10.7 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.8	Development and Loan Agreement, dated as of August 26, 2001, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.8 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.9	Amendment to the Development and Loan Agreement, dated as of April 29, 2002, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.9 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.10	Second Amendment to Development and Loan Agreement, dated as of February 19, 2003, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.10 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.11	Third Amendment to Development and Loan Agreement, dated as of May 29, 2003, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.11 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.12	Fourth Amendment to Development and Loan Agreement, dated as of October 9, 2003, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.12 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.13	Fifth Development and Loan Agreement, dated as of October 9, 2003 by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.13 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

Back to Index

10.14	Sixth Amendment to the Development and Loan Agreement, dated as of November 7, 2003, by and between the Authority and Dry Creek Casino, LLC (filed as Exhibit 10.14 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.15	Employment Agreement, dated as of December 24, 2001, by and between the Tribe and Douglas Searle (filed as Exhibit 10.15 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.16	Employment Agreement, dated as of October 14, 2002, by and between the Tribe and Norman Runyan (filed as Exhibit 10.16 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.17	Agreement, dated as of May 28, 2003, by and between the Tribe and FFKR Architects/Planners II (filed as Exhibit 10.17 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.18	Agreement, dated as of October 2, 2003, by and between the Tribe and FFKR Architects/Planners II (filed as Exhibit 10.18 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.19	Agreement, dated as of April 1, 2004, by and between the Authority and Swinerton Builders (filed as Exhibit 10.19 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.20	Lease Agreement, dated as of May 30, 2002, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.20 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.21	Amendment No. 1 to Lease Agreement, dated as of February 26, 2004, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.21 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.22	Dry Creek Casino, LLC Amended and Restated Limited Recourse Promissory Note, dated November 7, 2003, by and among the Authority and Dry Creek Casino, LLC (filed as Exhibit 10.22 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

31.1	Certification by Douglas Searle, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Yuan Fang (Yvonne) Mao, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)