Form 10-K
period 2004-12-31
River Rock Entertainment Authority
filed 2005-03-29
CIK 1288924

Click Here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

_____________________________________

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ______to ______

Commission File Number: 333-115186

RIVER ROCK ENTERTAINMENT AUTHORITY
(Exact name of registrant as specified in its charter)

Not Applicable	68-0490898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3250 Highway 128 East
Geyserville, California 95441
(707) 857-2777

(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:
Title of Class
NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      No

RIVER ROCK ENTERTAINMENT AUTHORITY

Signatures
Supplemental Information
Index to Financial Statements

Back to Index

CAUTIONARY STATEMENT

     Except for the historical financial information contained herein, the matters discussed in this report on Form 10-K (as well as documents incorporated herein by reference) may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based upon current expectations that involve risks and uncertainties and include declarations regarding the intent, belief or current expectations of us and our management and may be signified by the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this report. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements, whether as a result of new information, future events, or otherwise. All discussion in this report should be read in conjunction with our financial statements and the accompanying notes contained in this report.

     References in this Form 10-K to the “Authority” and the “Tribe” are to the River Rock Entertainment Authority and the Dry Creek Rancheria Band of Pomo Indians, respectively. The terms “we,” "us” and “our” refer to the Authority.

PART I

Item 1. Business.

OVERVIEW

          River Rock Entertainment Authority (“we”, “us”, “our” or the “Authority”) is a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians of California (the “Tribe”). The Tribe is a federally recognized Indian tribe with 867 enrolled members, with an approximately 75-acre reservation in Sonoma County, California. We were formed in 2003 as an unincorporated governmental instrumentality of the Tribe to own and operate the River Rock Casino in Sonoma County, California. River Rock Casino had previously operated as a wholly-owned governmental operating property of the Tribe.

     The Indian Gaming Regulatory Act of 1988, as amended (“IGRA”), permits federally recognized Indian tribes to conduct casino gaming operations on certain Indian lands, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of California entered into a compact (the “Compact”) in September, 1999 which became legally effective when it was approved by the U.S. Department of the Interior and notice of approval was published in the Federal Register in May, 2000. The Compact authorizes certain forms of Class III casino gaming, including slot machines and house-banked card games.

     Our mailing address is 3250 Highway 128 East, Geyserville, California 95441 and our telephone number is (707) 857-2777.

Our River Rock Casino

     We own and operate the River Rock Casino, a gaming and entertainment facility located on the Tribe’s reservation approximately 75 miles north of San Francisco, California. Our 62,000 square-foot gaming and entertainment facility, which is located in the Alexander Valley, has views of the surrounding countryside, is open 24 hours a day, seven days a week, and currently features:

•	35,500 square feet of gaming space containing 1,600 slot and video poker gaming machines and 16 table games featuring blackjack, three card poker and pai gow poker. We offer state-of-the-art gaming devices including video poker, video keno, progressive slots and guest favorites, such as Wheel of Fortune, Millionaire Sevens, Quarter Mania and Megabucks;

•	both smoking and non-smoking gaming rooms in order to satisfy customer preferences;

•	The Player’s Club, a player tracking system which offers our guests incentives for additional play;

Back to Index

•	two full-service restaurants, the Quail Run Restaurant and the Wine Creek Room, offering 24-hour menu dining and lunch, dinner and Sunday brunch buffets, with 152 indoor seats and 96 outdoor seats overlooking the Alexander Valley wine region and the Russian River; two lounges, two bars, a gift shop and a historic and contemporary Pomo basketry and art display, including the Wine Creek Room*, which has a lounge that features a small course menu from a wood-fired oven and features a grand piano and nightly light piano jazz; and the Oak Bar, which offers “bar top” video poker games in an elegant setting;

•	three new parking structures, which allow us to accommodate approximately 1735 customer vehicles or up to approximately 2100 customer vehicles when operated by a valet service during peak demand periods;

•	an Arts and Crafts California Bungalow-style design and furnishings, incorporating Native American elements that features a cultural arts collection focused on traditional and contemporary Pomo art, including historical basketry for which the Tribe is known. The interior of our gaming facility utilizes an extensive amount of wooden casework and natural rock to emphasize the architectural style found throughout California wine country. In keeping with this motif, our gaming facility’s counters are constructed of natural stone and wood, and oak wainscots grace the food and beverage facilities. The gaming facility is finished with Arts and Crafts and Mission style furniture and fabrics; and

•	a location in the heart of the beautiful Alexander Valley with spectacular views of the surrounding countryside. Guests entering our gaming facility are treated to a large, open-beamed porte cochere that faces out toward sweeping vistas of Alexander Valley vineyards. Our gaming and entertainment facility was designed to capitalize on the setting with the food and beverage facilities strategically placed to feature the expansive views.

     In addition, to enhance the comfort of our guests, we have installed a state-of-the-art ventilation system that greatly reduces cigarette smoke and impurities, circulates air from the ground level and provides 100% fresh-air return. Our gaming facility also incorporates other environmentally sensitive engineering features including irrigation using surplus wastewater and non-intrusive lighting in the parking lot. Furthermore, our state-of-the-art back-up and redundant generators are designed to provide electricity in the event of a power failure.

     We maintain a digital surveillance system that tracks the entire casino floor to secure our facility and operations. We employ a 75 officer security force.

Our Expansion Project

     Prior to the opening of our three multi-level parking structures during 2004, we were only able to accommodate 350 customer-parked or 500 valet-parked vehicles on our surface parking lot. Our limited parking impeded our ability to satisfy existing demand for our gaming operations. We were regularly reaching our parking capacity on weekends and many weekdays. As a result, we had to turn away a significant number of potential guests during peak demand periods. The primary purpose of our expansion project was to increase our parking capacity by building three parking structures that contain an aggregate of approximately 1,360 parking spaces. To accelerate the completion of our expansion project, the parking structures were opened in two phases and were built using a combination of pre-cast and poured-in-place concrete. The first phase included a new parking structure with approximately 445 parking spaces, which partially opened for valet parking on July 26, 2004. The second phase included our second and third parking structures with approximately 445 and 470 parking spaces, respectively, and was completed in December, 2004. The three parking structures have increased our customer parking capacity to approximately 2,100 self and valet-parked customer vehicles.

     Our expansion project also included additional infrastructure improvements. The most significant improvement involved the excavation and construction of a retaining wall located above the parking structures. The hillside adjacent to our gaming facility experienced two landslides following the facility’s opening in 2002. The excavation and retaining wall is designed to prevent any further slippage and to divert runoffs of excess surface waters. The excavation and retaining wall project involved the installation of a series of soldier piles and tiebacks designed to stabilize the slope of the hillside and to prevent future slides. In addition, this system is also designed to provide some seismic stabilization. The excavation and retaining wall project was completed in May 2004.

Back to Index

     We originally expected our expansion project to cost approximately $64.6 million, which was funded from a portion of the net proceeds from our sale of $200.0 million in principal amount of 9-3/4% Senior Notes due 2011 (the “Notes”) in November 2003. The original expansion project budget was comprised of $35.4 million for the three parking structures, $24.1 million for infrastructure improvements and a $5.1 million construction contingency. In addition, $10.0 million from the net proceeds of our Notes was placed in a construction escrow account that is available to fund construction contingencies related to the expansion project.

     The final total expenditures for the expansion project were approximately $73.7 million. It was comprised of $39.4 million for the three parking structures and $34.3 million for infrastructure improvements. To meet our cost overruns of $9.1 million, we used a $5.1 million construction contingency account and funded the remaining $4.0 million from our working capital. In an effort to expedite construction of our expansion project, we commenced construction before all design documents were finalized, which resulted in inefficiencies and modifications that caused construction costs to exceed budgeted amounts. In addition, the infrastructure improvements portion of our expansion project resulted in higher than expected costs due to weather delays and to unforeseeable soil conditions, which required us to substantially increase the scope of the work and quantity of the construction material.

Our Market

     Our gaming facility is accessible by car to nearly all the residents of the San Francisco Bay area, including those within Sonoma, Marin, Mendocino, Napa, San Mateo, Contra Costa, San Francisco, Alameda and Lake counties. Our primary market thus includes the major Bay area metropolitan cities of San Francisco and Oakland, and the smaller cities of San Rafael, Berkeley, Santa Rosa and Petaluma. According to the U.S. Census Bureau survey in 2000, the San Francisco Bay area had a population totaling approximately 4.8 million people. The 1999 median household income from those locales exceeded $59,000 per annum. According to The Innovation Group, a market assessment company, in 2002 there were approximately 7.6 million people living within 100 miles of our gaming facility.

     We benefit from the large number of visitors to the world-renowned wineries of Sonoma and Napa counties. Sonoma County receives approximately 7.0 million tourists annually and approximately 4.9 million tourists visit Napa County annually.

     Our gaming facility is conveniently located approximately three miles from Highway 101, a four-lane highway that serves as a main thoroughfare between Los Angeles and Oregon. Highway 101 travels directly through the San Francisco Bay area, through major cities in the area like San Francisco, Santa Rosa, San Rafael and Petaluma. Our gaming facility’s prominent location, on the eastern hillside of the Alexander Valley facing Highway 101, is visible to vehicles traveling in both directions on that highway. According to the California Department of Transportation, approximately 22 million vehicles passed our facility on Highway 101 in 2002.

Our Marketing Strategy

     Through 2004 we have had, by industry standards, a very small marketing budget. This was due to our limited parking, which has restricted our ability to meet existing gaming demand. Through 2004, we focused our marketing efforts on our line and charter bus program to provide customer transportation to our gaming facility, and had an average of 24 buses per day in 2004. We believe that this program enabled us to maximize our number of guests while we experienced constraints due to our limited parking facilities.

     Now that our expansion project has been completed, we have begun to adopt a more aggressive marketing strategy. The significantly broadened marketing program will include:

•	more diverse print, broadcast, promotional and mail advertising programs, particularly in the San Francisco, San Jose and Oakland markets;
•	increased direct marketing campaigns, targeting households in Sonoma County and the San Francisco Bay area;
•	increased use of special events and promotions, including collaborations with area vineyards, local merchants and non-profit community programs;
•	billboard signage in downtown San Francisco, Oakland and along Highway 101; and
•	reduced reliance on the bus program as a primary mode of attracting guests to our gaming facility. With the additional parking, we can now try to shift a significant amount of the advertising focus from the bus program to the drive-up market.

Back to Index

Our Business Strengths

     Strong Market Demographics.     Our gaming facility is easily accessible by car for nearly all the approximately 4.8 million residents of the San Francisco Bay area market, including the major metropolitan cities of San Francisco and Oakland and the smaller cities of San Rafael, Berkeley, Santa Rosa and Petaluma. In 2002, there were approximately 7.6 million people living within 100 miles of our gaming facility. We also benefit from the approximately 7.0 million annual visitors to Sonoma County and the approximately 4.9 million annual visitors to Napa County and the world-renowned wineries and related amenities in our vicinity. Our gaming facility is conveniently located approximately three miles from Highway 101, a four-lane highway from Los Angeles to Oregon that travels directly through the nearby cities of San Francisco and Santa Rosa. According to the California Department of Transportation, approximately 22 million vehicles passed our facility on Highway 101 in 2002.

     Limited Competitive Environment and High Barriers to Entry.     Class III casino gaming may not be conducted in California other than on certain lands held for the benefit of federally recognized Indian tribes and pursuant to negotiated compacts with California and approved by the U.S. Secretary of the Interior. We believe these restrictions significantly limit potential future competition. We are not subject to any betting limits on Indian gaming activities.

     High Quality Products and Amenities.     Our gaming facility offers state-of-the-art gaming devices and table games in an upscale, relaxed gaming environment. Our gaming devices feature comprehensive, integrated cashless technology permitting faster wagering and payouts. In addition, our two restaurants offer premium food and beverages and are designed to capitalize on the spectacular views of the Alexander Valley. Our gaming and food and beverage facilities emphasize high level customer service, created and maintained through comprehensive employee training.

     Emphasis on Gaming Devices.     Our gaming facility emphasizes slot and video poker gaming devices, which we believe, based on industry studies, represents the most consistently profitable and lowest risk segment of the gaming business. We offer a wide variety of games not only to attract guests but also to encourage them to play for longer periods of time.

     Significant Cash Flow From Operations.     We currently generate significant cash flow from operations and expect that our cash flow will increase as a result of the completion of our expansion project. In addition, because there are governmental operations, they are not subject to any local, state or federal income taxes.

     Experienced Management Team.     Our senior management team is experienced in the design, development and operation of Indian gaming facilities. Our Chief Executive Officer and General Manager, Douglas Searle, was responsible for the development and opening of our gaming facility and, in conjunction with our Chief Operations Officer, Norman Runyan, has managed its operations since opening. Previously, Mr. Searle, Mr. Runyan and other key management team members were responsible for the design, development, opening and oversight of construction and operations of two Arizona casinos, Casino Arizona and the Apache Gold Casino and Resort.

Our Business Strategy

     Our strategy is to grow our business by increasing the number and duration of visits to our gaming facility and by increasing the average revenue per visit by offering an upscale gaming and entertainment experience. Through 2004, we have not engaged in any significant marketing initiatives, such as extensive billboard, print, broadcast, promotional and mail advertising programs, because our limited parking capacity would not allow us to meet our potential demand. Despite our limited marketing initiatives, however, we often exceeded our parking capacity on weekends and many weekdays. With the completion of our expansion project, the major components of our business strategy are to:

     Implement our Expanded Marketing Plan.     In the first quarter of 2005, we plan to initiate a comprehensive marketing plan to promote our location as the closest and most accessible gaming facility to nearly all of the residents of the San Francisco Bay area and Sonoma, Napa and Lake counties. We also intend to more fully promote our amenities and encourage guests familiar with our gaming facility to visit more frequently and for longer durations. Our marketing mediums will include billboard signage in the San Francisco Bay area and along Highway 101, more diverse print, broadcast, promotional and mail advertising programs, and sponsorship of selected events, organizations and activities. We also intend to expand our cooperative marketing programs with local businesses, wineries, hotels and restaurants.

Back to Index

     Build Customer Loyalty.     We have instituted programs to engender loyalty from our guests by rewarding frequent play. One such existing program is our Player’s Club, a slot club that qualifies guests for differing levels of cash and prizes based upon their level of play. Our comprehensive player tracking system allows us to track wagering levels and length of play, and to evaluate and identify our best customers in order to provide awards and other incentives to foster customer loyalty and more frequent and longer visits. Our database of players has grown to over 130,000 as of December 31, 2004, increasing by an average of approximately 4,500 players per month since the Player’s Club was started on April 1, 2003. We have promoted more frequent and longer visits and increased wagering at off-peak demand periods through promotions such as our “Hot Nights, Cool Cash” program. This promotion offers guests cash rewards on weekday nights and has resulted in increased net revenue whenever offered.

     Capitalize on the Tourism Appeal of the Alexander Valley and Wine Country.     The picturesque Alexander Valley region is a premier tourist destination. We intend to capitalize on the appeal of the region, including its reputation as one of California’s premier wine producing regions, to further expand our customer base. Our location benefits from the large number of annual visitors to the world renowned wineries of Sonoma and Napa counties. Sonoma County receives approximately 7.0 million tourists annually and approximately 4.9 million tourists visit Napa County annually.

     Operate our Facility as an Upscale Gaming and Entertainment Experience.     We operate our facility as an upscale gaming and integrated entertainment experience, featuring a friendly environment and quality service. Our premium food and beverage operations supplement our gaming experience, offering high quality dining 24 hours a day. Our other features and amenities, including our expansive views, gift shop and cultural exhibits complete our entertainment experience and create a lively, exciting environment for our guests.

     Maintain our Bus Program.     Through 2004, we focused our marketing efforts on our line and charter bus program to provide customer transportation to our gaming facility. We believe that this program enabled us to maximize our number of guests while we experienced constraints due to our limited parking facilities. Since we believe that our guests have appreciated the convenience offered by this program, we plan to maintain our bus services. We operated approximately twenty-four buses a day in 2004. Our bus programs primarily route patrons from San Francisco and North Bay area. Our bus guests pay between $7 to $10 to come and visit our casino. Upon arrival, they receive a $10 cash voucher to use on gaming in our Casino and a $5 “bounce back” coupon for use on a return visit. Our special charter bus guests also receive a complimentary meal in our facility.

COMPETITION

     California law currently permits Class III casino gaming only on federally recognized tribal lands pursuant to compacts negotiated with the State of California and approved by the U.S. Secretary of the Interior. Class II gaming is permitted only on federally recognized tribal lands. There are currently 52 tribes operating 53 compacted gaming facilities in the State of California. The closest existing competitors are the Hopland Sho-Ka-Wah casino, located approximately 35 miles north of the Tribe’s reservation, the Konocti Vista Casino, located approximately 45 miles northeast of the Tribe’s reservation, and Cache Creek Indian Casino and Bingo, located approximately 40 miles east of the Tribe’s reservation. Several potential competitors are attempting to develop and open casinos near our facility. In April 2003, the Federated Indians of the Graton Rancheria, also known as the Coast Miwoks, announced plans to purchase land in Sonoma County near Highway 37 and Lakeville Highway, approximately 20 miles south of our gaming facility and closer to San Francisco than our facility. The announced plans include construction of a casino-hotel complex that will be managed by Station Casinos, Inc. based in Las Vegas, Nevada. As a result of environmental opposition to the development of a former alternative location, which was also south of us, the Federated Indians of the Graton Rancheria announced plans to move the planned casino-hotel complex to a site near Rohnert Park, California. The Rohnert Park City Council has approved an agreement with the Federated Indians of the Graton Rancheria to share with Rohnert Park and various community groups approximately $200.0 million over 10 years to offset the impact of the proposed project. The Lytton Band of Pomo Indians have also announced plans to convert the San Pablo Card Room, located in the City of San Pablo near Oakland, California, on land that was placed in trust for the Tribe through congressional legislation, into a tribal casino. The Lytton Band has signed a compact with Governor Arnold Schwarzenegger for operating casino gaming on the San Pablo site, but the state legislature has withheld its approval. Such approval would be required to conduct Class III gaming. The Lytton Band of Pomo Indians could develop and operate a Class II gaming facility on that site under its present status. The Lower Lake Rancheria Koi Nation, a landless tribe, recently proposed plans to build a 35-acre entertainment facility with 2,000 slot machines, 140 game tables and a seven-story hotel and spa near Oakland International Airport. The project faces numerous obstacles including negotiation and approval of a compact with the State of California, Bureau of Indian Affairs approval to put the land on which the project would be located into federal trust of behalf of the tribe and certain environmental approvals. In addition, there are a number of other Indian tribes, including the Scotts Valley Band of Pomo Indians and the Guidiville Band of Pomo Indians that have announced preliminary plans to develop gaming projects in the San Francisco Bay area in the future. We also compete with other forms of gaming such as statewide lotteries, live and simulcast pari-mutuel wagering and card rooms.

Back to Index

     Many of our competitors serve alcoholic beverages on the premises. We have not yet obtained a liquor license for our Casino. We had initially applied for a liquor license for our Casino in 2002. On September 15, 2004, the California Department of Alcohol Beverage Control (the “ABC”) decided to recommend the denial of our alcohol license application based upon a finding by the California State Fire Marshal that although the Casino was in compliance with applicable building codes, if alcohol were served in the Casino, it would fall out of compliance. We believe that we are in compliance with all applicable safety codes required to obtain an alcohol license for the Casino. We have been granted a hearing before an administrative law judge in May 2005 to contest the ABC’s denial.

EMPLOYEE AND LABOR RELATIONS

     As of December 31, 2004, we had 582 full-time employees and 50 seasonal and part-time employees. Our employees are not covered by any collective bargaining agreements. We believe that our relations with our employees are good. Provisions in a labor ordinance the Tribe was required to adopt as part of the 1999 compact agreement permit opportunities for unions to attempt to organize our labor force. In addition, a recent decision of the National Labor Relations Board, reversing 30 years of precedent, holds that the National Labor Relations Act is applicable to tribal casinos. The latter decision is being challenged by another tribe. The Tribe is not a party to that proceeding.

REGULATION

General

     We are subject to special federal and tribal laws applicable to commercial relationships with tribes and the management and financing of casinos owned by an Indian tribe. In addition, we are regulated by certain federal laws applicable to the gaming industry generally, with respect to the use of certain gaming equipment, and specifically applicable to the Indian gaming market. We are also regulated by the provisions of the Compact, which have been ratified under state law and are based in part on the California constitution and other state laws and policies. The following description of the regulatory environment in which Indian gaming takes place and in which we operate our gaming facility is only a summary and not a complete recitation of all applicable law. Moreover, our regulatory environment is more susceptible to changes in public policy considerations than others. Changes in these laws could have a material adverse impact on our operations.

Applicability of Federal Law

     Federally recognized Indian tribes are independent governments, subordinate to the United States, with sovereign powers, except as those powers may have been limited by treaty by Congress, or in certain instances, by the public policy of the state in which the tribe’s lands are located. The power of Indian tribes to enact their own laws to regulate gaming derives from their sovereign right to govern and regulate their own affairs, particularly where it is consistent with federal law and the state’s public policy. Indian tribes maintain their own governmental systems and often their own judicial systems. Indian tribes have the right to tax persons and businesses conducting business on Indian lands and also have the right to require licenses and to impose other forms of regulations and regulatory fees on persons and businesses operating on their lands.

The Indian Gaming Regulatory Act of 1988

     Regulatory Authority.      Since 1988, the sovereign right of tribes to operate and regulate gaming on their lands has been subjected to the provisions of the Indian Gaming Regulatory Act of 1988 (“IGRA”). IGRA is administered by the National Indian Gaming Commission (“NIGC”), an independent agency within the U.S. Department of Interior that exercises certain regulatory responsibilities in connection with Indian gaming on behalf of the United States. The NIGC has authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating Class II and Class III gaming (as described below), approve management agreements for gaming facilities, conduct investigations and generally monitor tribal gaming. The Bureau of Indian Affairs, which is a bureau of the U.S. Department of the Interior, retains certain responsibilities under IGRA, such as the approval of per capita distribution plans of gaming revenues to individual tribal members and the approval of transfers of lands into trust status for gaming. The Bureau of Indian Affairs also has responsibility to review and approve land leases and other agreements relating to Indian lands. Criminal enforcement is a shared responsibility of the U.S. Department of Justice, and, depending on the terms of a tribal-state compact that is in effect, the state in which the tribe is located, and the tribe.

Back to Index

     The NIGC is empowered to inspect and audit all Indian gaming facilities, conduct background checks on certain persons associated with Indian gaming, hold hearings, issue subpoenas, take depositions, adopt regulations, assess fees and impose civil penalties for violations of IGRA. IGRA also provides for federal criminal penalties for illegal gaming on Indian land and for theft from Indian gaming facilities. The NIGC has adopted rules implementing certain provisions of IGRA. These rules govern, among other things, the submission and approval of tribal gaming ordinances or resolutions and the maintenance of minimum internal control standards for the operation of gambling games and equipment. IGRA and the NIGC regulations require an Indian tribe to have the sole proprietary interest in, and to maintain a high level of responsibility for, the conduct of any gaming on its lands. Tribes are required to issue gaming licenses under articulated standards, conduct or commission financial audits of their gaming enterprises, perform or commission background investigations for primary management officials and key employees and maintain facilities in a manner that adequately protects the environment and the public health and safety. These rules also set out review and reporting procedures for tribal licensing and backgrounding activities.

     Classes of Gaming.      IGRA classifies gaming that may be conducted on Indian lands into three categories. Class I gaming includes social games solely for prizes of minimal value or traditional forms of Indian gaming engaged in by individuals as part of, or in connection with, tribal ceremonies or celebrations. Class II gaming includes bingo and pulltabs, lotto, punch boards, tip jars, instant bingo and other games similar to bingo if those games are played at the same location as bingo is played, and non-banked card games (such as poker) if permitted within the state. Class III gaming includes all other forms of gaming, such as slot machines, table games, lotteries, sports betting and pari-mutuel wagering.

     Class I gaming on Indian lands is within the exclusive jurisdiction of Indian tribes and is not subject to federal regulation under IGRA. Class II gaming is permitted on Indian lands if:

•	the state in which the Indian lands lie permits that gaming for any purpose by any person, organization or entity;
•	the gaming is not otherwise specifically prohibited on Indian lands by federal law;
•	the gaming is conducted in accordance with a tribal ordinance or resolution that has been approved by the NIGC;
•	an Indian tribe has sole proprietary interest and responsibility for the conduct of gaming;
•	the primary management officials and key employees are tribally licensed; and
•	several other requirements are met.

     Class III gaming is permitted on Indian lands if the conditions applicable to Class II gaming are met and, in addition, the gaming is conducted in conformity with the terms of a tribal-state compact (a written agreement between a tribe and the government of the state within whose boundaries the tribe’s lands lie).

     Tribal-State Compacts.      IGRA requires Indian tribes to enter into tribal-state compacts in order to conduct Class III gaming. These tribal-state compacts may include provisions for the allocation of criminal and civil jurisdiction between the state and the Indian tribe necessary for the enforcement of these laws and regulations, taxation by the Indian tribe of the Class III gaming activity, remedies for breach, standards for the operation of the Class III gaming activity and maintenance of the gaming facility, including licensing, and certain other subjects that are directly related to the operation of gaming activities. While the terms of tribal-state compacts vary from state to state, compacts within one state tend to be substantially similar. Tribal-state compacts usually specify the types of permitted games, establish technical standards for gaming devices, entitle the state to inspect casinos, require background investigations and licensing of casino employees, and require the tribe to pay a portion of the state’s expenses for establishing and maintaining agencies that participate in the regulatory process provided in the compact. Some tribal-state compacts are for set terms, while others are for indefinite duration.

     The Tribe entered into a compact with the State of California in September 1999, which became effective in May 2000, that permits the Tribe to engage in some forms of Class III gaming. The Compact will expire on December 31, 2020. For additional information see “Part I. Item 1. Business—Description of Material Agreements—The Compact.”

Back to Index

     Tribal Ordinances.      Under IGRA, except to the extent otherwise provided in a tribal-state compact as described below, and subject to certain oversight and enforcement authority by the NIGC, Indian tribal governments have primary regulatory authority over gaming on land within a tribe’s jurisdiction. Therefore, our gaming operations and persons engaged in gaming activities, are subject to the provisions of the Tribe’s ordinances and regulations regarding gaming. The Tribe maintains a fully staffed tribal gaming agency (“TGA”), known as the Dry Creek Gaming Commission, to carry out the Tribe’s regulatory responsibilities under IGRA, its ordinance, and the compact.

     IGRA requires that the NIGC review tribal gaming ordinances and authorizes the NIGC to approve these ordinances only if they meet requirements relating to:

•	the ownership, security, personnel background, recordkeeping and auditing of a tribe’s gaming enterprises;
•	the use of the revenues from that gaming; and
•	the protection of the environment and the public health and safety.

Licensing and Registration Requirements of the Compact and State Regulation

     Compact.      The Compact requires that any person who directly or indirectly extends financing to the Tribe’s gaming facility or gaming operation must be licensed as a “financial source” by the TGA. However, as permitted by the Compact the TGA has exempted federally and state regulated banks and savings and loan associations, as well as persons who hold less than 10% of our Notes. For an applicant who is a non-exempt business entity, these licensing provisions also apply to the entity’s officers, directors, principal management employees, owners (if an unincorporated entity), partners and greater than 10% shareholders. Under the Compact, a permanent license cannot be issued unless the TGA has conducted an investigation as to the suitability of the applicant. Any application for a gaming license may be denied, and any license issued may be revoked, if the TGA determines the applicant to be unsuitable or otherwise unqualified for a gaming license. Each license is subject to review for compliance at least every two years.

     Prior to receiving a license, an applicant must apply to the California Gambling Control Commission (“CGCC”) for a determination of suitability. If the TGA receives notice that the CGCC has determined that a person is unsuitable, the Compact requires that the TGA revoke any license it has issued to such person.

     The Compact states that any agreement between the Tribe and a “financial source” terminates upon revocation or non-renewal of the financial source’s license because of a determination of unsuitability by the CGCC. Upon such a termination, the Tribe’s only liability is for repayment of all outstanding sums owed as of the termination date, exclusive of unpaid accrued interest. Further, the Tribe is not permitted to enter into, or continue to make payments under, any financing agreement with anyone whose application to the CGCC for a determination of suitability has been denied or has expired without renewal.

     State and Tribal Regulation.      The CGCC and the TGA, pursuant to the authority created in a tribal-state joint powers board known as the “Association,” have both adopted regulations that simplify the licensing and registration process for certain large institutional investors, both in the initial distribution of certain debt securities and the secondary market.

     Under these regulations, certain regulated financial institutions with at least $100.0 million invested in non-affiliated securities may take advantage of an abbreviated licensing and certification process. The regulations do not require any licensing or registration for persons purchasing debt securities in the secondary market. However, unless a holder of debt securities is licensed or exempt from licensing, neither the holder nor the Trustee on the holder’s behalf will have any right to enforce any payment obligation relating to the debt securities. In addition, neither the Trustee nor the Tribe may make any payment of principal or interest on the debt securities as a result of any enforcement action or default acceleration of debt security payments, except to a person who is licensed or exempt from licensing.

Gaming Device Licenses

     Under the Compact and the other similar Class III compacts entered into between the State of California and California tribes, each tribe is allowed to operate up to 2,000 Class III gaming devices (slot machines), provided that licenses for at least 1650 of those devices are held by the tribe. There is also a limitation on the total number of Class III gaming device licenses that are available within the state. The Compact permits the Tribe to operate up to 350 gaming devices without licenses.

Back to Index

     From March 2000 through December 2001, the Tribe obtained 1,250 gaming device licenses through a process conducted by a public accounting firm retained by a number of tribes under the Compact, thus permitting the Tribe to operate up to a total of 1,600 gaming devices. Following the allocation, the California Attorney General opined that only the CGCC has the authority to issue gaming device licenses under the compacts and the Governor of California ordered the CGCC to control and monitor the gaming device licensing process. In June, 2002, the CGCC ratified all gaming device license issued to the Tribe and the other tribes in the earlier process.

     In accordance with the Compact and California law, the Tribe is obligated to remit certain fees to the CGCC on a quarterly basis for inclusion in a Revenue Sharing Trust Fund ("RSTF”) maintained by the State of California. The RSTF is for the benefit of tribes that have no or limited gaming. The RSTF fees are fixed amounts per device, calculated on an annual basis and paid quarterly. We pay these fees on behalf of the Tribe. RSTF fees for the years ended December 31, 2004 and 2003 were $1.3 million for each year.

     The U.S. Secretary of the Interior recently approved amendments to or approval of 10 gaming compacts between the State of California and some Indian tribes in California. The amended compacts were negotiated in June, 2004. The new compact amendments allow the tribes who agreed to the amendment to have additional slot machines while imposing additional significant annual payments to the State of California and requiring extensive mitigation and compensation to impacted local communities and provisions affecting customers and employees. The Tribe did not seek or enter into an amendment.

Application for Liquor License

     We had initially applied for a liquor license for our Casino in 2002. On September 15, 2004, the ABC decided to recommend the denial of our alcohol license application based upon a finding by the California State Fire Marshal that, although the Casino was in compliance with applicable building codes, if alcohol were served in the Casino, it would fall out of compliance. We believe that we are in compliance with all applicable safety codes required to obtain an alcohol license for the Casino. We have been granted a hearing before an administrative law judge in May 2005 to contest the ABC’s denial.

Possible Changes in Federal Law

     Several bills have been introduced in Congress that would amend IGRA. While there have been a number of technical amendments to the law, to date there have been no material changes to IGRA. Any amendment of IGRA could change the governmental structure and requirements within which the Tribe could conduct gaming, and may have an adverse effect on our results of operations or financial condition or impose additional regulatory or operational burdens.

DRY CREEK RANCHERIA BAND OF POMO INDIANS

Tribal Administration

     The Dry Creek Rancheria Band of Pomo Indians is a federally recognized, self-governing Indian tribe with 867 enrolled members. The reservation was established in 1915 under the authority of an Executive Order dated January 12, 1891. Pursuant to the Tribe’s Articles of Association, the Tribe is governed by a Tribal Council composed of all voting members. Certain authority is delegated to elected tribal officers who comprise the Board of Directors, consisting of a Chairperson, a Vice Chairperson, a Secretary/Treasurer and two members-at-large. The members of the Board of Directors of the Tribe are, and will continue, to serve in identical capacities as our Board of Directors.

The Tribal Gaming Commission

     The Tribe enacted a tribal gaming ordinance in April 1997, which was approved by the NIGC in September 1997. Among other matters, the gaming ordinance created and established the TGA as a governmental subdivision of the Tribe. The TGA consists of three commissioners and supporting staff and is vested with the authority to regulate all gaming activity conducted on the Tribe’s lands.

Back to Index

     Each TGA Gaming Commissioner is appointed by the Tribal Council to serve a three-year term. The tribal gaming ordinance and the Compact require that each Commissioner undergo a comprehensive background check prior to his or her assuming office. Pursuant to the tribal gaming ordinance, the TGA is responsible for, among other matters, inspection of all gaming operations within the Tribe’s reservation boundaries, enforcement of all provisions of the tribal gaming ordinance,investigation of all allegations of violations of the tribal gaming ordinance, conducting or arranging for background investigations of all applicants for tribal gaming licenses and issuing gaming licenses in accordance with the tribal gaming ordinance and the Compact. Under law, our casino cannot operate without TGA regulation. Therefore, the costs of such regulation, including the cost of operating the TGA have, since commencement of operations of the River Rock Casino, been paid by us and will continue to be paid by us.

DESCRIPTION OF MATERIAL AGREEMENTS

     The following is a summary of the material terms of our material agreements and material agreements of the Tribe relating to our Casino. This summary does not restate these agreements in their entirety. We urge you to read these agreements because they, and not these summaries, define our rights and obligations, and the rights and obligations of the Tribe, contained in the agreements. Copies of these agreements are included as exhibits to this Form 10-K.

The Compact

     In September 1999, the State of California and the Tribe entered into the Compact. Under its terms, the Compact was not effective until ratified by statute and a supporting state constitutional amendment was passed by the California voters. On March 7, 2000, the California voters amended the state constitution and enacted the Indian Self-Reliance Amendment. The Amendment permits federally recognized Indian tribes to conduct Class III gaming in California in accordance with compacts between such tribes and the State of California, subject to approval by the Secretary of the Interior. In May 2000, the Secretary of the Interior approved the Compact, and that approval became effective when it was published in the Federal Register on May 16, 2000.

     Under the Compact, the gaming activities that may be offered by the Tribe include up to 2,000 Class III gaming devices, banked and percentage card games, and any devices or games that are authorized by the California State Lottery, provided that the Tribe does not offer such games through use of the Internet unless others in California are permitted to do so.

     The Compact establishes limitations on Class III gaming that may restrict our gaming activities. Among those which are of importance to our gaming facility are those that require the Tribe to adopt and comply with California laws prohibiting cashing any check drawn against any public fund, free or reduced price alcoholic beverages, food or lodging as an incentive, the extension of credit for gaming activities, and persons under 18 (or under 21 if alcohol may be consumed) to be present in any room where Class III gaming is offered, other than simply to pass through the room.

     The Compact requires the State of California and the Tribe to establish a method for licensing all key employees of a gaming entity and issuing work permits for other service employees. While the Tribe, as a sovereign governmental entity, is not required to be licensed, the California Gambling Control Act applies to all others associated with Class III gaming at our gaming facility. To facilitate that licensing and comply with all other provisions of IGRA, in 1997 the Tribe adopted a tribal gaming ordinance establishing the TGA. The Chairman of the NIGC approved the Tribe’s gaming ordinance in 1997.

     Under the Compact, all persons connected with our gaming facility are required to be licensed or to submit to a background investigation under IGRA. All “Gaming Employees” and “Gaming Resource Suppliers” (as defined in the Compact) and certain other persons must be licensed by the TGA. Licenses granted by the TGA are subject to review and renewal every two years. Holders of licenses granted by the TGA must, except in limited circumstances, also be determined suitable by the CGCC to be employed by us.

     The Compact requires the Tribe to adopt and enforce regulations to ensure the physical safety of casino patrons, to prevent illegal activity, to maintain the regularity and integrity of gaming operations, and to require an annual audit conducted by an independent certified public accountant.

     The Compact requires the Tribe to carry public liability insurance with initial limits of at least $5.0 million for personal injury and property damage claims. The Tribe is required to waive its sovereign immunity to the extent of the $5.0 million liability insurance limits.

Back to Index

     The Compact also requires the Tribe to adopt and comply with standards no less stringent than federal workplace and occupational health and safety standards, and to adopt and comply with standards no less stringent than federal and state laws prohibiting employment discrimination. However, our tribal gaming ordinance permits us to give preference to Indians in employment matters.

     The Compact also mandates that the Tribe must follow certain procedures to assess the off-reservation environmental impact of any reservation construction expansion projects. The procedures require the Tribe to give notice of a covered project, to determine whether a project will have any significant adverse environmental impact, to accept and respond to comments, to consult with the county board of supervisors, and to hold a public meeting. The Tribe took all these actions with respect to our expansion project.

The Notes and the Indenture

     On November 7, 2003, we issued and sold $200.0 million in aggregate principal amount of our Notes in a private placement to certain “qualified institutional buyers” pursuant to Regulation 144A of the Securities Act of 1933, as amended (the “Notes Offering”). On June 21, 2004, pursuant to a registration rights agreement entered into in connection with the issuance of the Notes, we consummated an offer to exchange all of the Notes for $200.0 million in aggregate principal amount of 9-3/4% senior notes due 2011 (the “Outstanding Notes”) registered with the Securities and Exchange Commission. The terms of the Outstanding Notes are substantially identical to the terms of the Notes, except that the transfer restrictions and registration rights applicable to the Notes do not apply to the Outstanding Notes. We did not receive any additional proceeds from the exchange offer. The Outstanding Notes and the Notes were issued under an indenture, dated as of November 7, 2003 (the “Indenture”), among us, the Tribe and U.S. Bank National Association, as trustee. The terms of the Outstanding Notes include those stated in the Indenture, as well as those made part of the Indenture by reference to the Trust Indenture Act of 1939, as amended.

      The net proceeds from the Notes Offering were used to repay a majority of our outstanding indebtedness, to fund the completion of three parking structures and related infrastructure improvements, to fund the settlement of litigation involving the Tribe, to fund the acquisition of real property adjacent to the Tribe’s reservation, to build an additional access road to the Tribe’s reservation through such property, and to repay outstanding indebtedness of the Tribe.

     The Outstanding Notes bear interest at a fixed rate of 9-3/4% per year, and mature on November 1, 2011. The Outstanding Notes are secured by a first priority pledge of our revenues and substantially all of our existing and future tangible and intangible personal property. The Outstanding Notes are senior debt and accordingly, rank equal to our other senior indebtedness and rank senior to our subordinated indebtedness. As further described in the Indenture, the Outstanding Notes are subject to optional and mandatory redemption, and in some cases, holders of the Outstanding Notes may be required to surrender them for redemption by us (or to otherwise dispose of the Outstanding Notes) if certain gaming regulations are not satisfied.

     The Indenture includes affirmative and negative covenants that limit our ability to borrow money, create liens, sell assets, engage in transactions with affiliates, engage in other businesses, open other gaming facilities, engage in certain mergers and consolidations, make certain investments, make certain accelerated payments on our indebtedness that is subordinated to the Outstanding Notes, and make payments to the Tribe.

Cash Collateral and Disbursement Agreement

     Pursuant to the Cash Collateral and Disbursement Agreement among U.S. Bank National Association and Wells Fargo Bank, N.A. as disbursement agents, U.S. Bank National Association, as the trustee for the holders of the Outstanding Notes, Merrit & Harris, our independent construction consultant, the Tribe and us, a portion of the net proceeds of the Notes Offering was placed into a construction disbursement account, a construction escrow account, the Dugan Property improvements account, and an operating account, all to be disbursed by the disbursement agents pursuant to the Cash Collateral and Disbursement Agreement.

     Construction Disbursement Account.      Approximately $61.1 million of the net proceeds of the Notes Offering was deposited into a construction disbursement account and was used to fund the design and construction of our expansion project. All funds in the construction disbursement account are pledged to the trustee for the benefit of itself and the holders of the Outstanding Notes until disbursed by U.S. Bank National Association in accordance with the Cash Collateral and Disbursement Agreement. Approximately $3.5 million from the proceeds from the Notes Offering will be used to reimburse the Tribe for payments made to Swinerton Builders prior to the sale of the Notes. We have agreed to reimburse those costs to the Tribe. Through December 31, 2004, we reimbursed $0.8 million of this amount and plan to reimburse the balance to the Tribe. The construction disbursement account had $1.4 million remaining as of December 31, 2004.

Back to Index

     Construction Escrow Account.      $10.0 million of the net proceeds of the Notes Offering was deposited into a construction escrow account. All such funds will be held in the construction escrow account and pledged to the trustee for the benefit of itself and the holders of the Outstanding Notes until disbursed by U.S. Bank National Association in accordance with the Cash Collateral and Disbursement Agreement.

     Subject to the terms set forth in the Cash Collateral and Disbursement Agreement, U.S. Bank National Association as the disbursement agent will disburse the appropriate funds where either all funds in the construction disbursement account have been disbursed, yet additional construction costs remain, or we or the Tribe may incur certain extraordinary costs unrelated to the construction, provided that we certify as to our reasonable belief that we have adequate liquidity to meet our ordinary and reasonably foreseeable extraordinary expenses. In the case of qualifying construction cost overruns, $10.0 million in the construction escrow account is available. Up to $10.0 million may be disbursed from the construction escrow account to repay our subordinated indebtedness, as provided in the Intercreditor Agreement. The construction escrow account had $10.1 million remaining as of December 31, 2004. We intend to use $10.0 million of the balance in the Account to pay off the Subordinated Note (as herein defined). See “ Part I. Item 1. Business-Development and Loan Agreement.”

     Dugan Property Improvements Account.      $5.0 million of the net proceeds of the Notes Offering was deposited into the Dugan Property improvements account and will be used to build an additional access road to the Tribe’s reservation through the Dugan Property and related improvements to the Dugan Property. All such funds will be held in the Dugan Property improvements account and pledged to the trustee for the benefit of itself and the holders of the Outstanding Notes until disbursed by U.S. Bank National Association in accordance with the Cash Collateral and Disbursement Agreement. Subject to certain exceptions, U.S. Bank National Association, as the disbursement agent, will disburse funds from the Dugan Property improvements account only upon certification by us that we have adequate funds to complete the road project and upon the satisfaction of the other disbursement conditions set forth in the Cash Collateral and Disbursement Agreement. If there are funds in the Dugan Property improvements account after the road project is completed, such balance may be transferred to the operating account. The Dugan Property improvements account had $4.7 million remaining as of December 31, 2004. We have completed the initial planning for the road from the Dugan Property to the Tribe’s reservation.

     Operating Account.      We deposit all of our cash and cash equivalents in excess of $5.0 million into the operating account on a daily basis. All such funds are held in the operating account and pledged to the trustee for the benefit of itself and the holders of the Outstanding Notes until disbursed in accordance with the terms of the Cash Collateral and Disbursement Agreement. Funds may generally be disbursed by Wells Fargo Bank, N.A. from the operating account for all purposes permitted by the Indenture.

     Investments; Pledge of Accounts.      Each disbursement agent is required to invest any money held by it in the collateral accounts established pursuant to the Cash Collateral and Disbursement Agreement in cash equivalents and such government securities as may be directed in writing by us from time to time. Any income or gain realized as a result of such investment is required to be held as part of the applicable account and reinvested as provided in the Cash Collateral and Disbursement Agreement. All funds, securities and other assets in the collateral accounts established pursuant to the Cash Collateral and Disbursement Agreement are pledged to the trustee for the benefit of the holders of the Outstanding Notes.

Construction Contracts

     In April 2004, we entered into a guaranteed maximum price contract which includes work performed and cost related thereto from October 2003 with Swinerton Builders as general contractor for the parking structures portion of our expansion project, and as the design- builder of the electrical and mechanical systems of the expansion project. The guaranteed maximum price of the parking structures contract is approximately $37.1 million. While the guaranteed maximum price contains a contractor contingency for certain cost overruns, the contractor will remain liable for all additional costs not resulting from scope changes requested by us or circumstances not within the contractor’s control. We have granted the contractor a limited waiver of our sovereign immunity from unconsented suits. Since this contract includes work performed and costs related thereto since October 2003, we and the Tribe have made payments to Swinerton Builders pursuant to this contract of approximately $29.7 million through December 31, 2004.

     In October 2003, the Tribe entered into an agreement with FFKR Architects/Planners II, of Salt Lake City, Utah, for certain architectural and related services as set forth in that agreement, in connection with the parking structures portion of our expansion project. Pursuant to the contract, we have made payments to FFKR Architects/Planners II of approximately $2.3 million through December 31, 2004.

Back to Index

     In May 2003, the Tribe entered into a contract with FFKR Architects/Planners II to act as the Tribe’s representative to select and engage testing, engineering, design and certain construction subcontractors for our infrastructure project. This contract was assigned to us pursuant to the ordinance of the Tribe which established us.

Lease for Casino

     In May 2002, the Tribe entered into a lease with Sprung Instant Structures, Inc. for two dome-shaped structures that house our gaming facility. The lease has a two-year term and requires monthly payments of $42,623. The lease agreement was assigned to us and was renewed through August 17, 2005. At the end of the lease term, at our option, 100% of the first four lease payments or, if all such payments have been timely made, 40% of the last 24 lease payments will be credited towards the $1.5 million purchase price, which would result in a purchase price of $1.1 million, assuming all 24 lease payments are timely made. The option may be exercised by payment of the full purchase price, less the applicable credit, on or before the expiration of the lease agreement. The lease payments were guaranteed by Dry Creek Casino, LLC, Nevada Gold & Casinos, Inc., Jenkins Entertainment Group, LLC and Wintun Lodge, LLC (the “Lease Guarantors”).

Development and Loan Agreement

     The Tribe entered into a Development and Loan Agreement with Dry Creek Casino, LLC (“DCC”) in August 2001, which has been amended from time to time (as amended to date, the “Development Agreement”). The Development Agreement required DCC to use its best efforts to arrange for the Tribe to receive loan proceeds in the amount of $23.0 million for construction of the Casino, to advance specified amounts to the Tribe to fund tribal government relocation, housing and regulatory costs, and to fund additional advances to the Tribe to assist in the development of the Casino and cover other costs of construction not related to the loan. As of December 31, 2004, the outstanding debt related to the Development Agreement was $10.0 million, evidenced by a subordinated promissory note bearing an interest rate of 9.0% (“Subordinated Note”), payable to DCC.

     In addition to its repayment obligations, in consideration of DCC providing credit enhancement and other services under the Development Agreement, the Tribe is obligated to pay to DCC 20% of the Casino’s net income before distributions to the Tribe plus depreciation and amortization plus an amount equal to annual interest on $25.0 million principal amount of the Outstanding Notes less revenues from sales of alcoholic beverages (the “Credit Enhancement Fee”). The Credit Enhancement Fee is required to be paid for a period of five years commencing on June 1, 2003. The Credit Enhancement Fee for the years ended December 31, 2004 and 2003 was $5.1 million and $2.2 million, respectively.

     Until all fees and obligations due to the DCC are paid in full, and while any obligation to DCC remains outstanding, DCC is to be the exclusive provider of the construction and loan assistance services with respect to the construction of a casino and has the right of first refusal to be exclusive developer of any future projects.

     The Development Agreement was amended in connection with the issuance of the Notes to make us a party thereto and to provide that distributions to the Tribe and payments to DCC are subject to the following priority: (1) operating expenses (as defined in the Development Agreement), which include interest on the Subordinated Note payable to DCC; (2) Permitted Payments (as defined in the Indenture); (3) monthly Credit Enhancement Fees; (4) Service Payments (as defined in the Indenture); and (5) payment of principal of the Subordinated Note pursuant to its terms and the terms of the Intercreditor Agreement.

     We have the right to terminate the Development Agreement by exercising a buy-out option on or after June 1, 2006. If exercised, we are obligated to pay all amounts outstanding with respect to financing, including outstanding development advances and accrued interest plus an amount determined by multiplying the average monthly Credit Enhancement Fee earned during the 12-month period immediately preceding the month the buy-out option is exercised, by the number of months remaining in the five year term. The buy-out fee must be paid in equal monthly installments of principal plus interest at the rate of 12% per annum, on the 15th day of each month over a period equal to the remaining term of the Development Agreement.

Back to Index

     We owe $10.0 million to DCC for loans pursuant to the Development Agreement evidenced by the Subordinated Note. The Subordinated Note matures on the earlier of (1) September 1, 2007 or, provided that mandatory prepayments will be required to be made from distributions to the Tribe subject to certain priorities as described above or (2) as described under “Part I. Item 1. Business—Description of Material Agreements—Intercreditor Agreement.” We intend to use $10.0 million of the balance in the Construction Escrow Account to pay off the Subordinated Note.

Intercreditor Agreement

     Pursuant to the Intercreditor Agreement among DCC, U.S. Bank National Association, as trustee for the holders of the Notes, the Tribe and us, the Subordinated Note, as well as the Credit Enhancement Fees payable pursuant to the Development Agreement are subordinated to our senior debt, including the Outstanding Notes. If all or any part of our assets, or the proceeds of our assets, are subject to any distribution, division or application to our creditors, then any payment shall be paid or delivered directly to the trustee for the Notes for application to senior debt. If any payment, distribution or security is received by DCC with respect to the Subordinated Note or the Credit Enhancement Fee in violation of the Intercreditor Agreement, DCC must deliver the same to the trustee for the benefit of the holders of our senior debt, including the Outstanding Notes.

     We pay Credit Enhancement Fees only if we certify to the trustee as to our reasonable belief that we have adequate liquidity to meet our ordinary and reasonably foreseeable extraordinary expenses and will pay current installments of interest under the Subordinated Note out of the operating account under the Indenture. In addition, we will accrue any such payments during any period in which we are in default on the Outstanding Notes until such time as current interest payments on the Outstanding Notes have been paid in full.

     All other payments that we make pursuant to our obligations under the Subordinated Note are subject to the terms of the Cash Collateral and Disbursement Agreement, which provides that so long as no default or event of default has occurred and is continuing, if no funds have been disbursed from the construction escrow account to fund construction cost overruns on or prior to the 45th day following substantial completion of the first parking structure, the disbursement agent will be required to disburse $5.0 million to the holder of the Subordinated Note for application against the outstanding principal balance. So long as no default or event of default has occurred and is continuing, if any funds remain in the construction escrow account on the 75th day following substantial completion of the expansion project, the disbursement agent will be required to disburse an amount equal to $10.0 million minus the aggregate amount of all prior disbursements made to DCC from the account, or made from the account in respect of cost overruns, to the holder of the Subordinated Note for application against the outstanding principal balance. In no event will the holder of the Subordinated Note be entitled to receive any amount in excess of the balance of the Subordinated Note. We intend to use $10.0 million of the balance in the Construction Escrow Account to pay off the Subordinated Note.

Item 2. Properties.

     Our Casino is located on the Tribe’s 75-acre reservation near Geyserville, located in the heart of the Alexander Valley in Sonoma County, California. We do not own the land on which our gaming business is located. The use of tribal land is provided to us free of rent. The United States government holds all the real property underlying our facility in trust for the benefit of the Tribe.

     We made a distribution to the Tribe from the net proceeds of the Notes Offering to enable the Tribe to acquire and develop an approximately 18-acre parcel of land adjacent to the reservation (the “Dugan Property”). Title to the parcel will initially be held by the Tribe, although we understand that the Tribe may seek to have the parcel taken into trust for the Tribe’s benefit. The Tribe has granted us access to any benefits the property may have for our Casino, including road access and water rights. As of December 31, 2004, we had $4.7 million remaining in an improvements account which was funded from proceeds from the Notes Offering to be used primarily to build an additional access road to the Tribe’s reservation through the Dugan Property. The Dugan Property may be subject to certain zoning, use, environmental and other restrictions, permits and processes under county and state law, including but not limited to certain agreements that have been made relative to the Dugan Property regarding agricultural use limitations and related property tax benefits. We have completed the initial planning on the road from the Dugan Property to the Tribe’s reservation.

Item 3. Legal Proceedings.

     Sonoma County Fire Marshal Inspection Case

Back to Index

     On October 7, 2002, the Sonoma County Fire Chief filed an application in Sonoma County Superior Court for an inspection warrant to allow him to inspect the Tribe’s reservation, including the Casino. The Tribe removed the case to federal court. The Tribe has argued that there is no basis for the County Fire Chief to assert jurisdiction over the Tribe’s lands, which are owned in trust by the United States of America for the Tribe’s benefit, and are governed by tribal and federal law and the Compact.

     On December 9, 2004, the Court entered an order granting in part and denying in part the Tribe’s motion to dismiss for failure to state a claim and denying the County’s motion for summary judgment. The order reaffirmed the Court’s prior ruling that Public Law 280 does not authorize the County Fire Chief to inspect the Tribe’s reservation or Casino. On March 1, 2005, the Court issued an Order granting in part and denying in part the Tribe’s motion to dismiss for failure to join necessary and indispensable parties, holding that United States of America is an indispensable party as to the road that provides ingress and egress to the Tribe’s reservation from the public highway. The Tribe has filed a summary judgment motion, presently set to be heard on April 8, 2005. If it is ultimately determined that the County Fire Chief has authority to inspect the Casino, we believe that he will require the construction of an additional access road to the Casino. We are in the early stages of planning for construction of a road to the Casino through the Dugan Property, but we have no current timetable for its completion. Construction of such a road may depend on County approvals or on the Dugan Property being made a part of the Tribe’s reservation.

     We are involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. We believe that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     We have not issued or sold any equity securities.

Item 6. Selected Financial Data.

     River Rock Casino has historically operated as a separate wholly owned operating property of the Tribe. We were formed as an unincorporated instrumentality of the Tribe to own and operate the River Rock Casino. Upon the issuance of our Notes, the Tribe reorganized so that its gaming business became owned and operated by us. This reorganization was accounted for as a reorganization of entities under common control. In accordance with Statement of Financial Accounting Standards 141 “Business Combinations,” the assets and liabilities of the Casino operating property are presented by us on a historical cost basis.

     The following table presents summary historical statements of revenues and expenses, balance sheet and other data for the periods presented and should be read in conjunction with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes thereto, all included elsewhere in this Form 10-K. The historical financial data for the years ended December 31, 2004, 2003 and 2002 have been derived from our audited historical financial statements included elsewhere in this report. The following table sets forth our statement of operations for the years ended December 31, 2004, 2003 and 2002.

Back to Index

Year Ended December 31, 2004	Year Ended December 31, 2003 (a)	Year Ended December 31, 2002 (b)	Year Ended December 31, 2001 (c)

Statement of Revenues and Expenses:	(dollars in thousands)

Revenues:
Casino	$104,024	$67,127	$4,615	$—
Food, beverage and retail	5,381	2,927	—	—
Other	575	380	21	—

Gross revenues	109,980	70,434	4,636	—
Promotional allowance	(2,434)	(1,141)	—	—

Net revenues	107,546	69,293	4,636	—
Operating expenses:
Casino	19,499	12,753	657	—
Food, beverage and retail	4,704	3,263	63	—
Selling, general and administrative	39,268	28,046	3,147	—
Depreciation	6,390	4,391	219	—
Pre-opening costs	—	—	1,899	821
Credit enhancement fee	5,112	2,249	—	—
Gaming commission expense	1,780	1,435	422	—
Compact revenue sharing trust fund	1,335	1,335	1,335	—

Total operating expenses	78,088	53,472	7,742	821

Income (loss) from operations	29,458	15,821	(3,106)	—
Interest expense, net	(17,446)	(7,064)	(69)	—
Interest income	499	109	—	—
(Loss) on sale of assets	(63)	—	—	—
Other expense	(1)	(1)	—	—

Other expense, net	(17,011)	(6,956)	(69)	—

Income (loss) before distributions to the Tribe (d)	$12,447	$8,865	$(3,175)	$(821)

Other Financial Data:
Net cash provided by operating activities	$38,626	$26,742	$190	$(821)
Net cash (used in) provided by capital and related financing activities	$29,292	$44,167	$1,643	$2,201
Net cash used in non-capital financing activities	$(7,613)	$(54,883)	$(960)	$(1,381)
EBITDA (e)	$36,283	$20,320	$(2,887)	—
Capital expenditures	63,444	42,165	36,659	—
Ratio of earnings to fixed charges	1.37	x	1.87	x	—	—
Total Assets	$174,813	$170,180	$39,946	—
Long term obligations	$197,823	$197,410	$31,919	—
Distributions to Tribe	$7,613	$54,883	$960	—
_____
(a)	River Rock Casino commenced full-scale operations on April 1, 2003 and increased its number of gaming devices to reach 1,600 on June 18, 2003.

(b)	River Rock Casino commenced partial operations on September 14, 2002.

(c)	River Rock Casino incurred pre-opening costs in 2001 for preparation of operations.

(d)	Our financial statements are prepared in accordance with Governmental Accounting Standards Board ("GASB”) pronouncements. There are differences between financial statements prepared in accordance with GASB pronouncements and those prepared in accordance with FASB pronouncements. The statements of revenues, expenses and change in fund (deficit) equity is a combined statement under GASB pronouncements. FASB pronouncements allow a statement of income or operations and a separate statement of owners’ or shareholders’ (deficit) equity, which is where distributions to owners would be presented under FASB pronouncements. The amount shown above as income (loss) before distributions to the Tribe would not be different if we followed all FASB pronouncements to determine net income and would be the most comparable amount to net income computed under FASB pronouncements. River Rock Entertainment Authority is a separate fund of the Tribe, a governmental entity, and, as such, there is no owners’ or shareholders’ (deficit) equity as traditionally represented under FASB pronouncements. The most comparable measure of owners’ (deficit) equity is presented on the River Rock Entertainment Authority balance sheet as fund (deficit) equity.

Back to Index

(e)	“EBITDA” is income (loss) before distributions to Tribe plus interest, taxes, depreciation and amortization. EBITDA does not represent and should not be considered an alternative to net income or cash flow from operations, as determined by GAAP. Moreover, our methodologies and practices in determining EBITDA may not be comparable to those used by other companies. EBITDA is included in this Form 10-K because it is a basis upon which we assess our liquidity and because certain covenants in the Indenture are tied to similar measures. EBITDA is also included in this Form 10-K because we believe that it presents useful information regarding our ability to service and incur indebtedness. EBITDA does not take into account our debt service requirements and, accordingly, is not necessarily indicative of amounts that may be available for debt service.

The following table reconciles EBITDA and net cash provided by operating activities for the periods indicated:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002

	(in thousands)
Net cash provided by (used in) operating activities	$38,626	$26,742	$190
Increase in accounts receivable	(53)	96	10
Increase in inventories	233	145	5
Increase in prepaid and other current assets	(109)	853	29
Increase in accounts payable-trade credit	2,787	(4,378)	(1,807)
Increase in accrued liabilities	(27)	(800)	(1,314)
Loss on sale of fixed assets	(62)	—
Credit enhancement fee	(5,112)	(2,338)	—

EBITDA	$36,283	$20,320	$(2,887)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes beginning on page 38 of this Annual Report on Form 10-K, “Item 6. Selected Financial Data” and “Part I. Item 1. Business.”

Overview

           General

     We have historically operated as a separate wholly-owned operating property of the Tribe. We were formed as an unincorporated governmental instrumentality of the Tribe to own and operate the River Rock Casino. Upon the issuance of our Notes, the Tribe reorganized so that its gaming business became owned and operated by us. This reorganization was accounted for as a reorganization of entities under common control. In accordance with Statement of Financial Accounting Standards 141 “Business Combinations,” the assets and liabilities of the Casino are presented by us on a historical cost basis.

     We offer Class III slot and video poker gaming machines, house banked table games (including blackjack, three card poker and Pai Gow poker), comprehensive food and beverage offerings, and goods for sale in our gift shop.

     Our business has increased since we commenced operations on September 14, 2002, primarily due to increases in the number of gaming positions as we opened additional portions of our facility. On April 1, 2003, we opened our food and beverage facilities and on June 18, 2003, we had reached full operation with 1600 slot machines. The history of our operations is as follows:

•	On September 14, 2002, we commenced operations with approximately 66 gaming devices located in a portion of our current gaming facility.

•	Between September 14, 2002 and March 31, 2003, we periodically installed and removed a number of our gaming devices in preparation for the opening of our entire gaming facility. During such period, the number of gaming devices operated increased to 242.

•	On April 1, 2003, we opened the remainder of our 62,000 square-foot gaming facility, including our food and beverage facilities, our Player’s Club, 16 table games and an additional 302 gaming devices.

•	Between April 1, 2003 and June 18, 2003, we gradually increased the number of gaming devices from 544 to our current total of 1,600.

Back to Index

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

     On November 7, 2003, we issued the Notes. A portion of the net proceeds from the sale of the Notes was used to fund our expansion project, which includes three new parking structures and infrastructure improvement, to repay various debts and accrued expenses of the Tribe, as well as to increase our cash on hand. The balance of the net proceeds was used to fund a land purchase by the Tribe and settle litigation of the Tribe. The Notes are secured by a first priority pledge of our revenues and substantially all of our existing and future tangible and intangible personal property.

     At the beginning of 2003, we started our infrastructure projects, including the excavation of a hillside and the construction of retaining walls. In April 2003, we began the design process for the three new parking structures. The parking structures portion of the expansion project was completed in two phases and our existing gaming facility remained open during construction. On October 29, 2004, we obtained a temporary certificate of occupancy to open the entire first parking structure for self and valet parking. On December 1, 2004, we received a certificate of substantial completion on the first parking structure. The second phase, which included our second and third new parking structures with approximately 445 and approximately 470 spaces, respectively, opened on December 29, 2004. As of December 31, 2004, we have available parking spaces to accommodate a total of approximately 1,735 customer parked vehicles and 2,100 vehicles when operated by a valet service.

Critical Accounting Policies and Estimates

     We have identified certain critical accounting policies and estimates that affect our more significant judgments and estimates used in the preparation of our financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate those estimates, including those related to asset impairment, accruals for our promotional slot club, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements:

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

We evaluate our property and equipment for impairment in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” When events or circumstances indicate that an asset should be reviewed for impairment, we compare the undiscounted cash flow derived from the asset or asset group to the net carrying value. If an impairment is indicated, the impairment loss is measured by the amount in which the carrying value of the asset or asset group exceeds its fair value. Fair value is measured by comparable sales, solicited offers or discounted cash flow models.

Back to Index

•	Accrued Progressive Slot Jackpots– Accrued progressive slot jackpots consist of estimates for prizes relating to various games that have accumulated jackpots. We have recorded the cost of these anticipated payouts as a reduction of casino revenues and the cost is included as a component of accrued liabilities.

•	Accrued Slot Players Club– In accordance with Emerging Issues Task Force Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future, we have recorded a liability related to prizes and cash incentives earned by the members of our Players Club and have adjusted the liability for the estimated future breakage. We have recorded the cost of the estimated redemption of the liability related to prizes as an operating expense and the estimated redemption of the liability related to cash as promotional allowance in the accompanying statements of revenues, expenses and changes in fund deficit.

•	Contingencies –We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of December 31, 2004, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

•	Accounting Standards – There are differences between financial statements prepared in accordance with Governmental Accounting Standards Board (“GASB”) pronouncements and those prepared in accordance with Financial Accounting Standards Board (“FASB”) pronouncements. The statement of revenues, expenses and fund deficit is a combined statement under GASB pronouncements. FASB pronouncements allow a statement of income or operations and a statement of owners’ or shareholders’ (deficit) equity, which is where distributions to owners would be presented under FASB pronouncements. The amount shown on our statement of revenues, expenses and fund deficit as net income before tribal distributions would not be different if we followed all FASB pronouncements to determine net income and would be the most comparable amount to net income computed under FASB pronouncements. We are an unincorporated instrumentality created by tribal law and accounted for as a separate fund of the Tribe; as such there is no owners’ or shareholders’ (deficit) equity as traditionally represented under FASB pronouncements. The most comparable measure of owners’ (deficit) equity presented on our balance sheet would be fund (deficit) equity.

Results of Operations

Quarterly Results of Operations

     The following table sets forth unaudited quarterly operations data for the each full quarter since we commenced full-scale operations with 1,600 gaming devices on June 12, 2003. In our opinion, this data reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the data. The results of operations for any quarter are not necessarily indicative of the results of operations for a full year or any future period. Certain amounts from prior quarters have been reclassified to be consistent with our current presentation. We expect our quarterly operating results to vary significantly in future periods.

Back to Index

	Quarter Ended

	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003

	(dollars in thousands)
Statement of Revenues and Expenses:
Revenues
Casino	$27,562	$27,177	$24,549	$24,736	$22,028	$21,391	$18,421
Food, beverage and retail	1,469	1,514	1,177	1,221	1,523	697	707
Other	153	152	148	122	135	113	76

Gross revenues	29,184	28,843	25,874	26,079	23,686	22,201	19,204
Promotional allowances	(693)	(710)	(507)	(524)	(854)	(287)	—

Net revenues	28,491	28,133	25,367	25,555	22,832	21,914	19,204

Operating Expenses
Casino	5,175	5,180	4,719	4,425	3,898	4,222	3,839
Food, beverage and retail	998	1,245	1,106	1,355	922	873	1,391
Selling, general and administrative	11,669	10,384	8,680	8,535	10,283	8,505	6,497
Depreciation	1,731	1,589	1,546	1,524	1,496	1,439	1,282
Credit enhancement fee	1,305	1,062	1,355	1,390	729	1,220	300
Gaming commission expense	465	418	460	437	383	391	369
Compact revenue sharing trust fund	333	334	334	334	333	334	334

Total operating expenses	21,676	20,212	18,200	18,000	18,044	16,984	14,012

Income from operations	6,815	7,921	7,167	7,555	4,788	4,930	5,192

Other expense – Net
Interest expense	(3,598)	(4,267)	(5,466)	(4,115)	(3,924)	(1,397)	(1,700)
Interest income	101	114	126	158	109	—	—
(Loss) on sale of assets	(3)	(5)	(55)	—	—	—	—
Other expense	(1)	—	—	—	(1)	—	—

Other Expense, Net	(3,501)	(4,158)	(5,395)	(3,957)	(3,816)	(1,397)	(1,700)

Income before distribution to the Tribe	$3,314	$3,763	$1,772	$3,598	$972	$3,533	$3,492

Results of Operations – Fiscal Years ended December 31, 2004 and 2003

     Net Revenues. Our net revenues for the fiscal year ended December 31, 2004 (“FY 2004”) increased by $38.3 million to $107.5 million from $69.3 million for the fiscal year ended December 31, 2003 (“FY2003”). The increase is attributed to the Casino’s full-scale operation during all twelve months of the year ended December 31, 2004 compared to full-scale Casino operation for only nine months of 2003, and from more frequent and longer visits from guests due to our increased parking capacity and our expanded bus program. Approximately 96.7% of our net revenues were from our gaming activities in the year ended December 31, 2004. We generated $93.8 million, or 87.3% of our net revenues, from gaming devicess and $10.2 million, or 9.5% of our net revenues, from table games for FY 2004 compared to $60.1 million from gaming devices, or 86.7% of our net revenues, and $7.0 million, or 10.1% of our net revenues, from table games for FY 2003. Our win per slot machine per day increased to $158 in FY 2004 from $140 in FY 2003, due primarily to the increase in number of guests from drive-ups and expansion of our bus program and increased promotional activities.

     We started our food, beverage and retail operations on April 1, 2003. For FY 2004, we generated $5.4 million in sales compared to $2.9 million in sales for 2003. This increase is due to our increased restaurant promotions and is attributable to the Casino’s attaining full-scale operation for the entire year of 2004. The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Such allowances were $2.4 million and $1.1 million for FY 2004 and FY 2003, respectively.

     Operating expenses. Operating expenses for FY 2004 were $78.1 million, or 72.6% of net revenues, compared to $53.5 million, or 77.2% of net revenues, for FY 2003. The increase in operating expenses is attributable to the casino’s full-scale operation for the entire year of 2004. The operating expense as a percentage of net revenues decreased due to economies of scale relating to our casino operations and the increase in our gaming revenues.

     Casino expense includes costs associated with our gaming operations only. Casino expense also includes an allocation of food, beverage and retail expense in the amount of $3.9 million related to the costs of complimentary activities. Casino expense for FY 2004 increased to $19.5 million, or 18.7% of Casino revenues, from $12.8 million, or 19.0% of Casino revenues, for FY 2003. The increase in Casino expense is attributable to attaining full-scale operation in 2004 and increased operational activities as we increased the parking spaces and our expanded bus programs.

     Food, beverage and retail expense for FY 2004 was $4.7 million, or 87.4% of food, beverage and retail revenue, decreasing from $3.3 million, or 111.4% of food, beverage and retail revenue for FY 2003. Our food, beverage and retail expense ratio is still significantly higher than what we expect it to be in the future as we have used our food and beverage services as a promotional opportunity to draw customers to our gaming facility and build customer loyalty rather than as a source of income.

     Selling, general and administrative expense for FY 2004 increased by $11.2 million to $39.3 million, or 36.5% of net revenues, from $28.0 million, or 40.5% of net revenues, for FY 2003. The increase in selling, general and administrative expense from 2003 to 2004 is attributable to increased marketing effort and facility costs relating to attaining full year, full-scale operations in 2004 compared to nine months full scale operation in 2003. Selling, general and administrative expense as a percentage of net revenues decreased in 2004 compared to 2003 as a result of cost savings obtained from our ability to increase labor efficiency and leverage certain fixed costs over increased revenues and due to the substantial increase in our revenues from full-scale operations in 2004.

Back to Index

     Depreciation expense for FY 2004 was $6.4 million compared to $4.4 million for FY 2003. Depreciation expense was computed using the straight-line method over the useful lives of property, plant and equipment. The increase in depreciation expenses is due to the addition of depreciable assets. On December 1, 2004, we obtained a certificate of substantial completion on the first of our three new parking garages and capitalized $22.6 million in related construction costs. We started to depreciate the first of our three new parking garages in December 2004. The remaining structures were substantially complete on December 29, 2004. Depreciation on these will begin January 1, 2005.

     We began paying the credit enhancement fee to DCC in June 2003. The credit enhancement fee was $5.1 million, or 4.8% of net revenues, for FY 2004 compared to $2.2 million or 3.2% of net revenues for FY 2003. The increase is attributable to our greater net income.

     Gaming commission expense for FY 2004 increased by $0.4 million to $1.8 million from $1.4 million for FY 2003. The increase is attributable to an increase in regulatory staffing. The gaming commission expense consists of our reimbursement of the Tribal Gaming Commission’s costs in connection with the inspection of all gaming operations within the Tribe’s reservation boundaries, enforcement of all provisions of the tribal gaming ordinance, investigation of all allegations of violations of the tribal gaming ordinance, conducting or arranging for background investigations of all applicants for tribal gaming licenses, issuing gaming licenses in accordance with the tribal gaming ordinance and the compact, the payment of the salaries of the gaming commissioners and other employees of the Tribal Gaming Commission, and the payment of our auditor’s fees.

     Compact revenue sharing trust fund expense remained the same at $1.3 million for FY 2004 and 2003. Compact revenue sharing trust fund expense includes payments associated with operating 1,600 gaming devices. These fees became payable by the Tribe when we commenced operations in September 2002 and are based on the number of our gaming device licenses. Compact revenue sharing trust fund expense includes payments to the RSTF as required by our Compact with the State of California. The Tribe is obligated to remit certain fees to the CGCC on a quarterly basis for inclusion in the RSTF. The RSTF is for the benefit of tribes that have no or limited gaming. We pay these fees on behalf of the Tribe.

     Income from operations. Income from operations for FY 2004 was $29.5 million, or 27.4% of net revenues, compared to $15.8 million, or 22.8% of net revenues for FY 2003. Our increased income from operations is attributable to the Casino’s attaining full-scale operation with 1,600 gaming devices on June 18, 2003, and improved parking capacity as we added spaces during 2004.

     Other expense, net. Other expense, net for FY 2004 increased to $17.0 million, or 15.8% of net revenues, from $7.0 million, or 10.0% of net revenues, for FY 2003. Other expense, net included $17.4 million of interest expense (net of capitalized interest of $4.4 million) for FY 2004, compared to $7.1 million of interest expense for FY 2003.

     Income before distributions to the Tribe. Income before distributions to the Tribe for FY 2004 increased by $3.6 million to $12.4 million, or 11.6% of net revenues, from $8.9 million, or 12.8% of net revenues, for FY 2003.

Comparison of the years ended December 31, 2003 and 2002

     Net revenues. Net revenues for FY 2003 increased by $64.7 million, or 1,394.5%, to $69.3 million from $4.6 million for the year ended December 31, 2002 (“FY 2002”). The increase is attributed to attaining our Casino’s full complement of 1,600 gaming devices on June 18, 2003. Approximately 95.0% of our net revenues were from our gaming activities in FY 2003. We generated $60.1 million from gaming devices and $7.0 million from table games for FY 2003. Our win per slot machine per day was $140 in 2003 which decreased from $177 in 2002. The decrease is a result of the increased number of gaming devices in operation.

     We started our food, beverage and retail operations on April 1, 2003. For FY 2003, we generated $2.9 million in sales from our food, beverage and retail operations. The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Such allowances were $1.1 million for FY 2003.

     Operating expenses. Operating expenses for FY 2003 were $53.5 million, or 77.2% of net revenues, compared to $7.7 million, or 167.0% of net revenues, for FY 2002. The increase in operating expenses is attributable to the Casino’s commencing full-scale operations on April 1, 2003.

     Casino expense includes costs associated with our gaming operations. Casino expense also includes an allocation of food, beverage and retail expense related to the costs of promotional activities. Casino expense for FY 2003 increased to $12.8 million, or 19.0% of Casino revenues, from $0.7 million, or 14.2% of Casino revenues, for FY 2002. The relative increase in Casino expense is attributable to our commencing full-scale operations on April 1, 2003 and attaining our full complement of 1,600 gaming devices on June 18, 2003.

     Food, beverage and retail expense for FY 2003 was $3.3 million, or 111.4% of food, beverage and retail revenue, increasing from $0.1 million for FY 2002. In the year 2003, we primarily focused our food and beverage services as a promotional opportunity to draw customers to our gaming facility and build customer loyalty rather than as a source of income.

Back to Index

     Selling, general and administrative expense for FY 2003 increased by $24.9 million to $28.0 million, or 40.5% of net revenues, from $3.1 million, or 67.9% of net revenues, for FY 2002. The increase in selling, general and administrative expense is attributable to our commencing full-scale operations on April 1, 2003 and attaining our full complement of 1,600 gaming devices on June 18, 2003. Selling, general and administrative expense as a percentage of net revenues has decreased in 2003 compared to the 2002 as a result of cost savings obtained from economies of scale and due to the substantial increase in our revenues from the additional gaming devices placed in service.

     Depreciation expense for FY 2003 was $4.4 million compared to $0.2 million for FY 2002. Depreciation expense was computed using the straight-line method over the useful lives of the property, plant and equipment. The increase in depreciation expenses is due to the addition of depreciable assets.

     We began paying the credit enhancement fee to DCC in June 2003. The credit enhancement fee was $2.2 million, or 3.2% of net revenues, for FY 2003.

     Gaming commission expense for FY 2003 increased by $1.0 million to $1.4 million from $0.4 million for FY 2002 primarily due to attaining our full complement of 1,600 gaming devices on June 18, 2003.

     Compact revenue sharing trust fund expense remained the same at $1.3 million for FY 2003 and FY 2002. Compact revenue sharing trust fund includes payments associated with operating 1,600 gaming devices, although we had not installed all 1,600 gaming devices until June 18, 2003. These fees became payable by the Tribe when we commenced operations in September 2002 and are based on the number of our gaming device licenses. We pay these fees on behalf of the Tribe.

     Income (loss) from operations. Income (loss) from operations for FY 2003 was $15.8 million, or 22.8% of net revenues, compared to a loss of $3.1 million for FY 2002. Our increased income from operations is attributable to our commencing full-scale operations on April 1, 2003 and attaining our full complement of 1,600 gaming devices on June 18, 2003.

     Other expense, net. Other expense, net for FY 2003 increased to $7.0 million, or 10.0% of net revenues, from $0.1 million, or 1.5% of net revenues, for FY 2002. Other expense, net included $7.1 million of interest expense (net of capitalized interest of $1.5 million) for FY 2003, compared to $0.1 million of interest expense (net of capitalized interest of $1.2 million) for FY 2002.

     Income (loss) before distributions to Tribe. Income (loss) before distributions to Tribe for FY 2003 increased by $12.0 million to $8.9 million, or 12.8% of net revenues, from a loss of $3.2 million for FY 2002.

Liquidity and Capital Resources

     Since our inception, we have funded our capital expenditures and working capital requirements primarily through debt financing, gaming equipment supplier financing, other financing and operating cash flow.

     Construction of our casino and infrastructure improvements commenced on April 1, 2002. The first portion of our gaming facility was completed in September 2002. As of December 31, 2004, we had spent approximately $65.8 million on the planning, development and construction of our gaming facility, infrastructure and furniture, fixtures and equipment excluding the expansion project. We financed the development with borrowings and development advances.

     We originally expected completion of our expansion project to cost approximately $64.6 million, which we planned to fund with $61.4 million from the net proceeds of the Notes Offering and $3.2 million from an advance from the Tribe. From the proceeds from the Notes Offering, we had also placed an additional $10.0 million in a construction escrow account to be available to fund additional construction contingencies. The original expansion budget included $35.4 million for the three parking structures, $24.1 million for infrastructure improvements and a $5.1 million construction contingency.

     During the spring of 2004, we revised our budget for the expansion project to approximately $73.7 million, of which we have spent $65.6 million as of December 31, 2004. The remaining portion of the project is expected to be funded though our restricted cash and cash from operations. Our final budget estimate is comprised of $39.4 million for the three parking structures, which is $0.5 million more than our original budget, and $34.3 million for infrastructure improvements, which is $8.6 million more than our original estimate. The budget for the expansion project was greater than original estimates because in an effort to expedite construction, we commenced construction before all design documents were finalized, which resulted in inefficiencies and modifications that caused actual construction costs to exceed budgeted amounts. In addition, the infrastructure improvements portion of our expansion project resulted in higher than expected costs due to weather delays and to unforeseeable soil conditions, which required us to substantially increase the scope of the work and quantity of the construction material.

Back to Index

     Since the Notes Offering, our expansion project was funded primarily from the net proceeds of the Notes Offering set aside in a construction disbursement account for such purpose. As a result of our increased budget estimates, we expect to use the remaining $1.4 million in the construction disbursement account. When the balance of the construction disbursement account is fully expended, we will fund the remaining costs of our expansion project from our working capital.

     As of December 31, 2004, we spent $0.4 million on the development of an approximately 18-acre parcel of land adjacent to the Tribe’s reservation (referred to as the Dugan property development) which is expected to include an additional access road to our Casino. We have $4.7 million remaining in a restricted account funded from the proceeds of our Notes Offering for the development of the Dugan property.

     Our capital expenditures for FY 2004 and 2003 were $63.7 million and $42.2 million, respectively. This increase in 2004 is primarily attributable to the expansion project and infrastructure improvements.

     As of December 31, 2004, we had cash and cash equivalents net of restricted cash of $18.6 million, as compared to $16.9 million as of December 31, 2003. As of December 31, 2004, we had restricted cash of $16.2 million, as compared to $70.1 million as of December 31, 2003. Our principal source of liquidity for uses other than our expansion project during FY 2004 consisted of cash flow from operating activities. Net cash provided by operating activities for FY 2004 was $38.6 million, an increase of $11.9 million from $26.7 million for FY 2003. The increase in our net cash provided by operations is a result of a full year of full scale operations in FY 2004 compared to nine months of full scale operations in FY 2003. Net cash provided by operating activities for FY 2003 increased by $26.5 million from $0.2 million for the year ended December 31, 2002. Such increase is due to very limited operations in FY 2002.

     Restricted cash consists of net proceeds from the Notes Offering and investment earnings thereon set aside in construction financing accounts for construction costs for the three parking structures, infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds for the development of the Dugan Property. Our restricted cash is held in escrow accounts that can only be used for authorized construction disbursements until the related projects are completed.

     Net cash used for capital and related financing activities for FY 2004 was $29.3 million, compared to $44.2 million net cash provided by capital and related financing activities for FY 2003. Cash flow used in capital and related financing activities was primarily for the parking structure construction and related infrastructure improvements. Cash flow used in non-capital financing activities for FY 2004 was $7.6 million, a decrease of $47.3 million from $54.9 million for FY 2003. Cash flow used in non-capital financing activities consisted of distributions to the Tribe. Net cash provided by financing activities for the year ended December 31, 2003 increased by $42.5 million from $1.6 million for FY 2002. Cash flow used in non-capital financing activities for FY 2003 increased $53.9 million from $1.0 million for FY 2002.

     We believe that existing cash balances and cash from operations as well as permitted disbursements from our restricted cash escrow accounts will provide adequate funds for our working capital needs, planned capital expenditures (including the expansion project) and debt service requirements for the foreseeable future. However, our ability to fund our operations, make planned capital expenditures, make scheduled debt payments and refinance our indebtedness depends on our future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Additionally, the Indenture limits our ability to incur additional indebtedness. See “Item 1 – Business – Material Agreements – The Notes and the Related Indenture.”

Back to Index

Contractual Obligations as of December 31, 2004

     The following table summarizes our contractual obligations and commitments as of December 31, 2004:

	Total	1 year	1-3 years	3-5 years

Long-term debt obligations (a)	$210,063,768	$10,028,615	$35,153	$—
Purchase obligations (b)	$7,569,172	$7,569,172	$—	$—
Operating lease obligations	$2,719,015	$1,016,999	$1,126,132	$575,884
Capital lease obligations	$504,635	$412,524	$73,493	$18,618

Total obligations (c)	$220,856,590	$19,027,310	$1,234,778	$594,502

(a)      Excluded from long-term debt obligations above are interest payments of $19.6 million in 1 year; $39.0 million in 1-3 years; $39.0 million in 3-5 years and $45.8 million in more than 5 years.

(b)      Purchase obligations include payment obligations to our general contractor for construction of the three parking structures, infrastructure improvements, the designed fee obligation to the architecture company and the Dugan property development. Purchase obligations are paid through our construction disbursement accounts funded by proceeds from the issuance of the Notes.

(c)       The Compact requires us to pay a quarterly fee of $0.4 million to the RSTF based on the number of our licensed gaming devices. Total obligations do not include the revenue sharing trust fund payments.

Regulation and Taxes

     We are subject to extensive regulation by the TGA, the CGCC and the NIGC. Changes in applicable laws or regulations could have a significant impact on our operations.

     We had initially applied for a liquor license for our Casino in 2002. On September 15, 2004, the ABC decided to recommend the denial of our alcohol license application based upon a finding by the California State Fire Marshal that although the Casino was in compliance with applicable building codes, if alcohol were served in the Casino, it would fall out of compliance. We believe that we are in compliance with all applicable safety codes required to obtain an alcohol license for the Casino. We have been granted a hearing before an administrative law judge in May 2005 to contest the ABC’s denial.

     Since we are an unincorporated governmental instrumentality of the Tribe located on reservation land held in trust by the United States of America, we are not subject to federal or state income taxes. Various efforts have been made in Congress over the past several years to enact legislation that would subject the income of tribal governmental business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. It is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on our operating results and cash flow from operations.

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

Seasonality

     We have a limited operating history. We anticipate that activity at our gaming facility may be modestly seasonal with stronger results expected during the summer due in part to the relatively higher levels of tourism during such times of the year. In addition, our operations may be impacted by adverse weather conditions and fluctuations in the tourism business. Accordingly, our results may fluctuate from quarter to quarter and the results of one quarter may not be indicative of results expected from future quarters.

RISK FACTORS

     The following is a description of what we consider our key challenges and risks.

Back to Index

Risks Related to Our Business

We have a substantial amount of indebtedness that could adversely affect our financial condition and prevent us from fulfilling our obligations under the Outstanding Notes.

     As of December 31, 2004, we had approximately $208.2 million of indebtedness outstanding, which includes $197.5 million of debt on the Outstanding Notes. Our substantial indebtedness could have important consequences and significant effects on our business and future operations. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;
•	limit our ability to fund future working capital, capital expenditures and other general operating requirements;
•	require us to dedicate a substantial portion of our cash flow from operations to repay our outstanding indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, development and other general operating requirements;
•	place us at a competitive disadvantage compared to our competitors that have less debt or greater resources; and
•	limit our ability to borrow additional funds.

     The occurrence of any one of these events or conditions could have a material adverse effect on our business, financial condition, results of operations, prospects or ability to service or otherwise satisfy our obligations under the Outstanding Notes. In addition, the Indenture permits us to incur debt in addition to the Outstanding Notes in certain circumstances. If we were to incur additional debt, the related risks could intensify.

We will require a significant amount of cash to service our indebtedness and fund our gaming operations. Our ability to generate cash depends on many factors beyond our control.

     Our ability to make payments on and refinance our debt, including the Outstanding Notes, and to fund our gaming operations, will depend on our ability to generate cash flow from our gaming operations. Our ability to generate sufficient cash flow to satisfy our debt obligations will depend on our future operating performance that is subject to many economic, competitive, regulatory and business factors that are beyond our control. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments or seek to raise additional capital. These measures may not be available to us or, if available, they may not be sufficient to enable us to satisfy our obligations under the Outstanding Notes and may restrict our ability to pay operating expenses. If our cash flow is insufficient and we are unable to implement one or more of these alternatives, we may not be able to service our debt obligations or fund our gaming operations.

Since we depend on operations in a single location, certain events that we cannot control may adversely affect the business performance of our gaming facility.

     We rely primarily on guests living within 100 miles of our Casino. We rely exclusively on cash flow from our Casino to service our obligations, including our obligations under the Outstanding Notes. Therefore, we are subject to greater risks than more geographically diversified gaming operations, including:

•	a decline in the economies of the local areas where our guests are located or a decline in the number of gaming guests from these areas for any reason;
•	a downturn in regional or local economic conditions;
•	an increase in competition in the local areas where our guests reside;
•	inaccessibility due to road construction or closures of primary access routes; and
•	natural and other disasters and climate conditions in the surrounding area.

     The occurrence of any of the events or conditions described above could cause a material disruption in our business and cause us to be unable to generate sufficient cash flow to make payments on the Outstanding Notes.

We have experienced landslides and may not be insured against damage resulting from landslides.

     Although we maintain insurance customary in our industry, including earthquake insurance, our insurance coverage may not be adequate, or may be insufficient, to cover all the risks to which our business and assets may be subject. Although we have experienced two landslides since our operations began, our landslide-related insurance is limited to events incident to earthquakes. Although neither landslide disrupted our operations, and our current expansion project, including the excavation, retaining wall and parking structures, is intended to prevent future landslides, a landslide could occur in the future that could materially disrupt our operations and materially affect our financial condition.

Back to Index

We face competition from other California Indian casinos, casinos located in Nevada and elsewhere and other forms of gaming.

     The gaming industry is very competitive. We face or will face competition from existing and proposed Indian gaming facilities in the surrounding area and elsewhere in California and with casino gaming in Nevada and elsewhere, including gaming facilities that could be located closer to the San Francisco Bay area than our gaming facility. We also compete with card rooms located in the surrounding area; other forms of gaming that are legal in California, including on and off-track wagering and the California State Lottery, as well as with non-gaming leisure activities, and the availability of such alternative gaming and non-gaming activities may increase in the future. Many of our competitors have substantially greater resources and name recognition than our Casino. In addition, we may also face competition from new facilities in our market that may be built by other Indian tribes in the future.

Although we have applied to obtain a license to sell alcohol, we do not have one to date.

     Unlike most of our competitors, we do not currently hold a license to sell alcohol on our gaming facility premises. To obtain a liquor license, the Tribe’s liquor license application must be approved by the ABC. The ABC decided to recommend the denial of our alcohol license application based upon a finding by the California State Fire Marshal that although the Casino was in compliance with applicable building codes, if alcohol were served in the Casino, it would fall out of compliance. We believe that we are in compliance with all applicable safety codes required to obtain an alcohol license for the Casino. We have been granted a hearing before an administrative law judge in May 2005 to contest the ABC’s denial. We may not be successful in obtaining either a temporary or a final license and even if we are successful in obtaining a liquor license, we cannot predict the timing thereof. Failure to obtain a liquor license could be a competitive disadvantage and, therefore, could materially and adversely affect our ability to attract guests to our gaming facility.

We could face difficulties in attracting and retaining qualified employees.

     The continued operation of our gaming facility requires qualified executives, managers and a number of skilled employees with gaming and hospitality industry experience and qualifications. There is a shortage of skilled labor in the gaming industry and in our geographic region. Such shortages may intensify as additional gaming facilities open in the surrounding area. We may not be able to continue to recruit, train and retain a sufficient number of qualified employees, particularly due to the very small number of workers skilled in the gaming industry who reside in the immediate vicinity of our gaming facility.

Restrictive covenants in the Indenture may limit our ability to expand our operations and to pursue our business strategies.

     The Indenture includes covenants that limit our ability to borrow money, make investments, create liens, sell assets, engage in transactions with affiliates, engage in other businesses, open other gaming facilities and engage in mergers or consolidations. These restrictive covenants may limit our ability to expand our operations and to pursue our business strategies. If we are unable to capitalize on business opportunities, we may be unable to make payments on the Outstanding Notes. Additionally, a violation of any of these restrictive covenants would constitute a default under the Indenture.

Risks related to environmental matters could have an adverse effect on us.

     We are subject to various federal laws and tribal ordinances and regulations, and the Compact which govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal of hazardous material or solid or hazardous waste. Environmental laws enacted in the future may create material obligations or liabilities which may have a material adverse effect on us. In addition, certain provisions of the Compact regarding environmental matters may be the subject of renegotiation with the State of California and could limit any future physical expansion of our gaming facility. If so, such limitations may have a material adverse effect on our operations.

Back to Index

     Pursuant to and in accordance with the Compact, the Tribe adopted an ordinance providing for the preparation, circulation and consideration by the Tribe of an environmental study concerning potential off-reservation environmental impacts of any renovation, modification, construction or development project relating to or associated with the gaming facility. Among other things, the Compact requires that in fashioning the ordinance, the Tribe must make a good faith effort to incorporate the policies and purposes of the National Environmental Policy Act and the California Environmental Quality Act consistent with the Tribe’s governmental interests. The Compact’s environmental provisions are identical to such provisions in compacts for all other California tribes that entered into compacts in or around 1999. The Tribe believes it has complied, and intends to continue to comply, with all applicable requirements in its environmental ordinance, but the County of Sonoma has taken issue with the Tribe’s position and claims that the Compact’s environmental requirements are not being fulfilled. The State could claim the Tribe is in breach of the Compact and seek to have the Compact terminated.

Our business and assets could become liable for claims asserted against the Tribe if the Tribe waives its sovereign immunity with respect to our business or assets or if tribal law intended to limit such liability is ineffective.

     We are an unincorporated instrumentality of the Tribe, formed pursuant to a recently adopted law of the Tribe. This tribal law also provides that our obligations and other liabilities are not those of the Tribe and that the obligations and liabilities of the Tribe are not ours. This law is untested and generally has no direct counterpart in other areas of the law. If this law should prove to be ineffective at limiting our liability, our business and assets could become subject to claims asserted against the Tribe or its assets. Similarly, we would be liable for such claims if the Tribe waived its sovereign immunity (with respect to which we have no control) to an extent that allowed enforcement of such claims against our business or assets.

Risks Relating to the Indian Gaming Industry

Our gaming operations are extensively regulated by federal laws and the Compact, and non-compliance with these laws or the Compact by us or the Tribe, as well as changes in the laws or future interpretations of the laws or the Compact, could have a material adverse effect on our gaming operations.

     Gaming on the Tribe’s reservation is regulated extensively by federal, state and tribal regulatory bodies, including the NIGC, the CGCC, the California Department of Justice and the TGA. The Compact imposes ongoing compliance obligations on us. Our failure to observe any of these obligations could result in a breach of the Compact and the loss of our right to conduct gaming.

     Changes in applicable laws or regulations, or future interpretation of these laws or regulations could limit or materially affect the types of gaming that we may offer and, consequently, our revenue. Congress has regulatory authority over Indian affairs and can establish and change the terms upon which Indian tribes may conduct gaming. Currently, the operation of all gaming on Indian lands is subject to IGRA. For the past several years, legislation has been introduced in Congress designed to amend IGRA, including proposed legislation limiting the scope of gaming that can be offered and the conditions under which gaming may be offered. While none of the substantive proposed amendments to IGRA have proceeded very far in the legislative process, we cannot predict the ramifications of future congressional legislative acts. It is possible that future legislation may result in a material adverse effect on our operations.

Tribal-state compacts are renegotiable and the outcome of any renegotiation may negatively impact our competitive position or otherwise adversely affect our financial condition, results of operations or cash flows.

     In March, 2003, the State of California requested renegotiations with the Tribe and other tribes with respect to matters related to the number of slot machines permitted at tribal casinos under tribal-state gaming compacts with the state, the way in which slot machine licenses are allocated within the state under those compacts, and the fees charged for slot machine licenses. We did not renegotiate the terms of our compact, although some other tribes in California have done so. Those renegotiations, plus the addition of new compacts the state may be entering into with tribes in our market area that were not previously engaged in gaming, may have negative effects on our competitive position, and our results of operations could be materially and adversely affected. Even if our negotiations with the State of California were to result in an increase in the number of slot machines we could operate, the state has indicated that any increase could result in higher license fees being imposed, which, in light of possible other competition, could result in lower revenues. In addition, the state’s willingness to renegotiate over slot machine limits has been tied to its imposition of further regulations on Indian gaming, particularly on the subject of greater County involvement, provisions favoring negotiating opportunities for organized labor, and other non-economic issues. The effect of the state’s injection of those issues into the renegotiation process, and the resistance of some tribes to renegotiate because of those issues, could have a negative impact on the public’s view of Indian gaming, the effect of which we cannot predict. Finally, any amendment to our compact or any other compact in the State requires the approval of the tribe, the Governor, the California legislature and the U.S. Secretary of the Interior. Some renegotiated (and new) compacts have been approved through that process, but the public debate that has surrounded those renegotiations and the approval process could have a negative impact on Indian gaming generally within the state and on a national level, the likelihood or extent of which cannot be predicted.

Back to Index

A change in our current non-taxable status could have a material adverse effect on our cash flow and ability to fulfill our obligations under the Outstanding Notes.

     Based on current interpretations of U.S. tax laws, we are not now, and it is anticipated that we will not be, a taxable entity for U.S. federal income tax purposes. If these interpretations are reversed or modified, or if the federal tax law changes in this regard, our cash flow, results of operations, financial conditions and our ability to fulfill our obligations under the Outstanding Notes would be adversely affected.

     Efforts have been made in Congress over the past several years to tax the income of tribal business enterprises. These have included a House of Representatives bill that would have taxed gaming income earned by Indian tribes as business income subject to corporate tax rates. Although such legislation was not enacted, similar legislation could be passed in the future. Future legislation in this area could materially adversely affect our ability to fulfill our obligations under the Outstanding Notes.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

     Through December 31, 2004, we had not invested in derivative or foreign currency-based financial instruments. Additionally, we primarily have fixed rate debt. As such, we do not believe we have material exposure to market risk.

Item 8. Financial Statements and Supplementary Data.

     Our financial statements and notes thereto, referred to in Item 15(A)(1) of this Form 10-K, are filed as part of this report and appear in this Form 10-K beginning on page 38.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed with, or furnished to, the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2004. Based on that evaluation, each has concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective. There have been no changes to our disclosure controls during the year ended December 31, 2004. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving these objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

Back to Index

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

We were formed in 2003 as an unincorporated instrumentality of the Tribe. We are governed by a five-member Board of Directors consisting of the same five members as those of the Tribe’s Board of Directors. The Tribe’s Board of Directors is elected biennially by the Tribal Council (the approximately 490 voting members of the Tribe), and includes a Chairperson, a Vice Chairperson, a Secretary-Treasurer and two members at large. The members of our Board of Directors will serve in the same office and for so long as they serve on the Tribe’s Board of Directors. Any change in the composition of the Tribe’s Board of Directors will result in a corresponding change in our Board of Directors.

Our Board of Directors

The table below sets forth information about the current members of our Board of Directors:

Name	Age	Position(s) Held

Harvey Hopkins	56	Chairperson
Betty Arterberry	58	Vice Chairperson
Margie Rojes	58	Secretary–Treasurer
Augusto “Gus” Pina	61	Member
Bruce Smith	48	Member

Harvey Hopkins has served as Chairperson of our Board of Directors since November 20, 2004. Mr. Hopkins has been a licensed excavating contractor and business owner for the past twenty-five years. Mr. Hopkins currently owns and manages AIM, Inc, a trucking business and HG Hopkins, an excavating business. Mr. Hopkins has been with AIM, Inc, and HG Hopkins for approximately one year. Additionally, Mr. Hopkins has been working for the American Civil Constructors since 1994 as an equipment operator supervisor. American Civil Constructors specializes in civil service projects. Mr. Hopkins has been an active member of Tribe and has closely followed the Tribe’s interests including the development of the River Rock Casino. Mr. Hopkins grew up and was educated in Santa Rosa, California.

Betty Arterberry has served as Vice Chairperson of our Board of Directors since our inception. Ms. Arterberry has also served as the Vice Chairperson of the Tribe’s Board of Directors since September 9, 2001. Prior thereto, Ms. Arterberry previously served as the Tribe’s Secretary/Treasurer for three consecutive two-year terms. Ms. Arterberry is currently employed at Sonoma County Indian Health Project as Deputy Director where she has worked since 1977. Ms. Arterberry is a member of the National Congress of American Indians and the California Nations Indian Gaming Association and serves on various other national, state and tribal associations. In addition, Ms. Arterberry serves as Chairperson of the Personnel Committee and is a member of the Legislative Committee for the Tribe.

Margie Rojes has served as Secretary-Treasurer of our Board of Directors since our inception. Ms. Rojes has also served as the Secretary-Treasurer of the Tribe’s Board of Directors since September 9, 2001. Ms. Rojes served as member of the Board of Directors for the Tribe for the last four terms since 1994. Ms. Rojes recently retired from the Windsor Elementary School District after 20 years of service. Ms. Rojes is a member of the National Congress of American Indians and the California Nations Indian Gaming Association and is the tribal delegate for Indian Child and Family Preservation Program. She also serves as a member of the Enrollment, Finance and Legislative Committees for the Tribe.

Augusto “Gus” Pina has served as a member of our Board of Directors since November 20, 2004. Mr. Pina is currently vice president of the Santa Rosa office of Bank of the West. Prior to joining Bank of the West in 1992, Mr. Pina served in various managerial positions at Crocker Bank and Bank of America. Mr. Pina was honorably discharged from the US Navy in 1964. Except for his service to the US Navy, Mr. Pina has lived in Sonoma County his entire life. He has been a member of Rotary International, Cotati Planning Commissioner, Cotati Chamber President, former board member of KRCB channel 22 and a former member of the Petaluma Boys & Girls Club.

Back to Index

Bruce Smith has served as a member of our Board of Directors since November 20, 2004. Mr. Smith has been involved in a number of Tribal projects and efforts for many years, including serving as the Tribe’s representative to the California Nations Indian Gaming Association and as a tribal member representative to the 1999 tribal-state compact negotiations. Mr. Smith has been employed in the automotive and electronics industries for the last thirty years. Mr. Smith is currently semi-retired and also owns and manages his own automotive business, Bruce Smith’s Hotrod Machine Shop. Mr. Smith was born and raised and has lived in Sonoma County, California his entire life.

Executive Officers

The table below sets forth information about certain of our key executive officers:

Name	Age	Position(s) Held

Douglas Searle	47	Chief Executive Officer
Norman Runyan	51	Chief Operations Officer
Yuan Fang (Yvonne) Mao	30	Chief Financial Officer
Anthony Jay Averitt	48	Marketing Manager
Kenny Hsi	30	Table Games Manager
William Carnahan	60	Slot Manager

Set forth below is a brief description of the business experience of certain of our key executive officers. The following descriptions for our officers include employment by River Rock Casino as our predecessor.

Douglas Searle has served as General Manager of the Casino since January 2002 and is responsible for the design, development and construction operations of our gaming facility. Mr. Searle was appointed our Chief Executive Officer in February 2004. With twenty-six years of managerial involvement in the gaming industry, Mr. Searle has considerable experience in project development and working with a number of burgeoning casinos. Prior to his employment at our gaming facility, from 1998 to 2002, Mr. Searle was the General Manager of Casino Arizona in Scottsdale, Arizona where he oversaw the expansion and development of the casino for the Salt River Pima – Maricopa Indian community. Casino Arizona expanded three times in the four years that Mr. Searle served as its General Manager. Prior to his experience at Casino Arizona, Mr. Searle served as Chief Gaming Officer at the Apache Gold Casino and Resort in San Carlos, Arizona from 1994 through 1998, where he contributed to the development of the casino and amenities, including an 18-hole golf course.

Norman Runyan has been our Chief Operations Officer since June 2002. Mr. Runyan has been involved in numerous projects over the past 20 years working on the development and operation of hospitality and gaming related enterprises. He manages the day-to-day operation of our gaming facility and assists in many facets of the development and operation of our gaming facility. Prior to his employment at our gaming facility, Mr. Runyan served as Chief Operations Officer of Casino Arizona in Scottsdale, Arizona from 1998 to 2002 where he assisted in the design, development, opening and oversight of construction and operations of their casino facility. From 1995 through 1998, Mr. Runyan served as Director of Operations and assisted inthe development of the Apache Gold Casino and Resort, including a casino, showroom, 300 room hotel and spa, conference center, RV park and 18-hole golf course.

Yuan Fang (Yvonne) Mao served as our Controller from February 2003 to June 2003 and has served as Chief Financial Officer of River Rock Casino since June 2003. Ms. Mao was appointed our Chief Financial Officer in February 2004. Ms. Mao was the Supervisory Public Accountant Chief Financial Officer of M.C. Coughlan Accountancy Corporation from 2001 to 2003, specializing in the financial planning and advising of corporations and non-profit organizations. From April to November of 2001, Ms. Mao worked as a Senior Financial Analyst at On-Site Sourcing, in Arlington, Virginia. Ms. Mao worked as an accountant for Beers and Cutler, a Washington, D.C. based local business advisory and CPA firm from 2000 to 2001. Shortly after receiving her B.S. in accounting from George Mason University, Ms. Mao obtained her CPA license in Virginia. Ms. Mao is also a member of AICPA and the California Society of CPAs.

Anthony Jay Averitt has served as our Marketing Manager since March 2002 and is responsible for the establishment and development of our gaming facility’s marketing department and all our gaming facility’s marketing policies and procedures. Prior to his employment at the River Rock Casino, Mr. Averitt was the Marketing Director for Casino Arizona, in Scottsdale, Arizona from 1998 through 2002 where he helped develop three casinos for the Salt River Pima – Maricopa Indian community, and formulated and managed the marketing and advertisement departments.

Back to Index

Kenny Hsi served as our Pit Supervisor from December 2002 to April 2003 and has served as our Table Games Manager since April 2003. Prior to his employment at our gaming facility, Mr. Hsi served as Executive Vice President of Pryme Tyme Gaming, LLC, a gaming consulting company, from 2000 to 2002. From 1999 to 2000 Mr. Hsi served as Director of Gaming Operations for Online Gaming Systems, Ltd. Mr. Hsi was the Table Games Supervisor at Aladdin Resort & Casino in Las Vegas, Nevada during 1999. He began his career at New York New York Casino & Hotel in Las Vegas, Nevada from 1996 to 1999 as a dealer and supervisor.

William Carnahan has been our Slot Manager since September 2002. With over 26 years of slot experience, Mr. Carnahan has helped design slot floor layouts and been in charge of slot installation. Prior to his employment at our gaming facility, Mr. Carnahan served as Director of Slot Operations for Casino of the Sun and Casino Del Sol in Tucson, Arizona, where he was responsible for the daily operation of both casino floors. Mr. Carnahan helped design the slot floor layout of Casino Del Sol and was responsible for the slot tracking system and the installation of progressive gaming systems, a phase of the development of Casino Del Sol. Mr. Carnahan was employed at Cliff Castle Casino in Camp Verde, Arizona as slot repair supervisor from 1995 to 1996 and slot manager from 1996 to 2000.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, including our principal executive officer and principal financial officer. Our code of ethics is available on our website at www.riverrockcasino.com under “Contact Us/Investor Relations/Corporate Governance.”

If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code of ethics to our principal executive or principal financial officer, we will disclose the nature of such amendment or waiver on our website and in a report on Form 8-K.

Item 11. Executive Compensation.

Compensation of Our Board

We are governed by a five-member Board of Directors consisting of the same five members as those of the Tribe’s Board of Directors. The Tribe compensates members of each Board of Directors for the services they render. In 2004, we reimbursed the Tribe for 32% of the total compensation of the Board members reflecting an estimate of the total time allocable to Authority Board matters. In 2005, we expect to reimburse the Tribe for half of the total compensation of the Board members. The members of the Board of Directors, except for the Chairperson, received the following amounts for their service as members of the Tribe’s Board of Directors and as members of the Authority’s Board of Directors for the fiscal year 2004: a monthly stipend of approximately $2,000 per month and an additional amount of money calculated on an hourly basis for attending additional meetings and for performing additional duties. The former Chairperson, Elizabeth Elgin DeRouen, received an annual salary in the amount of $72,677.68.

Executive Compensation

The following table provides summary information concerning compensation of our Chief Executive Officer and our other four most highly compensated executive officers for each of our fiscal years ended December 31, 2004, 2003 and 2002:

Name and Principal Position	Year(a)	Salary	Bonus	Other Compensation(b)	Total

Douglas Searle,	2004	$272,231	$81,000	—	$353,231
Chief Executive Officer	2003	$257,212	$75,000	—	$332,212
	2002	$191,827	$50,000	—	$241,827

Norman Runyan,	2004	$219,921	$54,000	—	$273,921
Chief Operations Officer	2003	$211,697	$50,000	—	$261,697
	2002	$38,061	—	—	—

Yuan Fang (Yvonne) Mao,	2004	$147,089	$21,996	—	$169,085
Chief Financial Officer (c)	2003	$92,327	$12,769	—	$105,096
	2002	—	—	—	—

Anthony Jay Averitt,	2004	$154,295	$22,728	—	$177,023
Marketing Manager	2003	$146,394	$16,314	—	$162,708
	2002	$54,809	—	—	$54,809

William Carnahan,	2004	$131,537	$19,500	—	$151,037
Slot Manager	2003	$125,000	$17,670	—	$142,670
	2002	$33,654	—	—	$33,654

(a)	Dollar amounts for bonuses are not guaranteed and represent the maximum amount that the executive officer may receive.
(b)	No “Other Compensation” was paid to any of the named executive officers during 2004, 2003 or 2002 except for sale back on paid time off.
(c)	Yuan Fang (Yvonne) Mao began serving as the Chief Financial Officer of River Rock Casino in June 2003.

Back to Index

Employment Agreements

Douglas Searle. Mr. Searle serves as our Chief Executive Officer and as General Manager of the River Rock Casino pursuant to a three year employment agreement with the Tribe that commenced on December 24, 2004, and continues through December 24, 2007, unless terminated earlier by the parties under the terms of the agreement. The agreement provides for the payment to Mr. Searle of an initial annual base salary of $300,000, with 5% annual increases. Mr. Searle will also receive a fixed annual bonus equal to 15% of his annual base salary. In addition, Mr. Seale will be entitled to an annual discretionary bonus of up to 25% of his annual base salary based on various subjective criteria. If Mr. Searle’s employment is terminated for reasons other than cause, including death or disability, Mr. Searle will be entitled to his salary for three months and a bonus equal to 25% of his prior year’s bonus. Either party may terminate the agreement within 90 days written notice.

Norman Runyan. Mr. Runyan serves as our Chief Operating Officer pursuant to a three year employment agreement that commenced in October 2002. Mr. Runyan receives an annual salary of $200,000 and a discretionary bonus, as determined by our Board, of not less than 7% and not more than 25% of his annual salary based on various criteria. If Mr. Runyan’s employment is terminated for other reasons set forth in the employment agreement including death or disability, Mr. Runyan would be entitled to his salary for three months. Either party may terminate the agreement with 60 days’ written notice.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

We have no outstanding equity securities.

Item 13. Certain Relationships and Related Transactions.

Distributions to the Tribe were $7.6 million, $54.9 million and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Under the Indenture, we currently are permitted to make payments of up to $500,000 per month to the Tribe as well as certain other payments which are also included within the definition of “Permitted Payments.” In 2004, we distributed to the Tribe as a Permitted Payment, $783,116 in an effort to purchase a parcel of land for our use.

In May 2002, the Tribe entered into an agreement with Swinerton Builders for the construction of what is now the Casino for a guaranteed maximum price of $27.0 million. The scope of that contract has subsequently been amended by change order to include stabilization of the Dry Creek Rancheria hillside located above the completed River Rock Casino project, construction of new roadways and improvements to existing roadways on the Dry Creek Rancheria which provide access to the Casino, other tribal improvements on the Dry Creek Rancheria and construction of infrastructure improvements on the Dry Creek Rancheria. The guaranteed maximum price of the contract has been amended to be approximately $30.2 million. Pursuant to the contract, we have made payments on behalf of the Tribe to Swinerton Builders of approximately $28.7 million through December 31, 2004.

Prior to the Notes Offering, the Tribe incurred $3.5 million of construction costs, primarily consisting of payments to Swinerton. We have agreed to reimburse those costs to the Tribe. Through December 31, 2004, we reimbursed $0.8 million of this amount and plan to reimburse the balance to the Tribe. The timing of this additional reimbursement has not been determined and it may be paid in installments rather than paid as a lump sum.

The Tribe has, or currently intends to, enter into contracts with various design, engineering and testing consultants to perform geotechnical engineering, geological services, civil engineering, traffic planning and engineering services, wastewater disposal evaluation and geotechnical investigation services, land surveying and civil engineering design services, landscape architectural design services, and construction testing and inspecting services that will benefit the Casino. We intend to make payments under these contracts on behalf of the Tribe. Through December 31, 2004, we have made payments of approximately $5.5 million pursuant to such design, engineering and testing contracts.

Back to Index

The Tribe enacted a tribal gaming ordinance in April 1997 which, among other matters, created and established the TGA as a governmental subdivision of the Tribe. The TGA is responsible for the regulation of all gaming activities conducted by the Tribe or us on tribal lands.We pay for various expenses of the TGA (gaming commission expense), surveillance, plant operations, human resource, purchasing and warehousing. These departments are operated by the Tribe. These expenses include but are not limited to payroll and related expenses, legal and other operational expenses. These expenses were $4.9 million for FY 2004. The Authority paid for various expenses for the TGA in 2003. These expenses were $2.9 million for FY 2003. With the exception of the gaming commission expense, these expenses were recorded as part of selling, general and administrative expenses.

The Tribe is obligated to remit certain fees to the CGCC on a quarterly basis for inclusion in the RSTF. The RSTF is for the benefit of tribes that have no or limited gaming. We pay these fees on behalf of the Tribe. Compact revenue sharing trust fund expense remained the same at $1.3 million for FY 2004 and FY 2003 in each year. Compact revenue sharing trust fund expense includes payments associated with operating 1,600 gaming devices. These fees became payable by the Tribe when we commenced operations in September 2002 and are based on the number of our gaming device licenses. Compact revenue sharing trust fund expense includes payments to the RSTF as required by our Compact with the State of California.

We have pledged on behalf of the Tribe to make a cash gift to the Geyserville Unified School District in the amount of $1.2 million to be provided in equal parts during each of the 2003 through 2007 school years. The cash donation to the school district is a gift and not part of any revenue sharing agreement with state or local government.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for FY 2004 and FY 2003 and the aggregate fees billed for audit-related services and all other services rendered by Deloitte & Touche LLP for FY 2004 and FY 2003.

	Fiscal Year 2004	Fiscal Year 2003

Audit Fees	$217,000	$235,900
Audit-Related Fees	—	—
All Other Fees	$23,445	$21,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with statutory and regulatory filings or engagements for those fiscal years.

The category of “Audit-related fees” includes aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Authority’s financial statements.

The category of “All Other Fees” includes aggregate fees billed in each of the last two fiscal years which are not covered by the above categories.

All above audit services were pre-approved by the TGA, which, under the Compact, has responsibility for ensuring that the audit is performed. The TGA concluded that the provision of such services by Deloitte & Touche LLP was compatible with the maintenance of that firm’s independence in the conduct of auditing functions. The TGA’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

Back to Index

PART IV

Item 15. Exhibits, Financial Statement Schedules.

A. Financial Statements

(a) Documents filed as part of this report.

1. The following financial statements of the Authority and the Report of Deloitte & Touche LLP, independent registered public accounting firm appear on pages 38 through 49 of this Form 10-K and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Balance Sheets of the River Rock Entertainment Authority as of December 31, 2004 and 2003

Statements of Revenues, Expenses and Changes in Fund Deficit for the Years Ended December 31, 2004, 2003 and 2002

Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Financial Statements for the Years Ended December 31, 2004, 2003 and 2002

2. List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of exhibits required by Item 601 of Regulation S-K. See part (c) below.

(b) Reports on Form 8-K. The following current reports were filed on Form 8-K for the year ended December 31, 2004:

Current Report on Form 8-K filed on September 15, 2004.

Current Report on Form 8-K filed on November 26, 2004.

Current Report on Form 8-K filed on December 15, 2004.

B. Exhibits.

The exhibits to this Form 10-K are listed on the exhibit index, which appears elsewhere herein and is incorporated herein by reference.

Back to Index

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Dry Creek Rancheria Band of Pomo Indians Ordinance No. 03-10-25-003 setting forth the River Rock Entertainment Authority Act of 2003 (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4 (the “Form S-4”), filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

3.2	Dry Creek Rancheria Band of Pomo Indians Tribal Council Resolution No. 03-10-25-002 (the River Rock Entertainment Authority and Bond Resolution Act) approving, among other things, creation of the River Rock Entertainment Authority (filed as Exhibit 3.2 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

3.3	Dry Creek Rancheria Band of Pomo Indians Ordinance No. 97-08-04, as amended October 25, 2003, authorizing and regulating gaming on the Dry Creek Indian Rancheria (filed as Exhibit 3.3 to the Form S-4, and incorporated by reference herein)

4.1	Indenture, dated as of November 7, 2003, by and among the Authority, the Tribe and U.S. Bank National Association, as trustee (the “Trustee”), together with the Exhibits attached thereto (filed as Exhibit 4.1 to the Form S-4, and incorporated by reference herein)

4.2	Form of Global 9 ¾% Senior Note due 2011 (contained in the Indenture filed as Exhibit 4.1 herewith) (filed as Exhibit 4.2 to the Form S-4, and incorporated by reference herein)

4.3	Registration Rights Agreement, dated as of November 7, 2003, by and between the Authority and the Initial Purchaser (filed as Exhibit 4.3 to the Form S-4, and incorporated by reference herein)

4.4	Intercreditor Agreement, dated as of November 7, 2003, by and among the Trustee, Dry Creek Casino, LLC, the Authority and the Tribe (filed as Exhibit 4.4 to the Form S-4, and incorporated by reference herein)

10.1	Tribal-State Compact between the Dry Creek Rancheria Band of Pomo Indians and the State of California, effective May 2000 (filed as Exhibit 10.1 to the Form S-4, and incorporated by reference herein)

10.2	Cash Collateral and Disbursement Agreement, dated as of November 7, 2003 (the “Cash Collateral Agreement”), by and among the Trustee, U.S. Bank National Association, as USB disbursement agent, Wells Fargo Bank, N.A., as disbursement agent, Merritt & Harris, Inc., as independent construction consultant, the Authority and the Tribe (filed as Exhibit 10.2 to the Form S-4, and incorporated by reference herein)

10.3	Amendment No. 1 to Cash Collateral Agreement, dated as of November 17, 2003, by and among the Trustee, U.S. Bank National Association, as USB disbursement agent, Wells Fargo Bank, N.A., as disbursement agent, Merritt & Harris, Inc., as independent construction consultant, the Authority and the Tribe (filed as Exhibit 10.3 to the Form S-4, and incorporated by reference herein)

10.4	U.S. Bank National Association Control Agreement, dated as of November 7, 2003, by and among the Trustee, U.S. Bank National Association, as disbursement agent, securities intermediary and depository bank, the Authority and the Tribe (filed as Exhibit 10.4 to the Form S-4, and incorporated by reference herein)

10.5	Wells Fargo Bank, N.A. Control Agreement, dated as of November 7, 2003, by and among the Trustee, Wells Fargo Bank, N.A., as depository bank, the Authority and the Tribe (filed as Exhibit 10.5 to the Form S-4, and incorporated by reference herein)

10.6	Wells Fargo Bank, N.A. side letter dated December 1, 2003, from Wells Fargo Bank, N.A. to the Trustee (filed as Exhibit 10.6 to the Form S-4, and incorporated by reference herein)

10.7	Pledge and Security Agreement, dated as of November 7, 2003, by and among the Authority, the Tribe and the Trustee (filed as Exhibit 10.7 the Form S-4, and incorporated by reference herein)

Back to Index

10.8	Development and Loan Agreement, dated as of August 26, 2001, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.8 to the Form S-4, and incorporated by reference herein)

10.9	First Amendment to the Development and Loan Agreement, dated as of April 29, 2002, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.9 to the Form S-4, and incorporated by reference herein)

10.10	Second Amendment to Development and Loan Agreement, dated as of February 19, 2003, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.10 to the Form S-4, and incorporated by reference herein)

10.11	Third Amendment to Development and Loan Agreement, dated as of May 29, 2003, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.11 to the Form S-4, and incorporated by reference herein)

10.12	Fourth Amendment to Development and Loan Agreement, dated as of October 9, 2003, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.12 to the Form S-4, and incorporated by reference herein)

10.13	Fifth Amendment to Development and Loan Agreement, dated as of October 9, 2003 by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.13 to the Form S-4, and incorporated by reference herein)

10.14	Sixth Amendment to Development and Loan Agreement, dated as of November 7, 2003, by and between the Authority and Dry Creek Casino, LLC (filed as Exhibit 10.14 to the Form S-4, and incorporated by reference herein)

10.15	Employment Agreement, dated as of December 9, 2004, by and between the Tribe and Douglas Searle (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on December 15, 2004, and incorporated by reference herein)

10.16	Employment Agreement, dated as of October 14, 2002, by and between the Tribe and Norman Runyan (filed as Exhibit 10.16 to the Form S-4, and incorporated by reference herein)

10.17	Agreement, dated as of May 28, 2003, by and between the Tribe and FFKR Architects/Planners II (filed as Exhibit 10.17 to the Form S-4, and incorporated by reference herein)

10.18	Agreement, dated as of October 2, 2003, by and between the Tribe and FFKR Architects/Planners II (filed as Exhibit 10.18 the Form S-4, and incorporated by reference herein)

10.19	Agreement, dated as of April 1, 2004, by and between the Authority and Swinerton Builders (filed as Exhibit 10.19 to the Form S-4, and incorporated by reference herein)

10.20	Lease Agreement, dated as of May 30, 2002, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.20 to the Form S-4, and incorporated by reference herein)

10.21	Amendment No. 1 to Lease Agreement, dated as of February 26, 2004, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.21 to the Form S-4, and incorporated by reference herein)

10.22	Dry Creek Casino, LLC Amended and Restated Limited Recourse Promissory Note, dated November 7, 2003, by and among the Authority and Dry Creek Casino, LLC (filed as Exhibit 10.22 to the Form S-4, and incorporated by reference herein)

10.23	Purchase Agreement, dated as of November 4, 2003, by and between the Authority and CIBC World Markets Corp. (the “Initial Purchaser”) (filed as Exhibit 1.1 to the Form S-4, and incorporated by reference herein)

Back to Index

31.1	Certification by Douglas Searle, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Yuan Fang (Yvonne) Mao, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

32.1*	Certification by Douglas Searle, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification by Yuan Fang (Yvonne) Mao, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of River Rock Entertainment Authority whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant has not sent an annual report or proxy statement to security holders. The registrant will not be sending an annual report or proxy statement to its security holders subsequent to the filing of this Form 10-K.

Back to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of River Rock Entertainment Authority

We have audited the accompanying balance sheets of the River Rock Entertainment Authority (the “Authority”) (a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians (the “Tribe”)) as of December 31, 2004 and 2003, and the related statements of revenue, expenses and changes in fund deficit and of cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Authority’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Authority is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Authority’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the River Rock Entertainment Authority as of December 31, 2004 and 2003, and the revenue and expenditures and changes in fund deficit and the cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

River Rock Entertainment Authority is an unincorporated instrumentality of the Tribe and is not a separate legal entity. These financial statements reflect the financial position of the River Rock Entertainment Authority, its revenues and expenditures and changes in net assets and its cash flows and do not purport to represent the financial position and activity of the Tribe as a whole.

Las Vegas, Nevada
March 24, 2005

Back to Index

RIVER ROCK ENTERTAINMENT AUTHORITY (A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

ASSETS	2004	2003

CURRENT ASSETS:
Cash and cash equivalents	$18,618,826	$16,897,644
Restricted cash-current	11,516,316	13,304,106
Accounts receivable	53,796	106,748
Inventories	383,411	149,401
Prepaid expenses and other current assets	773,831	882,933

Total current assets	31,346,180	31,340,832

RESTRICTED CASH-Net of Current	4,685,405	56,762,374

PROPERTY AND EQUIPMENT:
Buildings, land and building improvements	118,941,344	40,345,177
Furniture, fixtures and equipment	22,946,294	20,512,559

Accumulated depreciation	(10,952,816)	(4,610,859)
Construction in progress	379,576	17,965,694

Property and equipment-net	131,314,398	74,212,571

DEPOSITS AND OTHER ASSETS	7,466,553	7,864,059

TOTAL ASSETS	$174,812,536	$170,179,836

LIABILITIES AND FUND DEFICIT

CURRENT LIABILITIES:
Accounts payable:
Trade	$3,398,174	$6,185,353
Construction	4,091,862	3,285,658
Accrued liabilities	6,579,878	5,634,797
Current maturities of long-term debt	10,441,139	10,018,448

Total current liabilities	24,511,053	25,124,256

LONG-TERM DEBT – net of current maturities	197,822,725	197,410,354

Total long-term liabilities	197,822,725	197,410,354

FUND DEFICIT
Invested in capital assets-net of related debt	(77,373,777)	(133,216,231)
Restricted for capital projects	16,201,721	70,066,480
Unrestricted	13,650,814	10,794,977

Total Fund Deficit	(47,521,242)	(52,354,774)

TOTAL LIABILITIES AND FUND DEFICIT	$174,812,536	$170,179,836

The accompanying notes are an integral part of these audited financial statements.

Back to Index

RIVER ROCK ENTERTAINMENT AUTHORITY (A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN FUND DEFICIT YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

REVENUES:

Casino	$104,024,121	$67,127,442	$4,614,553
Food, beverage & retail	5,380,719	2,927,235	—
Other	575,527	379,637	21,860

Gross revenues	109,980,367	70,434,314	4,636,413
Promotional allowance	(2,434,245)	(1,140,934)	—

Net revenues	107,546,122	69,293,380	4,636,413

OPERATING EXPENSES:
Casino	19,499,256	12,753,144	657,007
Food, beverage & retail	4,704,482	3,262,026	62,987
Selling, general and administrative	39,267,392	28,046,357	3,146,876
Depreciation	6,390,396	4,391,461	219,398
Pre-opening costs	—	—	1,898,883
Credit enhancement fee	5,111,747	2,249,349	—
Gaming commission expense	1,780,194	1,434,835	422,443
Compact revenue sharing trust fund	1,335,000	1,335,000	1,335,000

Total Operating expenses	78,088,467	53,472,172	7,742,594

INCOME (LOSS) FROM OPERATIONS	29,457,655	15,821,208	(3,106,181)

OTHER EXPENSE-Net
Interest expense	(17,446,237)	(7,063,781)	(68,354)
Interest income	498,905	108,417	—
Gain (Loss) on sale of assets	(62,577)	—	—
Other expense	(1,098)	(1,078)	—

Other expense-net	(17,011,007)	(6,956,442)	(68,354)

INCOME (LOSS) BEFORE DISTRIBUTIONS TO TRIBE	12,446,648	8,864,766	(3,174,535)

DISTRIBUTIONS TO TRIBE
Sonoma Falls Settlement	—	(50,000,000)	—
Other	(7,613,116)	(4,883,130)	(960,461)

NET INCOME (LOSS) AFTER DISTRIBUTIONS TO TRIBE	4,833,532	(46,018,364)	(4,134,996)
FUND DEFICIT-Beginning of period	(52,354,774)	(6,336,410)	(2,201,414)

FUND DEFICIT-End of period	$(47,521,242)	$(52,354,774)	$(6,336,410)

The accompanying notes are an integral part of these audited financial statements.

Back to Index

RIVER ROCK ENTERTAINMENT AUTHORITY (A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$107,530,073	$69,196,821	$4,614,553
Cash paid for salaries and benefits	(26,769,492)	(17,570,561)	(1,523,051)
Cash paid to suppliers	(40,799,089)	(23,215,820)	(1,620,919)
Cash paid for compact revenue sharing trust fund	(1,335,000)	(1,668,750)	(1,280,747)

Net cash provided by operating activities	38,626,492	26,741,690	189,836

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Proceeds from long-term financing	—	213,161,513	28,597,585
Payments of long-term debt	(192,757)	(48,070,104)	—
Payment for loan costs	—	(10,370,324)	(750,000)
Purchases of property and equipment	(57,740,761)	(35,511,251)	(24,357,586)
Change in restricted cash	53,864,759	(68,254,876)	(1,811,604)
Interest paid	(20,365,153)	(4,178,849)	(469)
Credit enhancement fee	(4,633,756)	(2,290,106)	—
Proceeds from sale of assets	122,580	—	—
Other	(347,106)	(319,087)	(35,133)

Net cash provided by (used in) capital and related financing activities	(29,292,194)	44,166,916	1,642,793

CASH FLOW FROM NON-CAPITAL FINANCING ACTIVITIES-Distributions to Tribe	(7,613,116)	(54,883,130)	(960,461)

CHANGE IN CASH AND CASH EQUIVALENTS	1,721,182	16,025,476	872,168

CASH AND CASH EQUIVALENTS, Beginning of the period	16,897,644	872,168	—

CASH AND CASH EQUIVALENTS, End of the period	$18,618,826	$16,897,644	$872,168

RECONCILIATION OF INCOME BEFORE DISTRIBUTIONS TO TRIBE TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Income before Distributions to Tribe	$12,446,648	$8,864,766	$(3,174,535)

Adjustments to reconcile operating income to net cash
provided by operating activities:
Depreciation	6,390,396	4,391,461	219,398
Interest Expense, net	17,447,237	7,063,781	68,354
Credit enhancement fee	5,111,747	2,338,069	—
Loss on sale of assets	62,577	—	—
Changes in operating assets and liabilities:
Accounts receivable	52,952	(96,559)	(10,189)
Inventories	(234,010)	(144,598)	(4,803)
Prepaid expenses and other current assets	109,102	(853,386)	(29,547)
Accounts payable-trade	(2,787,179)	4,378,117	1,807,236
Accrued liabilities	27,022	800,039	1,313,922

Total adjustments	26,179,844	17,876,924	3,364,371

NET CASH PROVIDED BY OPERATING ACTIVITIES	$38,626,492	$26,741,690	$189,836

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:
Acquisition of property and equipment through third party financing	$690,566	$4,791,382	$9,388,804
Acquisition of property and equipment through accounts payable construction	4,091,862	373,293	2,912,365
Capitalized interest included in purchases of property and equipment paid with notes	4,439,849	1,488,749	1,171,233

The accompanying notes are an integral part of these audited financial statements.

Back to Index

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2003 and 2004

1.      DESCRIPTION OF BUSINESS

     River Rock Entertainment Authority (the “Authority”) is a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians (the “Tribe”), a federally recognized Indian tribe. River Rock Casino (the “Casino”) is a governmental development project of the Authority. The Casino offers Class III gaming (as defined by the Indian Gaming Regulatory Act) on tribal land located in Geyserville, California. The legal authority for gaming machines and table games is provided by the Tribe’s gaming compact with the State of California (the “Compact”), which was entered into in September 1999 and became effective upon approval by the Secretary of Interior on May 5, 2000.

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

     The Authority operates as a separate, wholly owned operating unit of the Tribe and is not a separate legal entity. These financial statements reflect the financial position and activity of only the Authority and do not purport to represent the financial position and activity of the Tribe. The Authority operates its business as one gaming property.

     The Authority is in the initial stages of full-scale operations. Income before distributions to Tribe was $12,446,648 for the year ended December 31, 2004. A fund deficit of $47,521,242 exists as of December 31, 2004. The Authority’s current assets exceeded its current liabilities by $6,835,127. On November 7, 2003, the Authority issued $200,000,000 in 9¾% Senior Notes, due 2011 (the “Notes”), and used a portion of the proceeds to reduce current payables, accruals and debt. The Authority’s ability to fund future debt service payments is dependent upon the success of the Casino. Management believes that the full-scale casino will attract sufficient patronage levels and continue to produce sufficient cash flow to repay its indebtedness. On December 29, 2004, the Authority reached its substantial completion of the construction of the enhanced parking structure.

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

Back to Index

     New Accounting Pronouncements–In June 1997, GASB issued Statement No. 34, Basic Financial Statements–and Management’s Discussion and Analysis–for State and Local Governments, which became effective for the Authority for the year ending December 31, 2004. The statement modified the reporting requirements for basic financial statements and the required supplementary information for general-purpose governments. In June 2001, GASB also issued Statement No. 37, Basic Financial Statements–and Management’s Discussion and Analysis–for State and Local Governments: Omnibus, and Statement No. 38, Certain Financial Statement Disclosures. These also became effective for the fiscal year ending December 31, 2004. The adoption of these statements on the financial statements did not have a material impact on the financial statements of the Authority.

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

     In November 2003, the GASB issued Statement No. 42, Accounting and Financial Reporting for Impairment of Capital Assets and for Insurance Recoveries, effective for periods beginning after December 15, 2004. Earlier application was encouraged. This statement established accounting and financial reporting standards for impairment of capital assets. This statement also clarified and established accounting requirements for insurance recoveries. The adoption of these statements on the financial statements will not have a material impact on the financial statements of the Authority.

     Use of Estimates–The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Restricted Cash–Restricted cash consists of estimated construction expenses for three parking structures, related infrastructure improvements and construction contingencies. Restricted Cash also includes funds that are reserved for additional construction contingencies and the funds necessary to develop an approximately 18-acre parcel of land adjacent to the Tribe’s reservation, which is expected to be used primarily to build an additional access road to the Tribe’s reservation. These funds are held in escrow accounts which are restricted for authorized construction disbursements. These escrow accounts are invested in Certificates of Deposit, which generate interest on a monthly basis. The FDIC has insured $100,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow account. Restricted cash was $16,201,721 and $70,066,480 at December 31, 2004 and December 31, 2003, respectively.

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

Back to Index

     Capitalized Interest–The interest cost associated with major development and construction projects is capitalized and included in the cost of the Authority. Capitalization of interest ceases when the project is substantially complete or development activity is suspended. Capitalized interest for the twelve-months ended December 31, 2004, 2003 and 2002 was $4,439,849, $1,488,749 and $1,172,664, respectively.

     Deposits and Other Assets– As of December 31, 2004 and December 31, 2003, deposits and other assets include $6,983,920 and $7,728,532 in unamortized loan costs related to the issuance of the Notes. Deferred loan costs are amortized to interest expense over the term of the related financial arrangement.

     Accrued Liabilities–Accrued liabilities consist of accrued interest, accrued payroll, accrued credit enhancement fee, capital leases payable and other accrued liabilities.

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

     Food, Beverage and Retail–The Authority recognizes as food, beverage and retail revenues the proceeds from its food, beverage and gift shop sales. Food and beverages were distributed freely within the Authority during the first half of 2003. The Authority continues to distribute beverages freely in the gaming area.

     Other Revenues–Other revenues are comprised of commissions on ATM, vending machine transactions and license revenues.

     Promotional Allowances–The retail value of food and beverages provided to customers without charge is included in gross revenues and then deducted as promotional allowances. The redemption of cash incentives earned by the player’s club members is also recorded as promotional allowances. The estimated costs of providing complimentary services are recorded as casino expenses. The cost of such services for the year ended December 31, 2004 and 2003 were $3,878,262 and $2,083,499, respectively. There was no promotional allowance in 2002.

     Food and Beverage Costs–Food and beverage costs include costs associated with food and beverage operations excluding amount classified as casino expenses.

     Advertising Costs–Advertising costs are expensed the first time advertising takes place. Advertising costs were $4,972,275, $2,101,504 and $70,502 for the years ended December 31, 2004, 2003 and 2002, respectively.

     Income Taxes–As a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian tribe, the Authority is a nontaxable entity for purposes of federal and state income taxes.

     Distributions to Tribe–Distributions to Tribe are made up of a stated draw amount and permitted payments and they are included in the statement of revenues, expenses and changes in fund deficit as distributions to Tribe. The stated Tribal draw was $500,000 per month starting in January 2004. The Authority has also distributed $783,116 to the Tribe in 2004 in an effort to purchase a parcel of land for the use of the Authority. In addition the Authority distributed $830,000 to the Tribe in 2004 as part of reimbursement for construction costs incurred by the Tribe prior to the formation of the Authority. In addition, the Authority plans to distribute to the Tribe an additional $2.64 million as reimbursements for construction costs incurred by the Tribe prior to the formation of the Authority. The timing of this additional distribution has not been determined and it may be paid in installments rather than paid as a lump sum. The total distributions to the Tribe were $7,613,116 for the year ended December 31, 2004. The total distributions to the Tribe were $54,883,130 for the year ended December 31, 2003, which included $50,000,000 for the settlement of the Sonoma Falls litigation. Distribution to Tribe was $960,461 for the year ended December 31, 2002.

Back to Index

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

     The Authority paid for various expenses for the Tribal Gaming Commission (gaming commission expense), surveillance, plant operations, human resource, purchasing and warehousing in 2004. These departments are operated by the Tribe. Such expenses include but are not limited to payroll and related expenses, legal and other operational expenses. These expenses were $4,935,080 for the year ended December 31, 2004. The Authority paid for various expenses for the Tribal Gaming Commission in 2003. These expenses were $2,939,153 for year ended December 31, 2003. With the exception of the gaming commission expense, these expenses were recorded as part of selling, general and administrative expenses. In year 2002, the Authority paid $615,416 for various expenses for the Tribal Gaming Commission and Surveillance.

5.      DEVELOPMENT AND LOAN AGREEMENT

     The Tribe entered into a Development and Loan Agreement with Dry Creek Casino, LLC (“DCC”) on August 26, 2001, which has been amended from time to time (as amended, the “Development Agreement”). The Development Agreement required DCC to: (1) use its best efforts to arrange for the Tribe to receive loan proceeds in the amount of $23,000,000 for construction of the Casino; (2) advance specified amounts to the Tribe to fund tribal government relocation, housing and costs; and (3) fund additional advances to the Tribe to assist in the development of the Casino and to cover other costs of construction not related to the loan. On November 7, 2003, the Authority refinanced $22,600,000 of the $32,600,000 principal amount of the development loan. As of December 31, 2004, the outstanding debt related to the Development Agreement was $10,000,000, evidenced by a note (“DCC Note”) which is subordinated to the Notes. Funds designated to repay this debt are included in restricted cash in a construction escrow fund and will first be used to cover construction cost overruns. The Authority plans to use operating cash flow to cover existing construction cost overruns and use the remaining cash in the construction escrow fund to repay the DCC Note.

     In addition to its obligations to repay the loan and advances specified in the Development Agreement, in consideration of DCC’s providing credit enhancement and other services under the Development Agreement, the Authority is obligated to pay DCC a Credit Enhancement Fee. The credit enhancement fee is defined as 20% of the Authority’s net income before distributions to the Tribe plus depreciation. On November 7, 2003, the Authority and DCC entered into the Sixth Amendment to the Development and Loan Agreement, which modified the credit enhancement fee calculation so that operating expenses shall not include interest expense on $25,000,000 principal amount of the Notes. The credit enhancement fee is required to be paid monthly for a period of five years commencing on June 1, 2003. The credit enhancement fee for the year ended December 31, 2004 was $5,111,747. The credit enhancement fee for the year ended December 31, 2003 was $2,249,349.

     The Authority has the right to terminate the Development Agreement by exercising a buy-out option on or after June 1, 2006 (the “Buy-Out Option”). If exercised, the Authority is obligated to pay all amounts outstanding with respect to financing, including outstanding development advances and accrued interest plus an amount determined by multiplying the average monthly credit enhancement fee earned during the 12-month period immediately preceding the month the Buy-Out Option is exercised, by the number of months remaining in the five-year term (the “Remaining Term”). The buy-out fee would be required to be paid in equal monthly installments of principal plus interest at the rate of 12% per annum, on the 15th day of each month over a period equal to the Remaining Term.

Back to Index

6.	CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of December 31,
	2004	2003

Operating accounts	$10,411,029	$14,639,349
Short term investments	4,999,800	—
Cash on hand	3,207,997	2,258,295

Cash and cash equivalents	18,618,826	16,897,644
Restricted cash	16,201,721	70,066,480

Total cash and cash equivalents and restricted cash	$34,820,547	$86,964,124

     The Authority’s cash in banks and cash equivalents (the “investments”) are categorized by level of credit risk assumed by the Authority. Category 1 includes investments that are insured or registered or for which the investments are held by the Authority or its agent in the Authority’s name. Category 2 includes uninsured and unregistered investments for which the investments are held by the counterparty’s trust department or agent in the Authority’s name. Category 3 includes uninsured and unregistered investments for which the investments are held by the counterparty’s agent but not in the Authority’s name. At December 31, 2004, there is $300,000 in Category 1 investments, and $10,211,029 cash in bank and $4,999,800 in short term investments in Category 2 investments and $16,101,721 restricted cash in bank over the FDIC insurance limits, which are Category 3 investments.

7.      PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 and December 31, 2003 consisted of the following:

	Balance, December 31, 2003	Additions	Dispositions	Transfers	Balance, December 31, 2004

Buildings, land and
Building improvements	$40,345,177	$2,499,990	$—	$76,096,177	$118,941,344
Furniture, fixtures
and equipment	20,512,559	2,667,331	(233,596)	—	22,946,294
Less accumulated
depreciation	(4,610,859)	(6,390,380)	48,423	—	(10,952,816)

	56,246,877	(1,223,059)	(185,173)	76,096,177	130,934,822
Construction in
progress	17,965,694	58,510,059	—	(76,096,177)	379,576

Property and
equipment–net	$74,212,571	$57,287,000	$(185,173)	$—	$131,314,398

     Construction in progress consists of payments to various construction vendors related to the Authority’s improvements, stabilization of the hillside bordering the parking garage and parking garage construction. Substantially all of the Authority’s property is pledged as collateral to secure its debt.

     The Authority has $670,000 in capital lease assets with related accumulated depreciation is $44,667 as of December 31, 2004.

Back to Index

8.	ACCRUED LIABILITIES
Accrued liabilities consist of the following as of December 31,
	2004	2003

Accrued in-house progressive slot jackpots	$1,031,468	$1,057,882
Accrued payroll and related benefits	1,620,177	1,114,425
Accrued interest	3,325,000	2,884,932
Compact revenue sharing trust fund (Note 12)	—	333,750
Accrued credit enhancement fees	389,271	—
Accrued other expenses	213,962	243,808

Total accrued liabilities	$6,579,878	$5,634,797

9.      LONG-TERM DEBT

Long-term debt consisted of the following as of December 31,
	2004	2003

Notes, net of original issue discount of $2,304,539
and $2,641,792, Due 2011	$197,695,461	$197,358,208
DCC Subordinated Note	10,000,000	10,000,000
Vehicle Note	63,768	70,594
Capital leases payable	504,635	—

Total long-term debt	208,263,864	207,428,802
Less current portion	(10,441,139)	(10,018,448)

Total long-term debt – net of current maturities	$197,822,725	$197,410,354

Maturity Schedule – Annual requirements to retire long-term debt at December 31, 2004:
	Principal	Interest	Total

2005	$10,441,139	$19,573,007	$30,014,146
2006	37,475	19,506,528	$19,544,003
2007	38,654	19,504,447	$19,543,101
2008	32,517	19,502,392	$19,534,909
Thereafter	200,018,618	58,502,901	$258,521,519

	$210,568,403	$136,589,275	$347,157,678

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

Back to Index

     On April 29, 2002, the Tribe borrowed $15,000,000 from DCC. The loan is evidenced by a promissory note bearing an interest rate of 12% per annum. In accordance with the Development Agreement, accrued interest on the promissory note was converted to principal through March 31, 2003. Payments on the promissory note commenced on June 1, 2003. The promissory note matures on May 1, 2007. On February 19, 2003, the Development Agreement dated April 29, 2002, the promissory note and the authority funding and loan agreement were amended to provide an additional advance of $8,000,000, bearing an interest rate of 12% per annum, with principal payments commencing on June 1, 2003. On November 7, 2003, the Authority refinanced $22,600,000 of the $32,600,000 principal amount of the DCC Development Loan from the Notes proceeds. As of December 31, 2003, the outstanding debt related to the Development Agreement was $10,000,000, which is in the form of a subordinated note and bears an interest rate of 9% per annum payable by the 15th of every month. The Tribe paid $250,000 to DCC to compensate for the interest difference. On November 7, 2003, the Tribe and DCC entered into an Intercreditor Agreement pursuant to which the DCC Note is subordinated to the Notes. The Authority is required to prepay the DCC Note with the remaining balance of restricted cash in a construction escrow fund that will first be used to cover construction cost overruns. The Authority plans to use the construction escrow fund to cover existing construction cost overruns. To the extent the DCC Note is not paid off fully from balances in the construction escrow account, the balance of such DCC Note will mature on September 1, 2007. The Authority plans to use operating cash flow to cover existing construction cost overruns and use the remaining cash in the construction escrow fund to repay the DCC Note.

     Fair Value–The Authority’s long-term debt is recorded at an amortized historical cost basis. The fair value of long-term debt was $223,000,000 at December 31, 2004.

10.	LEASES

     The Authority leases a sprung structure, which is accounted for as an operating lease. The annual lease expense was $511,476 for the years ended December 31, 2004, 2003 and 2002. The lease has been renewed annually with annual payments of $511,476. The Authority last renewed the lease agreement through August 17, 2005. The Authority expects to renew the lease agreement. At the end of the lease term, at the Authority’s option, 100% of the first four lease payments or, if all such payments have been timely made, 40% of the last 24 lease payments will be credited towards the $1.5 million purchase price, which would result in a purchase price of $1.1 million, assuming all 24 lease payments are timely made. The option may be exercised by payment of the full purchase price, less the applicable credit, on or before the expiration of the lease agreement.

      On October 1, 2003, the Tribe entered into a five year operating lease agreement for office and warehouse space to replace existing facilities. The Authority utilizes a portion of the space and reimburses the Tribe lease fees allocated based on the square footages utilized. In 2004, the Authority reimbursed the Tribe such lease fees in the amount of $379,145 and $128,188 in 2003.

     On September 1, 2004, the Authority entered into a five year capital lease to purchase two licenses to operate three-card poker tables in the amount of $120,000. The capital lease is at 7.25% interest with monthly lease fees of $2,390 and a $1 buyout at the end of the lease term, expiring August 31, 2009.

     On September 1, 2004, the Authority entered into a twelve month capital lease to purchase two generators in the amount of $550,000. The capital lease is at 24.3% implied interest with monthly payments of $56,975 and a $1 buyout at the end of the lease term, expiring August 31, 2005.

     Lease expense for the year ended December 31, 2004 was $1,333,664 and is included in selling, general and administrative expenses in the accompanying statement of revenues, expenses and changes in fund deficit. Expected remaining payments under operating leases are $897,921, $570,166, $573,575, $433,472 and $0 for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 respectively. Expected remaining payments under capital leases are $412,524, $22,753, $24,457, $26,289 and $18,612 for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 respectively.

11.	LEGAL MATTERS

     Sonoma County Fire Marshal Inspection Case– On October 7, 2002, the Sonoma County Fire Chief filed an application in Sonoma County Superior Court for an inspection warrant to allow him to inspect the Tribe’s reservation, including the Casino. The Tribe removed the case to federal court. The Tribe has argued that there is no basis for the County Fire Chief to assert jurisdiction over the Tribe’s lands, which are owned in trust by the United States of America for the Tribe’s benefit, and are governed by tribal and federal law and the Compact.

Back to Index

     On December 9, 2004, the Court entered an order granting in part and denying in part the Tribe’s motion to dismiss for failure to state a claim and denying the County’s motion for summary judgment. The order reaffirmed the Court’s prior ruling that Public Law 280 does not authorize the County Fire Chief to inspect the Tribe’s reservation or Casino. On March 1, 2005, the Court issued an Order granting in part and denying in part the Tribe’s motion to dismiss for failure to join necessary and indispensable parties, holding that United States of America is an indispensable party as to the road that provides ingress and egress to the Tribe’s reservation from the public highway. The Tribe has filed a summary judgment motion, presently set to be heard on April 8, 2005.

     Artichoke Joe’s California Grand Authority–A federal lawsuit, Artichoke Joe’s California Grand Authority, et al. v. Norton, et al., filed on February 7, 2001, challenged the validity of the amendment to the California Constitution that permits slot machine and banking card gaming to Indian tribes that have entered into compacts with the State of California and of all compacts, including the Tribe’s, that have been entered into based on that amendment. The action was brought by a number of private card rooms and two charities. The primary issues raised by the action were whether the compacts and the constitutional provision that authorizes them are consistent with IGRA and the Equal Protection and Due Process clauses of the United States Constitution. On July 7, 2002, the federal district court rejected the plaintiffs’ claims and upheld the validity of California’s compacts and the related State constitutional amendment. The decision has been affirmed by the Ninth Circuit Court of Appeals. Plaintiffs petitioned for rehearing and rehearing en banc, both of which were denied. Plaintiffs’ filed their petition for certiorari and the respondents’ oppositions were filed in August, 2004. In October, 2004 the United States Supreme Court declined to grant certiorari and reverse. Plaintiffs have exhausted their judicial remedies.

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

     The Compact requires the Authority to pay a quarterly fee to the revenue sharing trust fund, based on the number of licensed gaming machines operated by the Tribe. Revenue sharing trust fund fees assessed were $1,335,000 annually for the years ended December 31, 2004, 2003 and 2002.

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

     The Authority renewed an employment agreement on December 24, 2004 with Mr. Douglas Searle as the Chief Executive Officer of the Authority. This three year employment agreement provides for the payment to Mr. Searle of an initial annual base salary of $300,000, with 5% annual increases. Mr. Searle will also receive a fixed annual bonus equal to 15% of his annual base salary. In addition, Mr. Seale will be entitled to an annual discretionary bonus of up to 25% of his annual base salary based on various subjective criteria. If Mr. Searle’s employment is terminated for reasons other than cause, including death or disability, Mr. Searle will be entitled to his salary for three months and a bonus equal to 25% of his prior year’s bonus. Either party may terminate the agreement within 90 days written notice.

      The Tribe has an employment agreement with Mr. Norm Runyan to serve as the Chief Operating Officer of the casino. This three year employment agreement commenced in October 2002 provides Mr. Runyan an annual salary of $200,000 and a discretionary bonus, as determined by the Tribal Board, of not less than 7% and not more than 25% of his annual salary based on various criteria. If Mr. Runyan’s employment is terminated for other reasons set forth in the employment agreement including death or disability, Mr. Runyan would be entitled to his salary for three months. Either party may terminate the agreement with 60 days’ written notice.

     As discussed in Note 5, the Development and Loan Agreement between the Tribe and DCC contains a buy-out option which can only be enforced after June 1, 2006. The Authority has not determined if it will exercise the buy-out option.

     As of December 31, 2004, the Authority has entered into purchase commitments of $7,569,172 principally relating to construction of parking garages and related infrastructure improvements.

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2005.

RIVER ROCK ENTERTAINMENT AUTHORITY

By:	/s/ Harvey Hopkins
Name: Harvey Hopkins
Title: Chairperson

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of River Rock Entertainment Authority and in the capacities and on the dates indicated.

By: /s/ Harvey Hopkins
       Name: Harvey Hopkins
       Title: Chairperson, Member
       Date: March 25, 2005

By: /s/ Betty Arterberry
       Name: Betty Arterberry
       Title: Vice Chairperson
       Date: March 25, 2005

By: /s/ Margie Rojes
       Name: Margie Rojes
       Title: Secretary-Treasurer
       Date: March 25, 2005

By: /s/ Augusto (Gus) Pina
       Name: Augusto (Gus) Pina
       Title: Member
       Date: March 25, 2005

By: /s/ Bruce Smith
       Name: Bruce Smith
       Title: Member
       Date: March 25, 2005

By: /s/ Douglas Searle
       Name: Douglas Searle
       Title: Chief Executive Officer (Principal Executive Officer)
       Date: March 25, 2005

By: /s/ Yuan Fang (Yvonne) Mao
       Name: Yuan Fang (Yvonne) Mao
       Title: Chief Financial Officer (Principal Financial and Accounting Officer)
       Date: March 25, 2005