Form 10-Q
period 2005-03-31
River Rock Entertainment Authority
filed 2005-05-12
CIK 1288924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

_____________________________________

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2005
OR

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

Yes         No

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
INDEX TO FORM 10-Q

Back to Contents

CAUTIONARY STATEMENT

     Except for the historical financial information contained herein, the matters discussed in this report on Form 10-Q (as well as documents incorporated herein by reference) may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based upon current expectations that involve risks and uncertainties and include declarations regarding the intent, belief or current expectations of us and our management and may be signified by the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements, whether as a result of new information, future events, or otherwise. All discussion in this report should be read in conjunction with our financial statements and the accompanying notes contained in this report.

     References in this Form 10-Q to the “Authority” and the “Tribe” are to the River Rock Entertainment Authority and the Dry Creek Rancheria Band of Pomo Indians, respectively. The terms “we,” “us” and “our” refer to the Authority.

     Our key risks are described in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2005.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

BALANCE SHEETS
 (Unaudited)

	March 31, 2005	December 31, 2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,457,486	$18,618,826
Restricted cash-current	1,895,614	11,516,316
Accounts receivable	45,250	53,796
Inventories	383,194	383,411
Prepaid expenses and other current assets	762,121	773,831

Total current assets	18,543,665	31,346,180

RESTRICTED CASH-Net of Current	8,408,090	4,685,405

PROPERTY AND EQUIPMENT:
Buildings, land and building improvements	124,082,974	118,941,344
Furniture, fixtures and equipment	23,720,778	22,946,294

	147,803,752	141,887,638

Accumulated depreciation	(13,491,629)	(10,952,816)
Construction in progress	423,077	379,576

Property and equipment-net	134,735,200	131,314,398

DEPOSITS AND OTHER ASSETS	7,282,510	7,466,553

TOTAL ASSETS	$168,969,465	$174,812,536

LIABILITIES AND FUND DEFICIT

CURRENT LIABILITIES:
Accounts payable:
Trade	$2,225,157	$3,398,174
Construction	1,895,614	4,091,862
Accrued liabilities	11,721,355	6,579,878
Current maturities of long-term debt	350,244	10,441,139

Total current liabilities	16,192,370	24,511,053

LONG-TERM DEBT - net of current maturities	197,913,337	197,822,725

Total long term liabilities	197,913,337	197,822,725

FUND DEFICIT
Invested in capital assets-net of related debt	(63,528,381)	(77,373,777)
Restricted for capital projects	10,303,704	16,201,721
Unrestricted	8,088,435	13,650,814

Total Fund Deficit	(45,136,242)	(47,521,242)

TOTAL LIABILITIES AND FUND DEFICIT	$168,969,465	$174,812,536

The accompanying notes are an integral part of these unaudited financial statements.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN FUND DEFICIT
(Unaudited)

	Three-Month Period Ended March 31,
	2005	2004

REVENUES:

Casino	$31,726,625	$24,736,819
Food, beverage & retail	1,566,240	1,220,583
Other	181,320	121,723

Gross revenues	33,474,185	26,079,125

Promotional allowance	(792,476)	(523,761)

Net revenues	32,681,709	25,555,364

OPERATING EXPENSES:
Casino	5,372,268	4,425,095
Food, beverage & retail	1,446,610	1,354,751
Selling, general and administrative	10,509,868	8,535,024
Depreciation	2,633,958	1,524,037
Credit enhancement fee	1,942,849	1,390,237
Gaming commission expense	536,613	437,223
Compact revenue sharing trust fund	333,750	333,750

Total Operating expenses	22,775,916	18,000,117

INCOME FROM OPERATIONS	9,905,793	7,555,247

OTHER EXPENSE-Net
Interest expense	(5,346,799)	(4,115,302)
Interest income	40,424	157,769
Loss on sale of assets	(33,977)	—
Other expense	(441)	(166)

Other expense-net	(5,340,793)	(3,957,699)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	4,565,000	3,597,548
DISTRIBUTIONS TO TRIBE	(2,180,000)	(1,525,000)

NET INCOME AFTER DISTRIBUTIONS TO TRIBE	2,385,000	2,072,548
FUND DEFICIT-Beginning of period	(47,521,242)	(52,354,774)

FUND DEFICIT-End of period	$(45,136,242)	$(50,282,226)

The accompanying notes are an integral part of these unaudited financial statements.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-Month Period Ended March 31,

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$32,862,413	$25,485,484
Cash paid for salaries and benefits	(7,734,218)	(5,225,637)
Cash paid to suppliers	(11,544,610)	(12,401,487)
Cash paid for compact revenue sharing trust fund	(333,750)	(333,750)

Net cash provided by operating activities	13,249,835	7,524,610

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Proceeds from long-term financing	—	20,566
Payments of long-term debt	(10,113,853)	(4,525)
Purchases of property and equipment	(8,040,229)	(11,115,371)
Change in restricted cash	5,898,017	13,589,989
Interest paid	(190,815)	(150,644)
Credit enhancement fee	(1,714,915)	(1,291,183)
Proceeds from sale of assets	2,000	—
Other	(71,380)	—

Net cash provided by (used in) capital and related financing activities	(14,231,175)	1,048,832

CASH FLOW FROM NON-CAPITAL FINANCING ACTIVITIES
DISTRIBUTIONS TO TRIBE	(2,180,000)	(1,525,000)

CHANGE IN CASH AND CASH EQUIVALENTS	(3,161,340)	7,048,442

CASH AND CASH EQUIVALENTS, Beginning of the period	18,618,826	16,897,644

CASH AND CASH EQUIVALENTS, End of the period	$15,457,486	$23,946,086

RECONCILIATION OF INCOME BEFORE DISTRIBUTIONS TO TRIBE
TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Income before Distributions to Tribe	$4,565,000	$3,597,548

Adjustments to reconcile operating income to net cash
provided by operating activities:
Depreciation	2,633,958	1,524,037
Interest expense, net	5,346,799	4,115,302
Credit enhancement fee	1,942,849	1,390,237
Loss on sale of assets	33,977	—
Changes in operating assets and liabilities:
Accounts receivable	8,546	(69,880)
Inventories	217	(111,790)
Prepaid expenses and other current assets	11,710	61,142
Accounts payable-trade	(1,173,014)	(3,581,692)
Accrued liabilities	(120,207)	599,706

Total adjustments	8,684,835	3,927,062

NET CASH PROVIDED BY OPERATING ACTIVITIES	$13,249,835	$7,524,610

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:

Acquisition of property and equipment through third party financing	$246,757	$20,566
Acquisition of property and equipment through accounts payable construction	1,895,614	3,358,902
Capitalized interest included in purchases of property and equipment paid with notes	—	1,359,291
Trade in allowance on purchase of property and equipment	63,100	—

The accompanying notes are an integral part of these unaudited financial statements.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.      DESCRIPTION OF BUSINESS

     River Rock Entertainment Authority (the “Authority”) is a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians (the “Tribe”), a federally recognized Indian tribe. River Rock Casino (the “Casino”) is a governmental development project of the Authority. The Casino offers Class III gaming (as defined by the Indian Gaming Regulatory Act) on tribal land located in Geyserville, California. The legal authority for slot machines and table games is provided by the Tribe’s gaming compact with the State of California (the “Compact”), which was entered into in September 1999 and became effective upon approval by the Secretary of Interior on May 5, 2000. The compact expires on December 31, 2020.

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

     Income before distributions to Tribe was $4,565,000 for the three-months ended March 31, 2005 and $3,597,548 for the three-months ended March 31, 2004. A fund deficit of $45,136,242 exists as of March 31, 2005. The Authority’s current assets exceeded its current liabilities by $2,351,295. On November 7, 2003, the Authority issued $200,000,000 in 9¾% Senior Notes, due 2011 (the “Notes”), and used a portion of the proceeds to reduce current payables, accruals and debt. The Authority’s ability to fund future debt service payments is dependent upon the success of the Casino. Management believes that the Casino will attract sufficient patronage levels and continue to produce sufficient cash flow to repay its indebtedness. On December 29, 2004, the Authority reached its substantial completion of the construction of the enhanced parking structures.

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

Back to Contents

     There are differences between financial statements prepared in accordance with GASB pronouncements and those prepared in accordance with FASB pronouncements. The statements of revenues, expenses and changes in fund deficit is a combined statement under GASB pronouncements, FASB pronouncements allow a statement of income or operations and a separate statement of owners’ or shareholders’ equity deficit, which is where distributions to owners would be presented under FASB pronouncements. The amount shown as income before distributions to Tribe would not be different if the Authority followed all FASB pronouncements to determine net income and would be the most comparable amount to net income computed under FASB pronouncements. The Authority is a separate fund of the Tribe, a governmental entity, and as such there is no owners’ or shareholders’ equity deficit as traditionally represented under FASB pronouncements. The most comparable measure of owners’ equity deficit is presented on the Authority’s balance sheet as fund deficit.

     New Accounting Pronouncements—In March 2003, GASB issued Statement No. 40, Deposit and Investment Risk Disclosures—an amendment of GASB Statement No. 3, which became effective for the Authority at January 1, 2005. This statement requires state and local governments to communicate key information about deposit and investment risks. The impact of adoption of this statement on the financial statements of the Authority did not have a material impact.

     In November 2003, GASB issued Statement No. 42, Accounting and Financial Reporting for Impairment of Capital Assets and for Insurance Recoveries, effective for periods beginning after December 15, 2004. This statement establishes accounting and financial reporting standards for impairment of capital assets. This statement also clarifies and establishes accounting requirements for insurance recoveries. The adoption of this statement did not have a material impact on the financial statements of the Authority.

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

     Restricted Cash—Restricted cash consists of estimated construction expenses for three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds necessary to develop an approximately 18-acre parcel of land adjacent to the Tribe’s reservation, which is expected to be used primarily to build an additional access road to the Tribe’s reservation. These funds are held in escrow accounts which are restricted for authorized construction disbursements. These escrow accounts are invested in Certificates of Deposit, which generate interest on a monthly basis. The FDIC has insured $100,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow account. Restricted cash was $10,303,704 and $16,201,721 at March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005, restricted cash includes amounts available for construction of $5,625,091 and land development funds of $4,678,613.

Back to Contents

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

     Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the Authority. Capitalization of interest ceases when the project is substantially complete or development activity is suspended. Capitalized interest for the three-months ended March 31, 2005 and 2004 was $0 and $1,359,291, respectively.

     Deposits and Other Assets— As of March 31, 2005 and December 31, 2004, deposits and other assets include $6,728,498 and $6,983,920 in unamortized loan costs related to the issuance of the Notes. Deferred loan costs are amortized to interest expense over the term of the related financial arrangement.

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

     Food, Beverage and Retail—The Authority recognizes as food, beverage and retail revenues the proceeds from its food, beverage and gift shop sales. The Authority distributes beverages freely in the gaming area and such amounts are included as a component of promotional allowances.

     Other Revenues—Other revenues are comprised of commissions on ATM, vending machine transactions and license revenues.

     Promotional Allowances—The retail value of food and beverages provided to customers without charge is included in gross revenues and then deducted as promotional allowances. The redemption of cash incentives earned by the player’s club members is also recorded as promotional allowances. The estimated costs of providing complimentary services are recorded as casino expenses. The costs of such services for the three-months ended March 31, 2005 and 2004 were $939,149 and $587,500, respectively.

     Food and Beverage Costs—Food and beverage costs include costs associated with food and beverage operations excluding amounts classified as casino expenses.

Back to Contents

     Advertising Costs—Advertising costs are expensed the first time advertising takes place. Advertising costs included in selling, general and administrative expenses were $1,081,442 and $862,739 for the three-months ended March 31, 2005 and 2004, respectively.

     Income Taxes—As a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian tribe, the Authority is a nontaxable entity for purposes of federal and state income taxes.

     Distributions to Tribe—Distributions to Tribe are made up of a stated draw amount and permitted payments. They are included in the statement of revenues, expenses and changes in fund deficit as distributions to Tribe. The Tribal draw was $500,000 per month for the three months ended March 31, 2005. The Authority also distributed $680,000 to the Tribe as part of reimbursement for construction costs incurred by the Tribe prior to the formation of the Authority. As of March 31, 2005, there is $1,960,000 remaining to be reimbursed to the Tribe for construction costs incurred prior to the formation of the Authority. The total distributions to the Tribe were $2,180,000 and $1,525,000 for the three-months ended March 31, 2005 and 2004, respectively.

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

     Starting January 1, 2004, the Authority paid for various expenses for the following departments operated by the Tribe: Tribal Gaming Commission and surveillance, plant operations, human resources, purchasing and warehousing. On January 1, 2005, the Authority started to operate purchasing and warehousing but continued to pay for expenses for the other departments operated by the Tribe. These departmental expenses include, but are not limited to, payroll and related expenses, legal and other operational expenses. Total amounts billed by the Tribe for these departments, excluding Tribal Gaming Commission and surveillance, were $524,838 and $661,051 for the three months ended March 31, 2005 and 2004, respectively, and are recorded as a component of selling, general and administrative expenses. The Authority paid for various expenses for the Tribal Gaming Commission and surveillance in 2005 and 2004. These expenses were $536,613 and $437,223 for the three months ended March 31, 2005 and 2004, respectively, and are presented in our Statement of Revenues, Expenses and Changes in Fund Deficit as “Gaming commission expense”.

5.	DEVELOPMENT AND LOAN AGREEMENT

     The Tribe entered into a Development and Loan Agreement with Dry Creek Casino, LLC (“DCC”) on August 26, 2001, which has been amended from time to time (as amended, the “Development Agreement”). On November 7, 2003, the Authority refinanced $22,600,000 of the $32,600,000 principal amount of the development loan due to DCC under the Development Agreement. As of March 31, 2005, the outstanding debt related to the Development Agreement was fully repaid.

     In addition to its obligations to repay the loan and advances specified in the Development Agreement, in consideration of DCC’s providing credit enhancement and other services under the Development Agreement, the Tribe is obligated to pay DCC the Credit Enhancement Fee. The Credit Enhancement Fee is defined as 20% of the Authority’s net income before distributions to the Tribe plus depreciation and amortization plus annual interest on $25.0 million principal amount of the notes less revenues from sales of alcoholic beverages. The Credit Enhancement Fee is required to be paid monthly for a period of five years commencing on June 1, 2003. The Credit Enhancement Fee for the three months ended March 31, 2005 and 2004 were $1,942,849 and $1,390,237, respectively.

Back to Contents

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

6.	CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

     Cash and cash equivalents and restricted cash consisted of the following as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004

Operating accounts	$12,576,274	$10,411,029
Short term investments	309,383	4,999,800
Cash on hand	2,571,829	3,207,997

Cash and cash equivalents	$15,457,486	$18,618,826
Restricted cash	10,303,704	16,201,721

Total cash, cash equivalents and
Restricted cash	$25,761,190	$34,820,547

     The Authority’s cash in banks and cash equivalents (the “investments”) are categorized by level of credit risk assumed by the Authority. Category 1 includes investments that are insured or registered or for which the investments are held by the Authority or its agent in the Authority’s name. Category 2 includes uninsured and unregistered investments for which the investments are held by the counterparty’s trust department or agent in the Authority’s name. Category 3 includes uninsured and unregistered investments for which the investments are held by the counterparty’s agent but not in the Authority’s name. At March 31, 2005, the Authority has $300,000 in Category 1 investments, $12,276,274 cash in bank and $309,383 in short term investments which are Category 2 investments and $10,203,704 restricted cash in bank over the FDIC insurance limits, which are Category 3 investments. Amounts in Category 2 and Category 3 investments are invested in short term, highly liquid cash equivalents and investments. As of March 31, 2005, these amounts are composed entirely of money market accounts.

Back to Contents

7.      PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2005 and January 1, 2005 consisted of the following:

	Balance, January 1, 2005	Additions	Dispositions	Balance, March 31, 2005

Buildings and
improvements	$118,941,344	$5,141,630	$—	$124,082,974
Furniture, fixtures
and equipment	22,946,294	968,706	(194,222)	23,720,778
Less accumulated
depreciation	(10,952,816)	(2,633,958)	95,145	(13,491,629)

	130,934,822	3,476,378	(99,077)	134,312,123
Construction in
progress	379,576	43,501	—	423,077

Property and
equipment—net	$131,314,398	$3,519,879	$(99,077)	$134,735,200

     Construction in progress consists of payments to various vendors related to the Authority’s master plan development and land improvements. Substantially all of the Authority’s personal property is pledged as collateral to secure its debt. The Authority has $670,000 in capital lease assets with related accumulated depreciation of $78,167 as of March 31, 2005.

8.	ACCRUED LIABILITIES

Accrued liabilities consist of the following as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004

Accrued in-house progressive slot jackpots	$1,047,375	$1,031,468
Accrued payroll and related benefits	1,526,473	1,620,177
Accrued interest	8,141,250	3,325,000
Accrued credit enhancement fees	617,205	389,271
Accrued other expenses	389,052	213,962

	$11,721,355	$6,579,878

Back to Contents

9.	LONG-TERM DEBT

Long-term debt consisted of the following as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004

9 3/4% Senior Notes, net of original issue discount, due 2011	$197,779,775	$197,695,461
DCC Subordinated Note	—	10,000,000
Vehicle Note	72,258	63,768
Capital leases payable	411,548	504,635

Total long-term debt	198,263,581	208,263,864
Less current portion	(350,244)	(10,441,139)

Total long-term debt - net of current maturities	$197,913,337	$197,822,725

On November 7, 2003, the Authority issued the Notes. The proceeds were utilized to fund an expansion project, which includes three parking structures and related infrastructure improvement, repayment of various debt, and advances and fund payment of various accruals and payables, as well as to increase cash on hand. The proceeds were also utilized to fund a land purchase and settle litigation. The Notes were secured by a first priority pledge of the Authority’s revenue and substantially all of the existing and future tangible and intangible personal property. Before November 1, 2007, the Authority may redeem the Notes, in whole or in part, at a redemption price equal to 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. On or after November 1, 2007, the Authority may redeem the Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest.

On April 29, 2002, the Tribe borrowed $15,000,000 from DCC. The loan is evidenced by a promissory note bearing an interest rate of 12% per annum. In accordance with the Development Agreement, accrued interest on the promissory note was converted to principal through March 31, 2003. Payments on the promissory note commenced on June 1, 2003. The promissory note matures on May 1, 2007. On February 19, 2003, the Development Agreement dated April 29, 2002, the promissory note and the authority funding and loan agreement were amended to provide an additional advance of $8,000,000, bearing an interest rate of 12% per annum, with principal payments commencing on June 1, 2003. On November 7, 2003, the Authority refinanced $22,600,000 of the $32,600,000 principal amount of the DCC Development Loan from the Notes proceeds. As of December 31, 2004, the outstanding debt related to the Development Agreement was $10,000,000. As of March 31, 2005, the DCC Note was fully paid off.

Fair Value—The Authority’s long-term debt is recorded at an amortized historical cost basis. The fair value of long-term debt approximates $221,000,000 at March 31, 2005.

10.	LEASES

The Authority leases a sprung structure, which is accounted for as an operating lease. Such lease expense was $151,243 and $127,869 for the three months ended March 31, 2005 and 2004, respectively. The scheduled minimum lease payments are expected to be $511,476 for the year ended December 31, 2005. The Authority last renewed the lease agreement through August 17, 2005. The Authority expects to renew the lease agreement upon its expiration.

On October 1, 2003, the Tribe entered into a five year operating lease agreement for office and warehouse space to replace existing facilities. The Authority uses a portion of the space and reimburses the Tribe lease fees allocated based on the square footage utilized. The Authority reimbursed the Tribe such lease fees in the amount of $105,982 and $127,916 for the three months ended March 31, 2005 and 2004, respectively.

Back to Contents

     On September 1, 2004, the Authority entered into a five year capital lease to purchase two licenses to operate three-card poker tables in the amount of $120,000. The capital lease is at 7.25% interest with monthly lease fees of $2,390 and a $1 buyout at the end of the lease term, expiring August 31, 2009.

     On September 1, 2004, the Authority entered into a twelve month capital lease to purchase two generators in the amount of $550,000. The capital lease is at 24.3% interest with monthly payments of $56,975 and a $1 buyout at the end of the lease term, expiring August 31, 2005.

     Lease expense for the three-months ended March 31, 2005 and 2004 was $266,237 and $409,540 and is included in selling, general and administrative expenses in the accompanying statement of revenues, expenses and changes in fund deficit. Expected remaining payments under operating leases are $898,699, $571,040, $574,449, $433,618 and $0 for the years ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively. Expected remaining payments under capital leases are $324,586, $22,753, $24,457, $26,289, and $18,612 for the years ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

11.	LEGAL MATTERS

     Sonoma County Fire Marshal Inspection Case

     On October 7, 2002, the Sonoma County Fire Chief filed an application in Sonoma County Superior Court for an inspection warrant to allow him to inspect the Tribe’s reservation, including the Casino. The Tribe removed the case to federal court. The Tribe had argued that there was no basis for the County Fire Chief to assert jurisdiction over the Tribe’s lands, which are owned in trust by the United States of America for the Tribe’s benefit, and are governed by tribal and federal law and the Compact.

     On December 9, 2004, the Court entered an order granting in part and denying in part the Tribe’s motion to dismiss for failure to state a claim and denying the County’s motion for summary judgment. The order reaffirmed the Court’s prior ruling that Public Law 280 does not authorize the County Fire Chief to inspect the Tribe’s reservation or Casino. On March 1, 2005, the Court issued an Order granting in part and denying in part the Tribe’s motion to dismiss for failure to join necessary and indispensable parties, holding that United States of America is an indispensable party as to the road that provides ingress and egress to the Tribe’s reservation from the public highway. On April 29, 2005, the Court entered its final order granting the Tribe’s motion for summary judgment on the remaining issue of whether exceptional circumstances existed that supported the issuance of an inspection warrant for the Tribe’s casino, and entered judgment on the entire action in the Tribe’s favor.

     We are involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. We believe that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on our results of operations, financial condition or cash flows.

12.	COMPACT REVENUE SHARING TRUST FUND

     The Compact requires the Authority to pay a quarterly fee to the revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $333,750 and $333,750 for the three months ended March 31, 2005 and 2004, respectively.

13.	COMMITMENTS AND CONTINGENCIES

     The Authority is an unincorporated instrumentality of the Tribe formed pursuant to a recently adopted law of the Tribe. While the Authority is not a separate corporation or other legal entity distinct from the Tribe, this tribal law allows the Authority to own and operate its business. This tribal law also provides that the Authority’s obligations and other liabilities are not those of the Tribe and that the obligations and liabilities of the Tribe are not the Authority’s. This law is untested and generally has no direct counterpart in other areas of the law. If this law should prove to be ineffective at limiting the Authority’s liability, the Authority’s business and assets could become subject to claims asserted against the Tribe or its assets. Similarly, the Authority would be liable for such claims if the Tribe waived its sovereign immunity to an extent that allowed enforcement of such claims against the Authority’s business or assets.

Back to Contents

     The Authority renewed an employment agreement on December 24, 2004 with Mr. Douglas Searle as the Chief Executive Officer of the Authority. This three year employment agreement provides for the payment to Mr. Searle of an initial annual base salary of $300,000, with 5% annual increases. Mr. Searle will also receive a fixed annual bonus equal to 15% of his annual base salary. In addition, Mr. Searle will be entitled to an annual discretionary bonus of up to 25% of his annual base salary based on various subjective criteria. If Mr. Searle’s employment is terminated for reasons other than cause, including death or disability, Mr. Searle will be entitled to his salary for three months and a bonus equal to 25% of his prior year’s bonus. Either party may terminate the agreement within 90 days written notice.

     The Tribe has an employment agreement with Mr. Norman Runyan to serve as the Chief Operating Officer of the Casino. This three year employment agreement commenced in October 2002 and provides Mr. Runyan an annual salary of $200,000 and a discretionary bonus, as determined by the Tribal Board, of not less than 7% and not more than 25% of his annual salary based on various criteria. If Mr. Runyan’s employment is terminated for other reasons set forth in the employment agreement including death or disability, Mr. Runyan would be entitled to his salary for three months. Either party may terminate the agreement with 60 days written notice.

     As discussed in Note 5, the Development and Loan Agreement between the Tribe and DCC contains a buy-out option which can only be enforced after June 1, 2006. The Authority has not determined if it will exercise the buy-out option.

     As of March 31, 2005, the Authority has entered into purchase commitments of $3,165,094 principally relating to construction of parking garages and infrastructure improvements.

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

     We offer Class III slot and video poker gaming machines, house banked table games (including blackjack, three card poker, Pai Gow poker and mini-baccarat), comprehensive food and beverage offerings, and goods for sale in our gift shop.

     Our business has increased since we commenced operations on September 14, 2002, primarily due to increases in the number of gaming positions as we opened additional portions of our facility. On April 1, 2003, we opened our food and beverage facilities and as of June 18, 2003, we had reached full operations with 1600 slot machines. The history of our operations is as follows:

•	On September 14, 2002, we commenced operations with approximately 66 gaming devices located in a portion of our gaming facility.

•	Between September 14, 2002 and March 31, 2003, we periodically installed and removed a number of our gaming devices in preparation for the opening of our entire gaming facility. During such period, the number of gaming devices operated increased to 242.

•	On April 1, 2003, we opened the remainder of our 62,000 square-foot gaming facility, including our food and beverage facilities, our Player’s Club, 16 table games and an additional 302 gaming devices.

•	Between April 1, 2003 and June 18, 2003, we gradually increased the number of gaming devices from 544 to our current total of 1,600.

•	On February 3, 2005, we increased the number of table games from 16 to our current total of 24.

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

     At the beginning of 2003, we started our infrastructure projects, including the excavation of a hillside and the construction of retaining walls. In April 2003, we began the design process for the three new parking structures. The parking structures portion of the expansion project was completed in two phases and our existing gaming facility remained open during construction. On October 29, 2004, we obtained a temporary certificate of occupancy to open the entire first parking for self and valet parking. On December 1, 2004, we received a certificate of substantial completion on the first parking structure. The second phase, which included our second and third new parking structures with approximately 445 and approximately 470 spaces, respectively, opened on December 29, 2004. As of March 31, 2005, we have available parking spaces to accommodate a total of approximately 1,735 customer parked vehicles and 2,100 vehicles when operated by a valet service.

Back to Contents

Critical Accounting Policies and Estimates

     We have identified the following critical accounting policies and estimates that affect our more significant judgments and estimates used in the preparation of our financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate those estimates, including those related to asset impairment, accruals for our promotional slot club, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements:

•	Casino Revenues — In accordance with industry practice, Casino revenue is recognized as the net win from gaming activities, which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive slot jackpots.

•	Capitalized Interest — The interest cost associated with major development and construction projects is capitalized and included in the cost of our Casino. Capitalization of interest ceases when the project is substantially complete or development activity is suspended.

•	Property and Equipment— Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	10-39 years
Furniture, fixtures and equipment	5-7 years

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

•	Accrued Progressive Slot Jackpots— Accrued progressive slot jackpots consist of estimates for prizes relating to various games that have accumulated jackpots. We have recorded the cost of these anticipated payouts as a reduction of Casino revenues, and the cost is included as a component of accrued liabilities.

•	Accrued Slot Players Club— In accordance with Emerging Issues Task Force Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future, we have recorded a liability related to prizes and cash incentives earned by the members of our Players’ Club and have adjusted the liability for the estimated future breakage. We have recorded the cost of the estimated redemption of the liability related to prizes as an operating expense and the estimated redemption of the liability related to cash as promotional allowance in the accompanying statements of revenues, expenses and changes in fund deficit.

•	Contingencies —We assess our exposures to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of March 31, 2005, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

Back to Contents

•	Accounting Standards — There are differences between financial statements prepared in accordance with Governmental Accounting Standards Board (“GASB”) pronouncements and those prepared in accordance with Financial Accounting Standards Board (“FASB”) pronouncements. The statement of revenues, expenses, and fund deficit is a combined statement under GASB pronouncements. FASB pronouncements allow a statement of income or operations and a statement of owners’ or shareholders’ deficit, which is where distributions to owners would be presented under FASB pronouncements. The amount shown on our statement of revenues, expenses and fund deficit as net income before tribal distributions would not be different if we followed all FASB pronouncements to determine net income and would be the most comparable amount to net income computed under FASB pronouncements. We are an unincorporated instrumentality created by tribal law and accounted for as a separate fund of the Tribe; as such there is no owners’ or shareholders’ (deficit) equity as traditionally represented under FASB pronouncements. The most comparable measure of owners’ (deficit) equity presented on our balance sheet would be fund (deficit) equity.

Results of Operations

Comparison of the three months ended March 31, 2005 and 2004

     Net Revenues. Our net revenues for the three months ended March 31, 2005 increased by $7.1 million to $32.7 million from $25.6 million for the three months ended March 31, 2004. The increase is attributed to more frequent and longer visits from guests due to our increased parking capacity and our expanded bus program. Approximately 97.1% of our net revenues were from our gaming activities in the first quarter of 2005. We generated $28.3 million from slot machines and $3.4 million from table games for the three months ended March 31, 2005 compared to $22.0 million and $2.7 million for the three months ended March 31, 2004. Our win per slot machine per day was $200 in the first quarter of 2005 which increased from $151 in the first quarter of 2004. The increase is a result of the significant increase in the number of patrons from drive ups and the expansion of our bus program.

     We generated $1.6 million and $1.2 million in food, beverage and retail sales for three months ended March 31, 2005 and 2004. The increase is a result of increased number of patrons. The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Such allowances were $0.5 million and $0.4 million for the three months ended March 31, 2005 and 2004.

     Operating expenses. Operating expenses for the three months ended March 31, 2005 were $22.8 million, or 69.7% of net revenues, compared to $18.0 million, or 70.4% of net revenues, for the three months ended March 31, 2004. The increase in operating expenses of $4.8 million is attributable to increased gaming activities. However, our operating costs as a percentage of net revenues decreased slightly. Such decrease is due to our ability to increase labor efficiency and leverage certain fixed costs over increased revenues.

     Casino expense includes costs associated with our gaming operations only. Casino expense also includes an allocation of food, beverage and retail expense related to the costs of complimentary activities. Casino expense for the three months ended March 31, 2005 increased to $5.4 million, or 16.9% of Casino revenues, from $4.4 million, or 17.9% of Casino revenues, for the three months ended March 31, 2004. The increase of the Casino expense is attributable to the increased operational activities as we increased the parking spaces and our expanded bus programs. Our Casino expense as a percentage of Casino revenue decreased slightly due to increased labor efficiencies, and our ability to leverage certain fixed Casino costs over increased Casino revenues.

Back to Contents

     Food, beverage and retail expense for the three months ended March 31, 2005 was $1.4 million, or 92.4% of food, beverage and retail revenue, compared to $1.4 million, or 111.0% of food and beverage revenue for the three months ended March 31, 2004. Such decrease in the expense ratio is attributable to our ability to significantly increase labor efficiency and lower food costs in our food and beverage operations.

     Selling, general and administrative expense for the three months ended March 31, 2005 increased by $2.0 million to $10.5 million, or 32.2% of net revenues, from $8.5 million, or 33.4% of net revenues, for the three months ended March 31, 2004. The increase in selling, general and administrative expense is mainly attributable to increased marketing effort and facility costs. Selling, general and administrative expense as a percentage of net revenues decreased in the first quarter of 2005 compared to the first quarter of 2004. Such decrease is mainly due to our ability to increase labor efficiency and leverage certain fixed costs over increased revenues.

     Depreciation expense for the three months ended March 31, 2005 was $2.6 million compared to $1.5 million for the three months ended March 31, 2004. Depreciation expense was computed using the straight-line method over the useful lives of the property, plant and equipment. The increase in depreciation expenses is due to having a full quarter of depreciation for the three parking structures.

      We began paying Credit Enhancement Fee in June 2003. The Credit Enhancement Fee was $1.9 million and $1.4 million for the three months ended March 31, 2005 and 2004. The increase is attributable to our greater net income.

     Gaming commission expense was $0.5 million compared to $0.4 million for the three months ended March 31, 2005 and 2004. The gaming commission expense consists of our reimbursement of the Tribal Gaming Commission’s costs in connection with the inspection of all gaming operations within the Tribe’s reservation boundaries, enforcement of all provisions of the tribal gaming ordinance, investigation of all allegations of violations of the tribal gaming ordinance, conducting or arranging for background investigations of all applicants for tribal gaming licenses, issuing gaming licenses in accordance with the tribal gaming ordinance and the Compact, the payment of the salaries of the gaming commissioners and other employees of the Tribal Gaming Commission, and the payment of our auditor’s fees.

     Compact revenue sharing trust fund (“RSTF”) expense remained the same at $0.3 million for the three months ended March 31, 2005 and 2004. Compact revenue sharing trust fund includes payments associated with operating 1600 gaming devices. These fees became payable by the Tribe when we commenced operations in September 2002 and are based on the number of our gaming device licenses. Compact revenue sharing trust fund expense includes payments to the RSTF as required by our Compact with the State of California. The Tribe is obligated to remit certain fees to the California Gambling Control Commission (“CGCC”) on a quarterly basis for inclusion in the RSTF. The RSTF is for the benefit of tribes that have no or limited gaming. We pay these fees on behalf of the Tribe.

     Income from operations. Income from operations for the three months ended March 31, 2005 was $9.9 million, or 30.3% of net revenues, compared to $7.6 million or 29.6% of net revenues for the three months ended March 31, 2004. Our increased income from operations is attributable to our increased gaming revenues as a result of improved parking capacity and decreased operating costs margins.

     Other expense, net. Other expense, net for the three months ended March 31, 2005 increased to $5.3 million, or 16.3% of net revenues from $4.0 million, or 15.5% of net revenues, for the three months ended March 31, 2004. Other expense, net included $5.3 million of interest expense for the three months ended March 31, 2005, compared to $4.1 million of interest expense (net of capitalized interest of $1.4 million) for the three months ended March 31, 2004.

     Income before distributions to Tribe. Income before distributions to Tribe for the three months ended March 31, 2005 increased by $1.0 million to $4.6 million, or 14.0% of net revenues, from $3.6 million for the three months ended March 31, 2004.

Back to Contents

Liquidity and Capital Resources

     Since our inception, we have funded our capital expenditures and working capital requirements primarily through debt financing, gaming equipment supplier financing, other financing and operating cash flow.

     Construction of our Casino and infrastructure improvements commenced on April 1, 2002. The first portion of our gaming facility was completed in September 2002. As of March 31, 2005, we had spent approximately $68.5 million on the planning, development and construction of our gaming facility, infrastructure and furniture, fixtures and equipment excluding the expansion project. We financed the development with borrowings and development advances, which funded the development of our site and costs associated with construction.

     We originally expected completion of our expansion project to cost $64.6 million, which we planned to fund with $61.4 million from the net proceeds of the offering of the Notes and $3.2 million from an advance from the Tribe. From the proceeds from the offering of the Notes, we had also placed an additional $10.0 million in a construction escrow account to be available to fund additional construction contingencies. The original expansion budget included $35.4 million for the three parking structures, $24.1 million for infrastructure improvements and a $5.1 million construction contingency.

     During the spring of 2004, we revised our budget for the expansion project to approximately $73.7 million, of which we have spent $73.2 million as of March 31, 2005. The remaining portion of the project is expected to be funded through our restricted cash and cash from operations. Our final budget estimate is comprised of $39.4 million for the three parking structures, which is $0.5 million more than our original budget, and $34.3 million for infrastructure improvements, which is $8.6 million more than our original estimate. The budget for the expansion project was greater than original estimates because in an effort to expedite construction, we commenced construction before all design documents were finalized, which resulted in inefficiencies and modifications that caused actual construction costs to exceed budgeted amounts. In addition, the infrastructure improvements portion of our expansion project resulted in higher than expected costs due to weather delays and to unforeseeable soil conditions, which required us to substantially increase the scope of the work and quantity of the construction material.

     As of March 31, 2005, we spent $0.4 million on the development of an approximately 18-acre parcel of land adjacent to the Tribe’s reservation (referred to as the Dugan property development) which is expected to include an additional access road to our Casino. We have $4.7 million remaining in a restricted account funded from the proceeds of the offering of the Notes for the development of the Dugan property.

     Our capital expenditures for the three-months ended March 31, 2005 and 2004 were $6.2 million and $15.8 million, respectively. This decrease is primarily due to the completion of the expansion project and infrastructure improvements.

     As of March 31, 2005, we had cash, cash equivalents and restricted cash of $25.8 million, as compared to $34.8 million as of December 31, 2004. Our principal source of liquidity during the three- months ended March 31, 2005 consisted of cash flow from operating activities. Net cash provided by operating activities for the three-months ended March 31, 2005 was $13.2 million, an increase of $5.7 million from $7.5 million for the three-months ended March 31, 2004. This increase is primarily due to our increased parking and the resulting increased number of patrons.

     Restricted cash consists of net proceeds from the offering of the Notes and investment earnings thereon set aside in construction financing accounts for construction costs for the three parking structures, infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds for the development of the Dugan property. Our restricted cash is held in escrow accounts that can only be used for authorized construction disbursements until the related projects are completed.

Back to Contents

     Net cash used for capital and related financing activities for the three-months ended March 31, 2005 was $14.2 million, compared to $1.0 million net cash provided by capital and related financing activities for the three-months ended March 31, 2004. Cash flow used in capital and related financing activities was primarily for repayment of the promissory note to DCC in the amount of $10.0 million and for the completion of parking structure and related infrastructure. Cash flow used in non-capital financing activities for the three-months ended March 31, 2005 was $2.2 million, an increase of $0.7 million from $1.5 million for the three-months ended March 31, 2004. Cash flow used in non-capital financing activities consisted of distributions to the Tribe.

     We believe that existing cash balances and cash from operations as well as permitted disbursements from our restricted cash escrow accounts will provide adequate funds for our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future. However, our ability to fund our operations, make planned capital expenditures, make scheduled debt payments and refinance our indebtedness depends on our future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Additionally, the Notes indenture limits our ability to incur additional indebtedness.

Contractual Obligations as of March 31, 2005

     The following table summarizes our contractual obligations and commitments as of March 31, 2005:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long term debt obligations	$200,072,258	$25,272	$32,663	$14,323	$200,000,000
Purchase obligations	3,165,094	3,165,094	—	—	—
Operating lease obligations	2,444,990	1,020,778	1,136,270	287,942	—
Capital lease obligations	411,548	324,972	47,210	39,366	—

Total obligations (c)	$206,093,890	$4,536,116	$1,216,143	$341,631	$200,000,000

(a)      Excluded from long term debt obligations above are interest payments of $19.5 million in less than 1 year; $39.0 million in 1-3 years; $39.0 million in 3-5 years and $39.0 million in more than 5 years.

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

Regulation and Taxes

     We are subject to extensive regulation by the Tribal Gaming Commission, the CGCC and the National Indian Gaming Commission. Changes in applicable laws or regulations could have a significant impact on our operations.

      We had initially applied for a liquor license for our Casino in 2002. On September 15, 2004, the California Department of Alcohol Beverage Control (“ABC”) decided to recommend the denial of our alcohol license application based upon a finding by the California State Fire Marshal that although the Casino was in compliance with applicable building codes, if alcohol were served in the Casino, it would fall out of compliance. We believe that we are in compliance with all applicable safety codes required to obtain an alcohol license for the Casino. We have been granted a hearing before an administrative law judge in May 2005 to contest the ABC’s denial.

Back to Contents

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

     Through March 31, 2005, we had not invested in derivative or foreign currency-based financial instruments. Additionally, we primarily have fixed rate debt. As such, we do not believe we have material exposure to market risk.

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

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a – 15(e) and 15d – 15(e)) as of the end of the quarterly period ended March 31, 2005. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving its objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

Back to Contents

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Sonoma County Fire Marshal Inspection Case

     On October 7, 2002, the Sonoma County Fire Chief filed an application in Sonoma County Superior Court for an inspection warrant to allow him to inspect the Tribe’s reservation, including the Casino. The Tribe removed the case to federal court. The Tribe had argued that there was no basis for the County Fire Chief to assert jurisdiction over the Tribe’s lands, which are owned in trust by the United States of America for the Tribe’s benefit, and are governed by tribal and federal law and the Compact.

     On December 9, 2004, the Court entered an order granting in part and denying in part the Tribe’s motion to dismiss for failure to state a claim and denying the County’s motion for summary judgment. The order reaffirmed the Court’s prior ruling that Public Law 280 does not authorize the County Fire Chief to inspect the Tribe’s reservation or Casino. On March 1, 2005, the Court issued an Order granting in part and denying in part the Tribe’s motion to dismiss for failure to join necessary and indispensable parties, holding that United States of America is an indispensable party as to the road that provides ingress and egress to the Tribe’s reservation from the public highway. On April 29, 2005, the Court entered its final order granting the Tribe’s motion for summary judgment on the remaining issue of whether exceptional circumstances existed that supported the issuance of an inspection warrant for the Tribe’s casino, and entered judgment on the entire action in the Tribe’s favor.

     We are a litigant in other matters arising in the normal course of business. In the opinion of management no claims are pending that could have an adverse impact on our financial position, results of operation or cash flows.

ITEM 6. EXHIBITS

(a)	Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

(b)	Reports on Form 8-K

None

Back to Contents

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2005	RIVER ROCK ENTERTAINMENT AUTHORITY (Registrant)

	By:	/s/ Douglas Searle
Douglas Searle, Chief Executive Officer
	By:	/s/ Yuan Fang (Yvonne) Mao
Yuan Fang (Yvonne) Mao, Chief Financial Officer

Back to Contents

EXHIBIT INDEX

Exhibit No.	Exhibit

1.1	Purchase Agreement, dated as of November 4, 2003, by and among the River Rock Entertainment Authority (the “Authority”), an unincorporated instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian Tribe (the “Tribe”) and CIBC World Markets Corp. (the “Initial Purchaser”) (filed as Exhibit 1.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

3.1	Dry Creek Rancheria Band of Pomo Indians Ordinance No. 03-10-25-003 setting forth the River Rock Entertainment Authority Act of 2003 (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

3.2	Dry Creek Rancheria Band of Pomo Indians Tribal Council Resolution No. 03-10-25-002 (the River Rock Entertainment Authority and Bond Resolution Act) approving, among other things, creation of the River Rock Entertainment Authority (filed as Exhibit 3.2 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

3.3	Dry Creek Rancheria Band of Pomo Indians Ordinance No. 97-08-04, as amended October 25, 2003, authorizing and regulating gaming on the Dry Creek Indian Rancheria (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

4.1	Indenture, dated as of November 7, 2003, by and among the Authority, the Tribe and U.S. Bank National Association, as Trustee (the “Trustee”), together with the Exhibits attached thereto (filed as Exhibit 4.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

4.2	Form of Global 9 3/4% Senior Note due 2011 (contained in the Indenture filed as Exhibit 4.1 herewith) (filed as Exhibit 4.2 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

4.3	Registration Rights Agreement, dated as of November 7, 2003, by and between the Authority and the Initial Purchaser (filed as Exhibit 4.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

4.4	Intercreditor Agreement, dated as of November 7, 2003, by and among the Trustee, Dry Creek Casino, LLC, the Authority and the Tribe (filed as Exhibit 4.4 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.1	Tribal-State Compact between the Dry Creek Rancheria Band of Pomo Indians and the State of California, effective May 2000 (filed as Exhibit 10.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.2	Cash Collateral and Disbursement Agreement, dated as of November 7, 2003, by and among the Trustee, U.S. Bank National Association, as USB disbursement agent, Wells Fargo Bank, N.A., as WFB disbursement agent, Merritt & Harris, Inc., as Independent Construction Consultant, the Authority and the Tribe (filed as Exhibit 10.2 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

Back to Contents

10.3	Amendment No. 1 to Cash Collateral and Disbursement Agreement, dated as of November 17, 2003, by and among the Trustee, U.S. Bank National Association, as USB disbursement agent, Wells Fargo Bank, N.A., as WFB disbursement agent, Merritt & Harris, Inc., as Independent Construction Consultant, the Authority and the Tribe (filed as Exhibit 10.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.4	U.S. Bank National Association Control Agreement, dated as of November 7, 2003, by and among the Trustee, U.S. Bank National Association, as disbursement agent, securities intermediary and depository bank, the Authority and the Tribe (filed as Exhibit 10.4 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.5	Wells Fargo Bank, N.A. Control Agreement, dated as of November 7, 2003, by and among the Trustee, Wells Fargo Bank, N.A., as depository bank, the Authority and the Tribe (filed as Exhibit 10.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.6	Wells Fargo Bank, N.A. side letter dated December 1, 2003, from Wells Fargo Bank, N.A. to the Trustee (filed as Exhibit 10.6 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.7	Pledge and Security Agreement, dated as of November 7, 2003, by and among the Authority, the Tribe and the Trustee (filed as Exhibit 10.7 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.8	Development and Loan Agreement, dated as of August 26, 2001, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.8 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.9	Amendment to the Development and Loan Agreement, dated as of April 29, 2002, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.9 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.10	Second Amendment to Development and Loan Agreement, dated as of February 19, 2003, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.10 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.11	Third Amendment to Development and Loan Agreement, dated as of May 29, 2003, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.11 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.12	Fourth Amendment to Development and Loan Agreement, dated as of October 9, 2003, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.13	Fifth Development and Loan Agreement, dated as of October 9, 2003 by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.13 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

Back to Contents

10.14	Sixth Amendment to the Development and Loan Agreement, dated as of November 7, 2003, by and between the Authority and Dry Creek Casino, LLC (filed as Exhibit 10.14 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.15	Employment Agreement, dated as of December 24, 2001, by and between the Tribe and Douglas Searle (filed as Exhibit 10.15 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.16	Employment Agreement, dated as of October 14, 2002, by and between the Tribe and Norman Runyan (filed as Exhibit 10.16 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.17	Agreement, dated as of May 28, 2003, by and between the Tribe and FFKR Architects/Planners II (filed as Exhibit 10.17 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.18	Agreement, dated as of October 2, 2003, by and between the Tribe and FFKR Architects/Planners II (filed as Exhibit 10.18 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.19	Agreement, dated as of April 1, 2004, by and between the Authority and Swinerton Builders (filed as Exhibit 10.19 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.20	Lease Agreement, dated as of May 30, 2002, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.20 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.21	Amendment No. 1 to Lease Agreement, dated as of February 26, 2004, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.21 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.22	Dry Creek Casino, LLC Amended and Restated Limited Recourse Promissory Note, dated November 7, 2003, by and among the Authority and Dry Creek Casino, LLC (filed as Exhibit 10.22 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

31.1	Certification by Douglas Searle, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Yuan Fang (Yvonne) Mao, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)