Form 10-Q
period 2005-06-30
River Rock Entertainment Authority
filed 2005-08-15
CIK 1288924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

_____________________________________

FORM 10-Q

(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2005

OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _______ to ____

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

Back to Content

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

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)
BALANCE SHEETS
(Unaudited)

ASSETS	June 30, 2005	December 31, 2004

CURRENT ASSETS:
Cash and cash equivalents	$10,943,294	$18,618,826
Restricted cash-current	450,720	11,516,316
Accounts receivable	42,180	53,796
Inventories	470,752	383,411
Prepaid expenses and other current assets	1,021,576	773,831

Total current assets	12,928,522	31,346,180

RESTRICTED CASH-Net of Current	6,930,963	4,685,405

PROPERTY AND EQUIPMENT:
Buildings and improvements	127,834,702	118,941,344
Furniture, fixtures and equipment	25,226,756	22,946,294

	153,061,458	141,887,638
Accumulated depreciation	(16,249,180)	(10,952,816)
Construction in progress	1,178,709	379,576

Property and equipment-net	137,990,987	131,314,398

DEPOSITS AND OTHER ASSETS	6,918,062	7,466,553

TOTAL	$164,768,534	$174,812,536

LIABILITIES AND FUND DEFICIT

CURRENT LIABILITIES:
Accounts payable:
Trade	$3,170,371	$3,398,174
Construction	450,720	4,091,862
Accrued liabilities	6,259,295	6,579,878
Current maturities of long-term debt	204,999	10,441,139

Total current liabilities	10,085,385	24,511,053

LONG-TERM DEBT – net of current maturities	197,987,035	197,822,725

FUND DEFICIT
Invested in capital assets-net of related debt	(60,201,047)	(77,373,777)
Restricted for capital projects	7,381,683	16,201,721
Unrestricted	9,515,478	13,650,814

Total Fund Deficit	(43,303,886)	(47,521,242)

TOTAL LIABILITIES AND FUND DEFICIT	$164,768,534	$174,812,536

The accompanying notes are an integral part of these unaudited financial statements.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN FUND DEFICIT
(Unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,

	2005	2004	2005	2004

REVENUES:

Casino	$34,841,866	$24,548,140	$66,568,491	$49,284,959
Food, beverage & retail	1,838,121	1,177,265	3,404,361	2,397,848
Other	167,812	148,326	349,132	270,049

Gross revenues	36,847,799	25,873,731	70,321,984	51,952,856

Promotional allowance	(1,055,708)	(507,054)	(1,848,184)	(1,030,815)

Net revenues	35,792,091	25,366,677	68,473,800	50,922,041

OPERATING EXPENSES:
Casino	5,220,805	4,719,024	10,593,073	9,144,119
Food, beverage and retail	1,617,370	1,106,243	3,063,980	2,460,994
Selling, general and administrative	13,623,298	8,680,249	24,133,166	17,215,273
Depreciation	2,757,551	1,545,642	5,391,509	3,069,679
Credit enhancement fee	1,856,802	1,354,717	3,799,651	2,744,954
Gaming commission expense	355,843	460,326	892,456	897,549
Compact revenue sharing trust fund	333,750	333,750	667,500	667,500

Total Operating expenses	25,765,419	18,199,951	48,541,335	36,200,068

INCOME FROM OPERATIONS	10,026,672	7,166,726	19,932,465	14,721,973

OTHER EXPENSE-Net
Interest expense	(5,245,338)	(5,465,860)	(10,592,137)	(9,581,162)
Interest income	51,530	125,520	91,954	283,289
Loss on sale of assets	—	(54,517)	(33,977)	(54,517)
Other expense	(508)	(65)	(949)	(231)

Other expense-net	(5,194,316)	(5,394,922)	(10,535,109)	(9,352,621)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	4,832,356	1,771,804	9,397,356	5,369,352

DISTRIBUTIONS TO TRIBE	(3,000,000)	(1,500,000)	(5,180,000)	(3,025,000)

NET INCOME AFTER DISTRIBUTIONS TO TRIBE	1,832,356	271,804	4,217,356	2,344,352

FUND DEFICIT-Beginning of period	(45,136,242)	(50,282,226)	(47,521,242)	(52,354,774)

FUND DEFICIT-End of period	$(43,303,886)	$(50,010,422)	$(43,303,886)	$(50,010,422)

The accompanying notes are an integral part of these unaudited financial statements.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six – Month Period Ended June 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$68,485,416	$50,802,821
Cash paid for salaries and benefits	(14,887,467)	(12,160,580)
Cash paid to suppliers	(24,549,658)	(20,844,666)
Cash paid for compact revenue sharing trust fund	(667,500)	(667,500)

Net cash provided by operating activities	28,380,791	17,130,075

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Proceeds from long-term financing	—	20,566
Payments of long-term debt	(10,269,712)	(12,683)
Purchases of property and equipment	(15,715,958)	(28,066,601)
Change in restricted cash	8,820,038	28,792,618
Interest paid	(9,987,668)	(9,951,232)
Credit enhancement fee	(3,762,668)	(2,310,805)
Proceeds from sale of assets	2,000	113,580
Other	37,645	—

Net cash provided by (used in) capital and related financing activities	(30,876,323)	(11,414,557)

CASH FLOW FROM NON-CAPITAL FINANCING ACTIVITIES-Distributions to Tribe	(5,180,000)	(3,025,000)

CHANGE IN CASH AND CASH EQUIVALENTS	(7,675,532)	2,690,518

CASH AND CASH EQUIVALENTS, Beginning of the period	18,618,826	16,897,644

CASH AND CASH EQUIVALENTS, End of the period	$10,943,294	$19,588,162

RECONCILIATION OF INCOME BEFORE DISTRIBUTIONS TO TRIBE TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
Income before Distributions to Tribe	$9,397,356	$5,369,352

Adjustments to reconcile operating income to net cash provided by operating activities:
Depreciation	5,391,509	3,069,679
Interest Expense, net	10,592,137	9,581,162

Credit enhancement fee	3,799,651	2,744,954
Loss on sale of assets	33,977	54,517
Changes in operating assets and liabilities:
Accounts receivable	11,616	(96,967)
Inventories	(87,341)	(227,147)
Prepaid expenses and other current assets	(247,745)	(60,984)
Accounts payable-trade	(227,803)	(3,579,555)
Accrued liabilities	(282,566)	275,064

Total adjustments	18,983,435	11,760,723

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six – Month Period Ended June 30,

	2005	2004

NET CASH PROVIDED BY OPERATING ACTIVITIES	$28,380,791	$17,130,075

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:
Acquisition of property and equipment through third party financing	$29,256	$20,566
Acquisition of property and equipment through accounts payable construction	450,720	1,911,847
Capitalized interest included in purchases of property and equipment paid with notes	—	1,350,908

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

     The Tribe opened a portion of the Casino, while construction was being completed, on September 14, 2002. Following completion of construction the Casino was fully opened on April 1, 2003.

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

     Income before distributions to the Tribe was $4,832,356 and $1,771,804 for the three months ended June 30, 2005 and 2004, respectively. Income before distributions to the Tribe was $9,397,356 and $5,369,352 for the six months ended June 30, 2005 and 2004, respectively. A fund deficit of $43,303,886 exists as of June 30, 2005. As of June 30, 2005, the Authority’s current assets exceeded its current liabilities by $2,843,137. On November 7, 2003, the Authority issued $200.0 million in its 9 3/4% Senior Notes, due 2011 (the “Notes”), and used a portion of the proceeds to reduce current payables, accruals and debt. On December 29, 2004, the Authority reached its substantial completion of the construction of the enhanced parking structure. We have not received a Certificate of Occupancy as of June 30, 2005 because there a still items to be completed by the contractor on the parking structures. On August 1, 2005, the Authority renewed its temporary certificate of occupancy on the parking structures. The Authority’s ability to fund future debt service payments is dependent upon the success of the Casino. Management believes that the Casino will attract sufficient patronage levels to continue to produce sufficient cash flows to repay its indebtedness.

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

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

     There are differences between financial statements prepared in accordance with GASB pronouncements and those prepared in accordance with FASB pronouncements. The statements of revenues, expenses and changes in fund deficit is a combined statement under GASB pronouncements. FASB pronouncements allow a statement of income or operations and a separate statement of owners’ or shareholders’ equity deficit, which is where distributions to owners would be presented under FASB pronouncements. The amount shown as income before distributions to Tribe would not be different if the Authority followed all FASB pronouncements to determine net income and would be the most comparable amount to net income computed under FASB pronouncements. The Authority is a separate fund of the Tribe, a governmental entity, and as such there is no owners’ or shareholders’ equity deficit as traditionally represented under FASB pronouncements. The most comparable measure of owners’ equity deficit is presented on the Authority’s balance sheet as fund deficit.

     New Accounting Pronouncements–In March 2003, GASB issued Statement No. 40, Deposit and Investment Risk Disclosures–an amendment of GASB Statement No. 3, which became effective for the Authority on January 1, 2005. This statement requires state and local governments to communicate key information about deposit and investment risks. The impact of adoption of this statement on the financial statements of the Authority did not have a material impact.

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

     Restricted Cash–Restricted cash consists of estimated construction expenses for three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds necessary to develop an approximately 18-acre parcel of land adjacent to the Tribe’s reservation. These funds are held in escrow accounts which are restricted for authorized construction disbursements. These escrow accounts are invested in Certificates of Deposit, which generate interest on a monthly basis. The FDIC has insured $100,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow account. Restricted cash was $7,381,683 and $16,201,721 on June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005, restricted cash includes amounts available for construction of $2,933,128 and land development funds of $4,448,555.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

     Property and Equipment–Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	10 – 39 years
Furniture, fixtures and equipment	5 – 7 years

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

     Capitalized Interest–The interest cost associated with major development and construction projects is capitalized and included in the cost of the Authority. Capitalization of interest ceases when the project is substantially complete or development activity is suspended. Capitalized interest for the six-months ended June 30, 2005 and 2004 was $0 and $1,350,908, respectively.

     Deposits and Other Assets– As of June 30, 2005 and December 31, 2004, deposits and other assets include $6,473,075 and $6,983,920 in unamortized loan costs related to the issuance of the Notes. Deferred loan costs are amortized to interest expense over the term of the related financial arrangement.

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

     Food, Beverage and Retail–The Authority recognizes as food, beverage and retail revenues the proceeds from its food, beverage and gift shop sales. The Authority continues to distribute beverages freely in the gaming area for playing guests.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

     Other Revenues–Other revenues are comprised of commissions on ATM, vending machine transactions and Tribal license revenues.

     Promotional Allowances–The retail value of food and beverages provided to playing customers without charge is included in gross revenues and then deducted as promotional allowances. The redemption of cash incentives earned by the Player’s Club members is also recorded as promotional allowances. The estimated costs of providing complimentary services are recorded as Casino expenses. The costs of such services were $835,332 and $836,938 for the three months ended June 30, 2005 and 2004, respectively; and $1,774,481 and $1,424,438 for the six months ended June 30, 2005 and 2004, respectively.

     Food and Beverage Costs–Food and beverage costs include costs associated with food and beverage operations, excluding amounts classified as Casino expenses.

     Advertising Costs–Advertising costs are expensed the first time advertising takes place. Advertising costs included in selling, general and administrative expenses were $2,687,294 and $830,317 for the three months ended June 30, 2005 and 2004, respectively; and $3,768,738 and $1,693,056 for the six months ended June 30, 2005 and 2004, respectively.

     Income Taxes–As a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian tribe, the Authority is a nontaxable entity for purposes of federal and state income taxes.

     Distributions to Tribe–Distributions to Tribe are made up of a stated draw amount and permitted payments under our Indenture of the Notes. They are included in the statement of revenues, expenses and changes in fund deficit as distributions to Tribe. From January 1, 2005, the Tribal draw was $500,000 per month. Beginning April 1, 2005, the Tribal draw was $1,000,000 per month. During the six months ended June 30, 2005, the Authority also distributed $680,000 to the Tribe as part of reimbursement for construction costs incurred by the Tribe prior to the formation of the Authority. As of June 30, 2005 there is $1,960,000 remaining to be reimbursed to the Tribe for construction costs incurred prior to the formation of the Authority. The total distributions to the Tribe were $3,000,000 and $1,500,000 for the three months ended June 30, 2005 and 2004, respectively; and $5,180,000 and $3,025,000 for the six months ended June 30, 2005 and 2004, respectively.

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

     Starting January 1, 2004, the Authority paid for various expenses for the following departments operated by the Tribe: Tribal Gaming Commission, surveillance, plant operations, human resources, purchasing and warehousing.On January 1, 2005, the Authority started to operate purchasing and warehousing but continued to pay for expenses for the other departments operated by the Tribe. These departmental expenses include, but are not limited to, payroll and related expenses, legal and other operational expenses. Total amounts billed by the Tribe for these departments, excluding Tribal Gaming Commission, were $554,040 and $829,876 for the three months ended June 30, 2005 and 2004 respectively; and were $1,078,880 and $1,490,931 for the six months ended June 30, 2005 and 2004, respectively. They are recorded as a component of selling, general and administrative expenses. The Authority paid for various expenses for the Tribal Gaming Commission, “Gaming Commission Expense” in 2005 and 2004. These expenses were $355,843 and $460,326 for the three months ended June 30, 2005 and 2004, respectively; and $892,456 and $897,549 for the six months ended June 30, 2005 and 2004, respectively.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

5.	DEVELOPMENT AND LOAN AGREEMENT

     The Tribe entered into a Development and Loan Agreement with Dry Creek Casino, LLC (“DCC”) on August 26, 2001, which has been amended from time to time (as amended, the “Development Agreement”). On November 7, 2003, the Authority refinanced $22,600,000 of the $32,600,000 principal amount of the development loan due to DCC under the Development Agreement. The outstanding debt related to the Development Agreement was fully repaid on March 13, 2005.

     In consideration of DCC’s providing credit enhancement and other services under the Development Agreement, the Tribe is obligated to pay DCC the Credit Enhancement Fee. The Credit Enhancement Fee is defined as 20% of the Authority’s net income before distributions to the Tribe plus depreciation and amortization and annual interest on $25.0 million principal amount of the Notes, less revenues from sales of alcoholic beverages. The Credit Enhancement Fee is required to be paid monthly for a period of five years commencing on June 1, 2003. The Credit Enhancement Fee was $1,856,802 and $1,354,717 for the three months ended June 30, 2005 and 2004, respectively; and $3,799,651 and $2,744,954 for the six months ended June 30, 2005 and 2004, respectively.

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

     Cash and cash equivalents and restricted cash consisted of the following as of June 30, 2005 and December 31, 2004:

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

	June 30, 2005	December 31, 2004

Operating accounts	$4,585,943	$10,411,029
Short Term Investments	3,495,576	4,999,800
Cash on hand	2,861,775	3,207,997

Cash and cash equivalents	10,943,294	18,618,826
Restricted cash	7,381,683	16,201,721

Total cash and cash equivalents and restricted cash	$18,324,977	$34,820,547

     The Authority’s cash in banks and cash equivalents (the “investments”) are categorized by level of credit risk assumed by the Authority. Category 1 includes investments that are insured or registered or for which the investments are held by the Authority or its agent in the Authority’s name. Category 2 includes uninsured and unregistered investments for which the investments are held by the counterparty’s trust department or agent in the Authority’s name. Category 3 includes uninsured and unregistered investments for which the investments are held by the counterparty’s agent but not in the Authority’s name. As of June 30, 2005, the Authority has $300,000 in Category 1 investments, $4,385,943 cash in bank and $3,495,576 in short term investments which are Category 2 investments and $7,281,683 restricted cash in bank over the FDIC insurance limits, which are Category 3 investments.Amounts in Category 2 and Category 3 investments are invested in short term, highly liquid cash equivalents and investments. As of 2005, these amounts are composed entirely of money market accounts.

7.	PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2005 and January 1, 2005 consisted of the following:

	Balance, January 1, 2005	Additions	Dispositions	Balance, June 30, 2005

Buildings and improvements	$118,941,344	$8,893,358	$—	$127,834,702
Furniture, fixtures and equipment	22,946,294	2,411,584	(131,122)	25,226,756
Less accumulated depreciation	(10,952,816)	(5,391,509)	95,145	(16,249,180)

	130,934,822	5,913,433	(35,977)	136,812,278

Construction in progress	379,576	799,133	—	1,178,709

Property and equipment-net	$131,314,398	$6,712,566	$(35,977)	$137,990,987

     Construction in progress consists of payments to various vendors related to the Authority’s master plan development and land improvements. Substantially all of the Authority's personal property is pledged as collateral to secure its debt. The Authority has $670,000 in capital lease assets with related accumulated depreciation of $111,667 as of June 30, 2005.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

8.	ACCRUED LIABILITIES

Accrued liabilities consist of the following as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004

Accrued in-house progressive slot jackpots	$337,264	$1,031,468
Accrued payroll and related benefits	2,020,891	1,620,177
Accrued interest	3,250,000	3,325,000
Accrued credit enhancement fees	426,254	389,271
Accrued other expenses	224,886	213,962

Total accrued liabilities	$6,259,295	$6,579,878

9.	LONG-TERM DEBT

Long-term debt consisted of the following as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004

9 3/4% Senior Notes, net of original issue discount,	$197,864,086	$197,695,461
Due 2011
DCC Subordinated Note	—	10,000,000
Vehicle Note	65,493	63,768
Capital Lease Obligations ( see Note 10)	262,455	504,635

Total long-term debt	198,192,034	208,263,864
Less current portion	(204,999)	(10,441,139)

Total long-term debt–net of current maturities	$197,987,035	$197,822,725

     On November 7, 2003, the Authority issued the Notes. The proceeds were utilized to fund an expansion project, which includes three parking structures and related infrastructure improvement, repayment of various debt, and advances and fund payment of various accruals and payables, as well as to increase cash on hand. The proceeds were also utilized to fund a land purchase and settle litigation. The Notes were secured by a first priority pledge of the Authority’s revenue and substantially all of the existing and future tangible and intangible personal property. Before November 1, 2007, the Authority may redeem the Notes, in whole or in part, at a redemption price equal to 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. On or after November 1, 2007, the Authority may redeem the Notes, in whole or in part, at a redemption price that is at a premium to the principal amount of the Notes, (expressed as percentages of principal amount) plus accrued and unpaid interest.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

     On April 29, 2002, the Tribe borrowed $15,000,000 from DCC. The loan is evidenced by a promissory note bearing an interest rate of 12% per annum. In accordance with the Development Agreement, accrued interest on the promissory note was converted to principal through March 31, 2003. Payments on the promissory note commenced on June 1, 2003. The promissory note matures on May 1, 2007. On February 19, 2003, the Development Agreement dated April 29, 2002, the promissory note and the authority funding and loan agreement, were amended to provide an additional advance of $8,000,000, bearing an interest rate of 12% per annum, with principal payments commencing on June 1, 2003. On November 7, 2003, the Authority refinanced $22,600,000 of the $32,600,000 principal amount of the DCC Development Loan from the Notes proceeds. As of December 31, 2004, the outstanding debt related to the Development Agreement was $10,000,000. The outstanding debt related to the Development Agreement was fully repaid on March 13, 2005.

     Fair Value–The Authority’s long-term debt is recorded at an amortized historical cost basis. The fair value of long-term debt approximates $ 221,000,000 at June 30, 2005.

10.	LEASES

     The Authority leases a sprung structure, which is accounted for as an operating lease. Such lease expense was $255,738 for the six months ended June 30, 2005.The scheduled minimum lease payments are expected to be $85,246 for the year ended December 31, 2005. The Authority last renewed the lease agreement through August 17, 2005. The Authority expects to renew the lease agreement upon its expiration.

     On October 1, 2003, the Tribe entered into an operating lease agreement for office and warehouse space to replace existing facilities. The Authority uses a portion of the space and reimburses the Tribe lease fees allocated based on the square footage utilized. The Authority reimbursed the Tribe such lease fees in the amount of $131,753 and $97,305 for the three months ended June 30, 2005 and 2004, respectively; and $263,507 and $213,589 for the six months ended June 30, 2005 and 2004, respectively.

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

     Lease expense was $266,576 and $383,797 for the three months ended June 30, 2005 and 2004, respectively. Lease expense was $532,813 and $759,982 for the six months ended June 30, 2005 and 2004 respectively and is included in selling, general and administrative expenses in the accompanying statement of revenues, expenses and changes in fund deficit. Expected remaining payments under operating leases are $367,583, $573,950, $577,359, $436,528 and $1,213 for the years ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

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

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

     On December 9, 2004, the Court entered an order granting in part and denying in part the Tribe’s motion to dismiss for failure to state a claim and denying the County’s motion for summary judgment. The order reaffirmed the Court’s prior ruling that Public Law 280 does not authorize the County Fire Chief to inspect the Tribe’s reservation or Casino. On March 1, 2005, the Court issued an Order granting in part and denying in part the Tribe’s motion to dismiss for failure to join necessary and indispensable parties, holding that United States of America is an indispensable party as to the road that provides ingress and egress to the Tribe’s reservation from the public highway. On April 29, 2005, the Court entered its final order granting the Tribe's motion for summary judgment on the remaining issue of whether exceptional circumstances existed that supported the issuance of an inspection warrant for the Tribe's Casino, and entered judgment on the entire action in the Tribe's favor. The County Fire Chief filed a notice of appeal in late May, 2005, and briefing on the appeal will occur in the Fall of 2005, with oral arguments and a decision on the merits to follow thereafter.

Inaja Cosmit Band of Mission Indians v. CGCC

     Five California tribes that did not enter into the same form of tribal-state compact as did the Tribe and 60 other tribes (together, the “Compact Tribes”), sued the CGCC in Sacramento Superior Court. The plaintiffs challenge the methodology by which the CGCC calculates the amount of payments required under the compacts to be paid by Compact Tribes into the Revenue Sharing Trust Fund (“RSTF”). The plaintiffs allege that the methodology adopted by the CGCC has resulted in underpayment to tribes eligible to receive RSTF payments of upwards to $10,000,000 dollars. The claim is based on the CGCC's treatment of the initial $1,250 license fee as refundable and as a credit, and its exemption of the first 350 gaming device licenses from quarterly license fees.

     On June 28, 2005, the Superior Court denied the CGCC's motion to dismiss, ruling that the Compact Tribes are, as the CGCC argued, necessary and indispensable parties because the action is intended to affect the amount of payments they make to the RSTF, and, finding further, that the Compact Tribes can be joined as parties to the litigation despite their sovereign immunity because the plaintiff tribes were “third party beneficiaries” of the Compact. If the plaintiffs are successful, the Tribe could be liable for a portion of the damages.

      We are involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. We believe that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on our results of operations, financial condition or cash flows.

12.	COMPACT REVENUE SHARING TRUST FUND

     The Compact requires the Authority to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $333,750 and $667,500 for the three months and six months ended June 30, 2005 and 2004, respectively.

13.	COMMITMENTS AND CONTINGENCIES

     The Authority is an unincorporated instrumentality of the Tribe formed pursuant to a law of the Tribe. While the Authority is not a separate corporation or other legal entity distinct from the Tribe, this tribal law allows the Authority to own and operate its business. This tribal law also provides that the Authority’s obligations and other liabilities are not those of the Tribe and that the obligations and liabilities of the Tribe are not the Authority’s. This law is untested and generally has no direct counterpart in other areas of the law. If this law should prove to be ineffective at limiting the Authority’s liability, the Authority’s business and assets could become subject to claims asserted against the Tribe or its assets. Similarly, the Authority would be liable for such claims if the Tribe waived its sovereign immunity to an extent that allowed enforcement of such claims against the Authority’s business or assets.

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

     The Tribe has an employment agreement with Mr. Norman Runyan to serve as the Chief Operating Officer of the Casino. This three year employment agreement commenced in October 2002 and provides Mr. Runyan an annual salary of $200,000 and a discretionary bonus, as determined by the Tribal Board, of not less than 7% and not more than 25% of his annual salary based on various criteria. If Mr. Runyan’s employment is terminated for other reasons set forth in the employment agreement, including death or disability, Mr. Runyan would be entitled to his salary for three months. Either party may terminate the agreement within 60 days’ written notice.

     As discussed in Note 5, the Development and Loan Agreement between the Tribe and DCC contains a buy-out option which can only be enforced after June 1, 2006. The Authority has not determined if it will exercise the buy-out option.

     As of June 30, 2005, the Authority has entered into purchase commitments of $1,139,144 principally relating to construction of parking structures and infrastructure improvements.

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

Overview

          General

     We have historically operated as a separate wholly-owned operating property of the Tribe. We were formed as an unincorporated instrumentality of the Tribe to own and operate the River Rock Casino. Upon the issuance of our $200.0 million senior notes due 2011 (the “Notes”), on November 13, 2003, the Tribe reorganized so that its gaming business became owned and operated by us. This reorganization was accounted for as a reorganization of entities under common control. In accordance with Statement of Financial Accounting Standards 141 “Business Combinations”, the assets and liabilities of the Casino are presented by us on a historical cost basis.

     We offer Class III slot and video poker gaming machines, house banked table games (including Blackjack, Three card poker, Pai Gow poker and Mini-baccarat), comprehensive food and beverage offerings, and goods for sale in our gift shop.

     Our business has increased since we commenced operations on September 14, 2002, primarily due to increases in the number of gaming positions as we opened additional portions of our facility. On April 1, 2003, we opened our food and beverage facilities and as of June 18, 2003, we had reached full operations with 1,600 slot machines.The history of our operations is as follows:

•	On September 14, 2002, we commenced operations with approximately 66 gaming devices located in a portion of our gaming facility.

•	Between September 14, 2002 and March 31, 2003, we periodically installed and removed a number of our gaming devices in preparation for the opening of our entire gaming facility. During such period, the number of gaming devices operated increased to 242.

•	On April 1, 2003, we opened the remainder of our 62,000 square-foot gaming facility, including our food and beverage facilities, our Players Club, 16 table games and an additional 302 gaming devices.

•	Between April 1, 2003 and June 18, 2003, we gradually increased the number of gaming devices from 544 to our current total of 1,600.

•	On February 3, 2005, we increased the number of table games from 16 to our current total of 24.

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

     At the beginning of 2003, we started our infrastructure projects, including the excavation of a hillside and the construction of retaining walls. In April 2003, we began the design process for the three new parking structures. The parking structures portion of the expansion project was completed in two phases and our existing gaming facility remained open during construction. On October 29, 2004, we obtained a temporary certificate of occupancy to open the entire first parking for self and valet parking. On December 1, 2004, we received a certificate of substantial completion on the first parking structure. The second phase, which included our second and third new parking structures with approximately 445 and approximately 470 spaces, respectively, opened on December 29, 2004. We renewed our temporary certificate of occupancy on August 1, 2005. As of June 30, 2005, we have available parking spaces to accommodate a total of approximately 1,735 customer parked vehicles and 2,100 vehicles when operated by a valet service.

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

•	Accrued Progressive Slot Jackpots– Accrued progressive slot jackpots consist of estimates for prizes relating to various games that have accumulated jackpots. We have recorded the cost of these anticipated payouts as a reduction of Casino revenues, and the cost is included as a component of accrued liabilities.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

•	Accrued Slot Players Club – In accordance with Emerging Issues Task Force Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future, we have recorded a liability related to prizes and cash incentives earned by the members of our Player’s Club and have adjusted the liability for the estimated future breakage. We have recorded the cost of the estimated redemption of the liability related to prizes as an operating expense and the estimated redemption of the liability related to cash as promotional allowance in the accompanying statements of revenues, expenses and changes in fund deficit.

•	Contingencies – We assess our exposures to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of June 30, 2005, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

•	Accounting Standards – There are differences between financial statements prepared in accordance with Governmental Accounting Standards Board (“GASB”) pronouncements and those prepared in accordance with Financial Accounting Standards Board (“FASB”) pronouncements. The statement of revenues, expenses, and fund deficit is a combined statement under GASB pronouncements. FASB pronouncements allow a statement of income or operations and a statement of owners’ or shareholders’ deficit, which is where distributions to owners would be presented under FASB pronouncements. The amount shown on our statement of revenues, expenses and fund deficit as net income before tribal distributions would not be different if we followed all FASB pronouncements to determine net income and would be the most comparable amount to net income computed under FASB pronouncements. We are an unincorporated instrumentality created by tribal law and accounted for as a separate fund of the Tribe; as such there is no owners’ or shareholders’ (deficit) equity as traditionally represented under FASB pronouncements. The most comparable measure of owners’ (deficit) equity presented on our balance sheet would be fund deficit.

Results of Operations

Comparison of the three months ended June 30, 2005 and 2004

     Net Revenues. Our net revenues for the three months ended June 30, 2005 increased by $10.4 million to $35.8 million from $25.4 million for the three months ended June 30, 2004. The increase is attributed to more frequent and longer visits from guests due to our increased parking capacity and our expanded bus program. Approximately 97.4% of our net revenues were from our gaming activities in the second quarter of 2005. We generated $31.0 million from slot machines and $3.8 million from table games for the three months ended June 30, 2005 compared to $22.2 million and $2.3 million for the three months ended June 30, 2004.Our win per slot machine per day was $215 in the second quarter of 2005 which increased from $153 in the second quarter of 2004. The increase is a result of the significant increase in the number of patrons from drive ups and the expansion of our bus program.

     We generated $1.8 million and $1.2 million in food, beverage and retail sales for three months ended June 30, 2005 and 2004. The increase is a result of increased number of patrons. The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances.

     Operating expenses. Operating expenses for the three months ended June 30, 2005 were $25.8 million, or 72.0% of net revenues, compared to $18.2 million, or 71.7% of net revenues, for the three months ended June 30, 2004. The increase is attributable to our increased marketing efforts. Our operating costs as a percentage of net revenues remained constant.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

      Casino expense includes costs associated with our gaming operations.Casino expense also includes an allocation of food, beverage and retail expense related to the costs of complimentary activities. Our Casino expense for the three months ended June 30, 2005 increased to $5.2 million, or 15.0% of Casino revenues, from $4.7 million, or 19.2% of Casino revenues, for the three months ended June 30, 2004. The increase in Casino expense is attributable to the increased operational activities as we increased the parking spaces and our expanded bus programs. Our Casino expense as a percentage of Casino revenues decreased due to increased labor efficiencies and our ability to leverage certain fixed Casino costs over increased Casino revenues.

     Food, beverage and retail expense for the three months ended June 30, 2005 was $1.6 million, or 88.0% of food, beverage and retail revenue, compared to $1.1 million, or 94.0% of food and beverage revenue for the three months ended June 30, 2004. Such decrease in the expense ratio is attributable to increased labor efficiency.

     Selling, general and administrative expense for the three months ended June 30, 2005 increased by $4.9 million to $13.6 million, or 38.4% of net revenues, from $8.7 million, or 34.2 % of net revenues, for the three months ended June 30, 2004. The increase in selling, general and administrative expense is mainly attributable to increased marketing efforts.

     Depreciation expense for the three months ended June 30, 2005 was $2.8 million compared to $1.5 million for the three months ended June 30, 2004. Depreciation expense was computed using the straight-line method over the useful lives of the property, plant and equipment. The increase in depreciation expenses is due to having a full quarter of depreciation for the three parking structures.

      We began paying the Credit Enhancement Fee in June 2003. The Credit Enhancement Fee was $1.9 million and $1.4 million for the three months ended June 30, 2005 and 2004. The increase is attributable to our greater net income.

     Gaming Commission expense was $0.4 million compared to $0.5 million for the three months ended June 30, 2005 and 2004. The Gaming Commission expense consists of our reimbursement of the Tribal Gaming Commission's costs in connection with the inspection of all gaming operations within the Tribe's reservation boundaries, enforcement of all provisions of the tribal gaming ordinance, investigation of all allegations of violations of the tribal gaming ordinance, conducting or arranging for background investigations of all applicants for tribal gaming licenses, issuing gaming licenses in accordance with the tribal gaming ordinance and the Compact, the payment of the salaries of the gaming commissioners and other employees of the Tribal Gaming Commission, and the payment of our auditor's fees.

     Compact revenue sharing trust fund (“RSTF”) expense remained the same at $0.3 million for the three months ended June 30, 2005 and 2004. Compact revenue sharing trust fund includes payments associated with operating 1,600 gaming devices. These fees became payable by the Tribe when we commenced operations in September 2002 and are based on the number of our gaming device licenses. Compact revenue sharing trust fund expense includes payments to the RSTF as required by our Compact with the State of California. The Tribe is obligated to remit certain fees to the California Gambling Control Commission (“CGCC”) on a quarterly basis for inclusion in the RSTF. The RSTF is for the benefit of tribes that have no or limited gaming. We pay these fees on behalf of the Tribe.

     Income from operations. Income from operations for the three months ended June 30, 2005 was $10.0 million, or 28.2% of net revenues, compared to $7.2 million or 28.3% of net revenues for the three months ended June 30, 2004. Our income from operations as a percentage of net revenues remained constant.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

     Other expense, net. Other expense, net for the three months ended June 30, 2005 decreased to $5.2 million, or 14.6% of net revenues from $5.4 million, or 21.3% of net revenue, for the three months ended June 30, 2004. Other expense, net included $5.2 million of interest expense for the three months ended June 30, 2005, compared to $5.5 million of interest expense (net of capitalized interest of $0.9 million) for the three months ended June 30, 2004.

     Income before distributions to Tribe. Income before distributions to Tribe for the three months ended June 30, 2005 increased by $3.0 million to $4.8 million, or 13.6% of net revenues, from $1.8 million, or 7.0% of net revenues for the three months ended June 30, 2004.

Comparison of the six months ended June 30, 2005 and 2004

     Net revenues. Net revenues for the six months ended June 30, 2005 increased by $17.6 million to $68.5 million from $50.9 million for the six months ended June 30, 2004. The increase is attributed to the Casino’s full-scale operation and having all three parking structures open in the six months ended June 30, 2005. Approximately 97.2% of our net revenues were from our gaming activities in the six months ended June 30, 2005. We generated $59.4 million from slot machines and $7.2 million from table games for the six months ended June 30, 2005. Our win per slot machine per day was $215 in the first six months of 2005 which increased from $152 in the first six months of 2004. The increase is a result of the significant increase in the number of patrons from drive ups and the expansion of our bus program.

     We generated $3.4 million and $2.4 million in food, beverage and retail sales for six months ended June 30, 2005 and 2004. The increase is a result of increased number of patrons. The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances.

     Operating expenses. Operating expenses for the six months ended June 30, 2005 were $48.5 million, or 70.9% of net revenues, compared to $36.2 million, or 71.1% of net revenues, for the six months ended June 30, 2004. The increase in operating expenses of $12.3 million is attributable to increased gaming activities. However, our operating costs as a percentage of net revenues remained constant.

     Casino expense includes costs associated with our gaming operations. Casino expense also includes an allocation of food, beverage and retail expense related to the costs of complimentary activities. Our Casino expense for the six months ended June 30, 2005 increased to $10.6 million, or 15.9% of Casino revenues, from $9.1 million, or 18.6% of Casino revenues, for the six months ended June 30, 2004. Our Casino expenses as a percentage of Casino revenues decreased due to continuous increase in labor efficiencies and economies of scale.

     Food, beverage and retail expense for the six months ended June 30, 2005 was $3.1 million, or 90.0% of food, beverage and retail revenue, increasing from $2.5 million or 102.6% of food, beverage and retail revenue for the six months ended June 30, 2004. Such decrease in the expense ratio is attributable to continuous increase in labor efficiency.

     Selling, general and administrative expense for the six months ended June 30, 2005 increased by $6.9 million to $24.1 million, or 35.4% of net revenues, from $17.2 million, or 33.8% of net revenues, for the six months ended June 30, 2004. The increase in selling, general and administrative expense is mainly attributable to increased marketing efforts.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

     Depreciation expense for the six months ended June 30, 2005 was $5.4 million compared to $3.1 million for the six months ended June 30, 2004. Depreciation expense was computed using the straight-line method over the useful lives of the property, plant and equipment. The increase in depreciation expenses is due to having a half year of depreciation for the three parking structures.

     We began paying the Credit Enhancement Fee in June 2003. The credit enhancement fee was $3.8 million, or 5.6% of net revenues, for the six months ended June 30, 2005 compared to $2.7 million or 5.4% of net revenues for the six months ended June 30, 2004.

     Gaming Commission expense for the six months ended June 30, 2005 and 2004 remained the same at $0.9 million. The Gaming Commission expense consists of our reimbursement of the Tribal Gaming Commission's costs in connection with the inspection of all gaming operations within the Tribe's reservation boundaries, enforcement of all provisions of the tribal gaming ordinance, investigation of all allegations of violations of the tribal gaming ordinance, conducting or arranging for background investigations of all applicants for tribal gaming licenses, issuing gaming licenses in accordance with the tribal gaming ordinance and the Compact, the payment of the salaries of the gaming commissioners and other employees of the Tribal Gaming Commission, and the payment of our auditor's fees.

     Compact revenue sharing trust fund expense remained the same at $0.7 million for the six months ended June 30, 2005 and 2004. Compact revenue sharing trust fund includes payments associated with operating 1,600 gaming devices. These fees became payable by the Tribe when we commenced operations in September 2002 and are based on the number of our gaming device licenses. Compact revenue sharing trust fund expense includes payments to the RSTF as required by our Compact with the State of California. The Tribe is obligated to remit certain fees to the California Gambling Control Commission (“CGCC”) on a quarterly basis for inclusion in the RSTF. The RSTF is for the benefit of tribes that have no or limited gaming. We pay these fees on behalf of the Tribe.

     Income from operations. Income from operations for the six months ended June 30, 2005 was $19.9 million, or 29.2% of net revenues, compared to $14.7 million or 28.9% of net revenues, for the six months ended June 30, 2004. Our income from operations is as a percentage of net revenues remained constant.

     Other expense, net. Other expense, net for the six months ended June 30, 2005 increased to $10.5 million, or 15.5% of net revenues from $9.4 million, or 18.4% of net revenues, for the six months ended June 30, 2004. Other expense, net included $10.6 million of interest expense for the six months ended June 30, 2005, compared to $9.6 million of interest expense (net of capitalized interest of $1.4 million) for the six months ended June 30, 2004.

     Income before distributions to Tribe. Income before distributions to Tribe for the six months ended June 30, 2005 increased by $4.0 million to $9.4 million, or 13.8% of net revenues from $5.4 million, or 10.5% of net revenues for the six months ended June 30, 2004.

Liquidity and Capital Resources

     Since our inception, we have funded our capital expenditures and working capital requirements primarily through debt financing, gaming equipment supplier financing, other financing and operating cash flow.

     Construction of our Casino and infrastructure improvements commenced on April 1, 2002. The first portion of our gaming facility was completed in September 2002. As of June 30, 2005, we had spent approximately $71.4 million on the planning, development and construction of our gaming facility, infrastructure and furniture, fixtures and equipment excluding the expansion project. We financed the development with borrowings and development advances, which funded the development of our site and costs associated with construction.

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

     During the spring of 2004, we revised our budget for the expansion project to approximately $73.7 million of which we have spent $72.6 million as of June 30, 2005. Our final budget estimate is comprised of $39.4 million for the three parking structures, which is $0.5 million more than our original budget, and $34.3 million for infrastructure improvements, which is $8.6 million more than our original estimate. The budget for the expansion project was greater than original estimates because in an effort to expedite construction, we commenced construction before all design documents were finalized, which resulted in inefficiencies and modifications that caused actual construction costs to exceed budgeted amounts. In addition, the infrastructure improvements portion of our expansion project resulted in higher than expected costs due to weather delays and to unforeseeable soil conditions, which required us to substantially increase the scope of the work and quantity of the construction material. We expect to spend the remaining $1.1 million to complete the expansion project.

     As of June 30, 2005, we spent $0.6 million on the development of an approximately 18-acre parcel of land adjacent to the Tribe’s reservation (referred to as the “Dugan property development”) which is expected to include an additional access road to our Casino. We have $4.4 million remaining in a restricted account funded from the proceeds of the offering of the Notes for the Dugan property development.

     Our capital expenditures for the six months ended June 30, 2005 and 2004 were $12.2 million and $31.3 million, respectively. This decrease in 2005 is primarily attributable to the completion of our expansion project and infrastructure improvements.

     As of June 30, 2005, we had cash, cash equivalents and restricted cash of $18.3 million, as compared to $34.8 million as of December 31, 2004. We had restricted cash of $7.4 million as of June 30, 2005 compared to $16.2 million as of December 31, 2004. Our principal source of liquidity during the six months ended June 30, 2005 consisted of cash flow from operating activities. Net cash provided by operating activities for the six months ended June 30, 2005 was $28.4 million, an increase of $11.3 million from $17.1 million for the six months ended June 30, 2004.

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

     Net cash used for capital and related financing activities for the six months ended June 30, 2005 was $30.9 million, compared to $11.4 million net cash used for capital and related financing activities for the six months ended June 30, 2004. Cash flow used in capital and related financing activities was primarily for repayment of the promissory note to DCC in the amount of $10.0 million and for the completion of parking structure and related infrastructure. Cash flow used in non-capital financing activities for the six months ended June 30, 2005 was $5.2 million, an increase of $2.2 million from $3.0 million for the six months ended June 30, 2004. Cash flow used in non-capital financing activities consisted of distributions to the Tribe.

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

Contractual Obligations as of June 30, 2005

     The following table summarizes our contractual obligations and commitments as of June 30, 2005:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long term debt obligations	$200,065,493	$23,484	$42,009	$—	$200,000,000
Purchase Obligations	1,139,144	1,139,144	—	—	—
Operating Lease Obligations	1,956,633	652,972	1,157,021	146,640	—
Capital lease obligations	262,455	181,515	48,946	31,994	—

Total obligations (c)	$203,423,725	$1,997,115	$1,247,976	$178,634	$200,000,000

     (a)      Long term debt obligations do not include interest payments of $19.5 million in less than 1 year; $58.5 million in 1-3 years; $39.0 million in 3-5 years and $10.1 million in more than 5 years.

     (b)      Purchase obligations include payments obligations to our general contractor for construction of the three parking structures and infrastructure improvements and the designed fee obligation to the architecture company. Purchase obligations are paid through our construction escrow accounts which were funded by proceeds from the issuance of the Notes.

     (c)      Total obligations do not include the revenue sharing trust fund payments. The Compact requires us to pay a quarterly fee of $0.4 million to the revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe.

Regulation and Taxes

     We are subject to extensive regulation by the Tribal Gaming Commission, the California Gambling Control Commission and the National Indian Gaming Commission. Changes in applicable laws or regulations could have a significant impact on our operations.

     We had initially applied for a liquor license for our Casino in 2002. On September 15, 2004, the California Department of Alcohol Beverage Control (“ABC”) decided to recommend the denial of our alcohol license application based upon a finding by the California State Fire Marshal that although the Casino was in compliance with applicable building codes, if alcohol were served in the Casino, it would fall out of compliance. We believe that we are in compliance with all applicable safety codes required to obtain an alcohol license for the Casino. In May 2005, we contested the ABC’s denial before an administrative law judge. The administrative hearing office received the administrative law judge’s proposed decision on August 1, 2005. This proposed decision will be submitted to the ABC chief counsel within 24 hours. After it leaves the chief counsel's office, it will be up to the ABC to release the proposed decision to the public. According to the Administrative Procedure Act, the ABC has up to 30 days from receipt of the proposed decision to release it to us and the public. We expect to see this proposed decision on or before August 31, 2005.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

     Since we are a governmental instrumentality of the Tribe located on reservation land held in trust by the United States of America, we are not subject to federal or state income taxes. Various efforts have been made in Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. It is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on our operating results and cash flow from operations.

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

     Through June 30, 2005, we had not invested in derivative or foreign currency-based financial instruments. Additionally, we primarily have fixed rate debt. As such, we do not believe we have material exposure to market risk.

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

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a – 15(e) and 15d – 15(e)) as of the end of the quarterly period ended June 30, 2005. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to us as required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving its objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

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

     On December 9, 2004, the Court entered an order granting in part and denying in part the Tribe’s motion to dismiss for failure to state a claim and denying the County’s motion for summary judgment. The order reaffirmed the Court’s prior ruling that Public Law 280 does not authorize the County Fire Chief to inspect the Tribe’s reservation or Casino. On March 1, 2005, the Court issued an Order granting in part and denying in part the Tribe’s motion to dismiss for failure to join necessary and indispensable parties, holding that United States of America is an indispensable party as to the road that provides ingress and egress to the Tribe’s reservation from the public highway. On April 29, 2005, the Court entered its final order granting the Tribe’s motion for summary judgment on the remaining issue of whether exceptional circumstances existed that supported the issuance of an inspection warrant for the Tribe’s casino, and entered judgment on the entire action in the Tribe’s favor. The County Fire Chief filed a notice of appeal in late May, 2005, and briefing on the appeal will occur in the Fall of 2005, with oral arguments and a decision on the merits to follow thereafter.

Inaja Cosmit Band of Mission Indians v. CGCC

     Five California tribes that did not enter into the same form of tribal-state compact as did the Tribe and 60 other tribes (together, the “Compact Tribes”), sued the CGCC in Sacramento Superior Court. The plaintiffs challenge the methodology by which the CGCC calculates the amount of payments required under the compacts to be paid by Compact Tribes into the Revenue Sharing Trust Fund (RSTF). The plaintiffs allege that the methodology adopted by the CGCC has resulted in underpayment to tribes eligible to receive RSTF payments of upwards to $10,000,000 dollars. The claim is based on the CGCC’s treatment of the initial $1,250 license fee as refundable and as a credit, and its exemption of the first 350 gaming device licenses from quarterly license fees.

     On June 28, 2005, the Superior Court denied the CGCC's motion to dismiss, ruling that the Compact Tribes are, as the CGCC argued, necessary and indispensable parties because the action is intended to affect the amount of payments they make to the RSTF, and, finding further, that the Compact Tribes can be joined as parties to the litigation despite their sovereign immunity because the plaintiff tribes were “third party beneficiaries” of the Compact. If the plaintiffs are successful, the Tribe could be liable for a portion of the damages.

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

Dated: August 15, 2005	RIVER ROCK ENTERTAINMENT AUTHORITY (Registrant)

	By:	/s/ Douglas Searle
Name: Douglas Searle
Title: Chief Executive Officer

	By:	/s/ Yuan Fang (Yvonne) Mao
Name: Yuan Fang (Yvonne) Mao
Title: Chief Financial Officer

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

EXHIBIT INDEX

Exhibit No.	Exhibit

1.1	Purchase Agreement, dated as of November 4, 2003, by and among the River Rock Entertainment Authority (the “Authority”), an unincorporated instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian Tribe (the “Tribe”) and CIBC World Markets Corp. (the “Initial Purchaser”) (filed as Exhibit 1.1 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

3.1	Dry Creek Rancheria Band of Pomo Indians Ordinance No. 03-10-25-003 setting forth the River Rock Entertainment Authority Act of 2003 (filed as Exhibit 3.1 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

3.2	Dry Creek Rancheria Band of Pomo Indians Tribal Council Resolution No. 03-10-25-002 (the River Rock Entertainment Authority and Bond Resolution Act) approving, among other things, creation ofthe River Rock Entertainment Authority (filed as Exhibit 3.2 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

3.3	Dry Creek Rancheria Band of Pomo Indians Ordinance No. 97-08-04, as amended October 25, 2003, authorizing and regulating gaming on the Dry Creek Indian Rancheria (filed as Exhibit 3.3 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

4.1	Indenture, dated as of November 7, 2003, by and among the Authority, the Tribe and U.S. Bank National Association, as Trustee (the “Trustee”), together with the Exhibits attached thereto (filed as Exhibit 4.1 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

4.2	Form of Global 9 3/4% Senior Note due 2011 (contained in the Indenture filed as Exhibit 4.1 herewith) (filed as Exhibit 4.2 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

4.3	Registration Rights Agreement, dated as of November 7, 2003, by and between the Authority and the Initial Purchaser (filed as Exhibit 4.3 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

4.4	Intercreditor Agreement, dated as of November 7, 2003, by and among the Trustee, Dry Creek Casino, LLC, the Authority and the Tribe (filed as Exhibit 4.4 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.1	Tribal-State Compact between the Dry Creek Rancheria Band of Pomo Indians and the State of California, effective May 2000 (filed as Exhibit 10.1 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

10.2	Cash Collateral and Disbursement Agreement, dated as of November 7, 2003, by and among the Trustee, U.S. Bank National Association, as USB disbursement agent, Wells Fargo Bank, N.A., as WFB disbursement agent, Merritt & Harris, Inc., as Independent Construction Consultant, the Authority and the Tribe (filed as Exhibit 10.2 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.3	Amendment No. 1 to Cash Collateral and Disbursement Agreement, dated as of November 17, 2003, by and among the Trustee, U.S. Bank National Association, as USB disbursement agent, Wells Fargo Bank, N.A., as WFB disbursement agent, Merritt & Harris, Inc., as Independent Construction Consultant, the Authority and the Tribe (filed as Exhibit 10.3 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.4	U.S. Bank National Association Control Agreement, dated as of November 7, 2003, by and among the Trustee, U.S. Bank National Association, as disbursement agent, securities intermediary and depository bank, the Authority and the Tribe (filed as Exhibit 10.4 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.5	Wells Fargo Bank, N.A. Control Agreement, dated as of November 7, 2003, by and among the Trustee, Wells Fargo Bank, N.A., as depository bank, the Authority and the Tribe (filed as Exhibit 10.5 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.6	Wells Fargo Bank, N.A. side letter dated December 1, 2003, from Wells Fargo Bank, N.A. to the Trustee (filed as Exhibit 10.6 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.7	Pledge and Security Agreement, dated as of November 7, 2003, by and among the Authority, the Tribe and the Trustee (filed as Exhibit 10.7 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.8	Development and Loan Agreement, dated as of August 26, 2001, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.8 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.9	Amendment to the Development and Loan Agreement, dated as of April 29, 2002, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.9 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.10	Second Amendment to Development and Loan Agreement, dated as of February 19, 2003, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.10 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.11	Third Amendment to Development and Loan Agreement, dated as of May 29, 2003, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.11 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

10.12	Fourth Amendment to Development and Loan Agreement, dated as of October 9, 2003, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.12 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.13	Fifth Development and Loan Agreement, dated as of October 9, 2003 by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.13 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.14	Sixth Amendment to the Development and Loan Agreement, dated as of November 7, 2003, by and between the Authority and Dry Creek Casino, LLC (filed as Exhibit 10.14 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.15	Employment Agreement, dated as of December 24, 2001, by and between the Tribe and Douglas Searle (filed as Exhibit 10.15 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.16	Employment Agreement, dated as of October 14, 2002, by and between the Tribe and Norman Runyan (filed as Exhibit 10.16 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.17	Agreement, dated as of May 28, 2003, by and between the Tribe and FFKR Architects/Planners II (filed as Exhibit 10.17 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.18	Agreement, dated as of October 2, 2003, by and between the Tribe and FFKR Architects/Planners II (filed as Exhibit 10.18 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.19	Agreement, dated as of April 1, 2004, by and between the Authority and Swinerton Builders (filed as Exhibit 10.19 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.20	Lease Agreement, dated as of May 30, 2002, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.20 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.21	Amendment No. 1 to Lease Agreement, dated as of February 26, 2004, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.21 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.22	Dry Creek Casino, LLC Amended and Restated Limited Recourse Promissory Note, dated November 7, 2003, by and among the Authority and Dry Creek Casino, LLC (filed as Exhibit 10.22 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

31.1	Certification by Douglas Searle, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Yuan Fang (Yvonne) Mao, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)