Form 10-Q
period 2005-09-30
River Rock Entertainment Authority
filed 2005-11-14
CIK 1288924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from:_______________ to _________________

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

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

BALANCE SHEETS
(Unaudited)

ASSETS	September 30, 2005	December 31, 2004

CURRENT ASSETS:
Cash and cash equivalents	$18,348,614	$18,618,826
Restricted cash-current	776,284	11,516,316
Accounts receivable	70,277	53,796
Inventories	525,405	383,411
Prepaid expenses and other current assets	1,227,358	773,831

Total current assets	20,947,938	31,346,180

RESTRICTED CASH–Net of Current	6,628,804	4,685,405

PROPERTY AND EQUIPMENT:
Buildings and improvements	128,661,398	118,941,344
Furniture, fixtures and equipment	25,520,721	22,946,294

	154,182,119	141,887,638
Accumulated depreciation	(18,979,427)	(10,952,816)
Construction in progress	1,408,512	379,576

Property and equipment–net	136,611,204	131,314,398

DEPOSITS AND OTHER ASSETS	6,640,794	7,466,553

TOTAL	$170,828,740	$174,812,536

LIABILITIES AND FUND DEFICIT
CURRENT LIABILITIES:
Accounts payable:
Trade	$2,402,929	$3,398,174
Construction	776,284	4,091,862
Accrued liabilities	11,515,690	6,579,878
Current maturities of long-term debt	107,569	10,441,139

Total current liabilities	14,802,472	24,511,053

LONG-TERM DEBT – net of current maturities	198,182,186	197,822,725

FUND DEFICIT
Invested in capital assets-net of related debt	(61,678,551)	(77,373,777)
Restricted for capital projects	7,405,088	16,201,721
Unrestricted	12,117,545	13,650,814

Total Fund Deficit	(42,155,918)	(47,521,242)

TOTAL LIABILITIES AND FUND DEFICIT	$170,828,740	$174,812,536

The accompanying notes are an integral part of these unaudited financial statements.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN FUND DEFICIT
(Unaudited)

	Three-Month		Nine- Month
	Period Ended		Period Ended
	September 30,		September 30,

	2005	2004	2005	2004

REVENUES:
Casino	$34,788,259	$27,177,352	$101,356,750	$76,462,311
Food, beverage & retail	2,108,605	1,513,930	5,512,966	3,911,778
Other	159,069	151,768	508,201	421,816

Gross revenues	37,055,933	28,843,050	107,377,917	80,795,905
Promotional allowance	(1,476,730)	(709,718)	(3,324,914)	(1,740,532)

Net revenues	35,579,203	28,133,332	104,053,003	79,055,373
OPERATING EXPENSES:
Casino	5,603,438	5,180,163	16,196,511	15,574,001
Food, beverage & retail	1,748,287	1,245,366	4,812,267	3,457,893
Selling, general and administrative	13,269,422	10,177,894	36,926,891	25,939,663
Depreciation	2,798,182	1,588,670	8,189,691	4,658,349
Credit enhancement fee	1,861,997	1,061,711	5,661,648	3,806,665
Gaming Commission & surveillance expense	623,322	624,489	1,991,475	1,974,299
Compact revenue sharing trust fund	333,750	333,750	1,001,250	1,001,250

Total operating expenses	26,238,398	20,212,043	74,779,733	56,412,120

INCOME FROM OPERATIONS	9,340,805	7,921,289	29,273,270	22,643,253

OTHER EXPENSE–Net
Interest expense	(5,229,867)	(4,267,150)	(15,822,004)	(13,848,312)
Interest income	107,514	113,665	199,468	396,953
Loss on sale of assets	(70,140)	(4,605)	(104,117)	(59,122)
Other expense	(344)	(416)	(1,293)	(637)

Other expense-net	(5,192,837)	(4,158,506)	(15,727,946)	(13,511,118)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	4,147,968	3,762,783	13,545,324	9,132,135

DISTRIBUTIONS TO TRIBE	(3,000,000)	(2,421,198)	(8,180,000)	(5,446,198)

NET INCOME AFTER DISTRIBUTIONS TO TRIBE	1,147,968	1,341,585	5,365,324	3,685,937

FUND DEFICIT–Beginning of period	(43,303,886)	(50,010,422)	(47,521,242)	(52,354,774)

FUND DEFICIT–End of period	$(42,155,918)	$(48,668,837)	$(42,155,918)	$(48,668,837)

The accompanying notes are an integral part of these unaudited financial statements.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine- Month Period Ended September 30,

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$104,036,522	$79,058,173
Cash paid for salaries and benefits	(22,935,112)	(19,681,716)
Cash paid to suppliers	(38,418,879)	(29,467,234)
Cash paid for compact revenue sharing trust fund	(1,001,250)	(1,001,250)

Net cash provided by operating activities	41,681,281	28,907,973

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Payments of long-term debt	(10,454,846)	(60,973)
Purchases of property and equipment	(16,687,893)	(38,561,391)
Change in restricted cash	8,796,633	36,828,835
Interest paid	(10,002,800)	(10,054,200)
Credit enhancement fee	(5,491,580)	(3,403,382)
Proceeds from sale of assets	9,500	122,580
Other	59,493	(251,533)

Net cash used in capital and related financing activities	(33,771,493)	(15,380,064)

CASH FLOW FROM NON-CAPITAL FINANCING ACTIVITIES-Distributions to Tribe	(8,180,000)	(5,446,198)

CHANGE IN CASH AND CASH EQUIVALENTS	(270,212)	8,081,711

CASH AND CASH EQUIVALENTS, Beginning of the period	18,618,826	16,897,644

CASH AND CASH EQUIVALENTS, End of the period	$18,348,614	$24,979,355

RECONCILIATION OF INCOME BEFORE DISTRIBUTIONS TO TRIBE TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
Income before Distributions to Tribe	$13,545,324	$9,132,135

Adjustments to reconcile operating income to net cash
provided by operating activities:
Depreciation	8,189,691	4,658,349
Interest Expense, net	15,822,004	13,848,312
Credit enhancement fee	5,661,648	3,806,665
Loss on sale of assets	104,117	59,122
Changes in operating assets and liabilities:
Accounts receivable	(16,481)	30,130
Inventories	(141,994)	(201,635)
Prepaid expenses and other current assets	(453,527)	346,400
Accounts payable-trade	(995,245)	(3,268,166)
Accrued liabilities	(34,256)	496,661

Total adjustments	28,135,957	19,775,838

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine- Month Period Ended September 30,

	2005	2004

NET CASH PROVIDED BY OPERATING ACTIVITIES	$41,681,281	$28,907,973

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:
Acquisition of property and equipment through third party financing	$227,799	$690,566
Acquisition of property and equipment through accounts payable construction	776,284	4,727,072
Capitalized interest included in purchases of property and equipment paid with notes	—	2,545,626

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

The Tribe opened a portion of the Casino on September 14, 2002. Following completion of construction the Casino was fully opened on April 1, 2003.

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

Income before distributions to the Tribe was $4,147,968 and $3,762,783 for the three months ended September 30, 2005 and 2004 respectively. Income before distributions to the Tribe was $13,545,324 and $9,132,135 for the nine months ended September 30, 2005 and 2004 respectively. A fund deficit of $42,155,918 exists as of September 30, 2005. The Authority’s current assets exceeded its current liabilities by $6,145,466 as of September 31, 2005. On November 7, 2003, the Authority issued $200.0 million in its 9¾% Senior Notes, due 2011 (the “Notes”), and used a portion of the proceeds to reduce its current payables, accruals and debt. The Authority’s ability to fund future debt service payments is dependent upon the success of the Casino. Management believes that the Casino will attract sufficient patronage levels to continue to provide sufficient cash flows and to repay its indebtedness. The Authority reached its substantial completion of the construction of the enhanced parking structure on December 29, 2004. On September 13, 2005 the Authority received a certificate of occupancy on the parking structures. On October 1, 2005, the Authority’s certificate of occupancy for the parking structure was revoked and a temporary occupancy permit was issued due to some remaining construction issues. On November 4, 2005, a full certificate of occupancy was issued to the Authority for the parking structures.

The Authority paid for various expenses for the Tribal Gaming Commission and surveillance in 2005 and 2004. Prior to July 1, 2005, Tribal Gaming Commission and surveillance costs were billed and reimbursed as incurred. Tribal Gaming Commission expenses were reported as Gaming Commission expenses and surveillance costs were reported in Selling General and Administrative Expenses on the Statement of Revenues, Expenses and Change in Fund Balance. Effective July 1, 2005, the Tribal Gaming Commission adopted a regulation on payments of regulatory fees from the Authority. The Tribal Gaming Commission charges the Authority a flat monthly fee of $235,000 to cover any operating expenses incurred by the Tribal Gaming Commission and surveillance which are directly related and necessary to the regulation of the Casino. Thirty days following the end of each calendar quarter, the Tribal Gaming Commission shall reconcile the monthly regulatory fee and actual operating expenses and make necessary adjustments on charges to the Authority in the following month. As of September 30, 2005, Tribal Gaming Commission and surveillance expenses are being recorded in Gaming Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Fund Balance. For consistency and comparability, this change has been reflected in Gaming Commission and surveillance expenses for all periods presented. This presentation resulted in a reclassification of surveillance expenses from Selling General and Administrative Expenses for the three and nine months ended September 30, 2004 of $206,252 and $658,514, respectively.

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

Restricted Cash—Restricted cash consists of estimated construction expenses for three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds necessary to develop an approximately 18 acre parcel of land adjacent to the Tribe’s reservation. These funds are held in escrow accounts which are restricted for authorized construction disbursements. These escrow accounts are invested in CD markets, which generate interest on a monthly basis. The FDIC has insured $100,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow account. Restricted cash was $7,405,088 and $16,201,721 at September 30, 2005 and December 31, 2004, respectively. As of September 30, 2005, restricted cash includes amounts available for construction of $2,943,059 and land development funds of $4,462,029.

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

Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the Authority. Capitalization of interest ceases when the project is substantially complete or development activity is suspended. Capitalized interest for the nine months ended September 30, 2005 and 2004 were $0 and $2,545,626 respectively.

Deposits and Other Assets— As of September 30, 2005 and December 31, 2004, deposits and other assets include $6,217,653 and $6,983,920 in unamortized loan costs related to the issuance of the Notes, $382,028 and $431,441 of equipment deposits, $4,200 and $4,200 of performance deposits and $36,911 and $47,999 of rental deposits. Deferred loan costs are amortized to interest expense over the term of the related financial arrangement.

Accrued Liabilities—Accrued liabilities consist of accrued interest, accrued payroll, accrued credit enhancement fee and other accrued liabilities.

Accrued Progressive Slot Jackpots—Accrued progressive slot jackpots consist of estimates for prizes relating to various games that have accumulated jackpots. The Authority has recorded the cost of these anticipated payouts as a reduction of casino revenues, and the cost is included as a component of accrued liabilities.

Accrued Slot Player’s Club—In accordance with Emerging Issues Task Force Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future, the Authority has recorded a liability related to prizes and cash incentives earned by the members of our Player’s Club and have adjusted the liability for the estimated future breakage. The Authority has recorded the cost of the estimated redemption of the liability related to prizes as an operating expense and the estimated redemption of the liability related to cash as promotional allowance in the accompanying statements of revenues, expenses and changes in fund deficit.

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

Other Revenues—Other revenues are comprised of commissions on ATM and vending machine transactions.

Promotional Allowances—The retail value of food and beverages provided to playing customers without charge is included in gross revenues and then deducted as promotional allowances. The redemption of cash incentives earned by the Player’s Club members is also recorded as promotional allowances. The estimated costs of providing complimentary services are recorded as casino expenses. The costs of such services were $976,024 and $709,718 for the three months ended September 30, 2005 and 2004 respectively; and $2,750,505 and $1,740,532 for the nine months ended September 30, 2005 and 2004, respectively.

Food and Beverage Costs—Food and beverage costs include costs associated with food and beverage, excluding amounts classified as casino expenses.

Advertising Costs—Advertising costs are expensed the first time advertising takes place. Advertising costs included in selling, general and administrative expenses were $2,276,483 and $929,717 for the three months ended September 30, 2005 and 2004, respectively; and $6,045,221 and $2,649,380 for the nine months ended September 30, 2005 and 2004, respectively.

Income Taxes—As a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian tribe, the Authority is a nontaxable entity for purposes of federal and state income taxes.

Distributions to Tribe—Distributions to Tribe are made up of a stated draw amount and permitted payments under our Indenture for the Notes. They are included in the statement of revenues, expenses and changes in fund deficit as distributions to Tribe. From January 1, 2005 to March 31, 2005, the Tribal draw was $500,000 per month. Beginning April 1, 2005, the Tribal draw was $1,000,000 per month. The total distributions to the Tribe were $3,000,000 and $2,421,198 for the three months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, the Authority also distributed $680,000 to the Tribe as part of reimbursements for construction costs incurred by the Tribe prior to the formation of the Authority. As of September 30, 2005, there is $1,960,000 remaining to be reimbursed to the Tribe for construction costs incurred prior to the formation of the Authority. Total distributions to the Tribe were $8,180,000 and $5,446,198 for the nine months ended September 30, 2005 and 2004, respectively.

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

Starting January 1, 2004, the Authority paid for various expenses for the following departments operated by the Tribe: Tribal Gaming Commission, surveillance, plant operations, human resources, purchasing and warehousing. On January 1, 2005, the Authority started to operate purchasing and warehousing but continued to pay for expenses for the other departments operated by the Tribe. These departmental expenses include but are not limited to payroll and related expenses, legal and other operational expenses. Total amounts billed by the Tribe for these departments, excluding Tribal Gaming Commission and surveillance, were $284,006 and $499,034 for the three months ended September 30, 2005 and 2004 respectively; and were $887,184 and $1,537,701 for the nine months ended September 30, 2005 and 2004, respectively. They are recorded as a component of selling, general and administrative expenses.

The Authority paid for various expenses for the Tribal Gaming Commission and surveillance in 2005 and 2004. Prior to July 1, 2005, Tribal Gaming Commission and surveillance costs were billed and reimbursed as incurred. Effective July 1, 2005, the Tribal Gaming Commission adopted a regulation on payments of regulatory fees from the Authority. The Tribal Gaming Commission charges the Authority a flat monthly fee of $235,000 to cover any operating expenses incurred by the Commission which are directly related and necessary to the regulation of the Casino. Thirty days following the end of each calendar quarter, the Tribal Gaming Commission reconciles the monthly regulatory fee and actual operating expenses and makes necessary adjustments on charges to the Authority in the following month. These expenses, recorded as Tribal Gaming Commission and surveillance expenses were $623,322 and $624,489 for the three months ended September 30, 2005 and 2004, respectively; and $1,991,475 and $1,974,299 for the nine months ended September 30, 2005 and 2004, respectively.

5.	DEVELOPMENT AND LOAN AGREEMENT

The Tribe entered into a Development and Loan Agreement with Dry Creek Casino, LLC (“DCC”) on August 26, 2001, which has been amended from time to time (as amended, the “Development Agreement”). In consideration of DCC’s providing credit enhancement and other services under the Development Agreement, the Tribe is obligated to pay DCC the Credit Enhancement Fee. The Credit Enhancement Fee is defined as 20% of the Authority’s net income before distributions to the Tribe plus depreciation and amortization plus annual interest on $25.0 million principal amount of the notes less revenues from sales of alcoholic beverages. The Credit Enhancement Fee is required to be paid monthly for a period of five years commencing on June 1, 2003. The Credit Enhancement Fees were $1,861,997 and $1,061,711 for the three months ended September 30, 2005 and 2004, respectively; and $5,661,648 and $3,806,665 for the nine months ended September 30, 2005 and 2004, respectively.

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

6.	CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004

Operating accounts	$4,149,407	$10,411,029
Short Term Investments	10,873,779	4,999,800
Cash on hand	3,325,428	3,207,997

Cash and cash equivalents	18,348,614	18,618,826
Restricted cash	7,405,088	16,201,721

Total cash and cash equivalents and restricted cash	$25,753,702	$34,820,547

The Authority’s cash in banks and cash equivalents (the “investments”) are categorized by level of credit risk assumed by the Authority. Category 1 includes investments that are insured or registered or for which the investments are held by the Authority or its agent in the Authority’s name. Category 2 includes uninsured and unregistered investments for which the investments are held by the counterparty’s trust department or agent in the Authority’s name. Category 3 includes uninsured and unregistered investments for which the investments are held by the counterparty’s agent but not in the Authority’s name. At September 30, 2005, the Authority had $200,000 in Category 1 investments, $4,049,407 cash in bank and $10,873,779 in short term investments which are Category 2 investments and $7,305,088 restricted cash in bank over the FDIC insurance limits, which are Category 3 investments. Amounts in Category 2 and Category 3 investments are invested in short term, highly liquid cash equivalents and investments. As of 2005, these amounts are composed of money market accounts in the amount of $7,340,246 and A1/P1 bonds in the amount of $10,838,621.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

7.	PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2005 and January 1, 2005 consisted of the following:

	Balance, January 1, 2005	Additions	Dispositions	Balance, September 30, 2005

Buildings and improvements	$118,941,344	$9,720,054	$—	$128,661,398
Furniture, fixtures and equipment	22,946,294	2,851,125	(276,698)	25,520,721
Less accumulated depreciation	(10,952,816)	(8,189,691)	163,080	(18,979,427)

	130,934,822	4,381,488	(113,618)	135,202,692
Construction in progress	379,576	1,028,936	—	1,408,512

Property and equipment—net	$131,314,398	$5,410,424	$(113,618)	$136,611,204

Construction in progress consists of payments to various vendors related to the Authority’s master plan development and land improvements. Substantially all of the Authority's personal property is pledged as collateral to secure its debt. The Authority has $314,808 in capital lease assets with related accumulated depreciation of $32,494 as of September 30, 2005.

8.	ACCRUED LIABILITIES

Accrued liabilities consist of the following as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004

Accrued in-house progressive slot jackpots	$465,986	$1,031,468
Accrued payroll and related benefits	1,904,313	1,620,177
Accrued interest	8,125,000	3,325,000
Accrued credit enhancement fees	559,339	389,271
Accrued other expenses	461,052	213,962

Total accrued liabilities	$11,515,690	$6,579,878

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

9.	LONG-TERM DEBT

Long-term debt consisted of the following as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004

9 3/4% Senior Notes, net of amortized issue discount	$197,948,399	$197,695,461
of $2,051,601 and 2,304,539. Due 2011
DCC Subordinated Note	—	10,000,000
Vehicles Notes GMAC	58,728	63,768
Capital Lease Obligations	282,628	504,635
Total Long Term Debt	198,289,755	208,263,864
Less: current portion	(107,569)	(10,441,139)

Total long-term debt — net of current maturities	$198,182,186	$197,822,725

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

Fair Value—Our long-term debt is recorded at an amortized historical cost basis. The fair value of long-term debt approximates $223,000,000 at September 30, 2005.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

10.	LEASES

The Authority leases a sprung structure, which is accounted for as an operating lease. Such lease expense was $377,214 for the nine months ended September 30, 2005. The scheduled remaining lease payments are expected to be $108,690 for the year ended December 31, 2005. The Authority renewed the lease agreement on August 17, 2005 for $36,230 per month for twenty four (24) months ending August 17, 2007.

On October 1, 2003, the Tribe entered into an operating lease agreement for office and warehouse space to replace existing facilities. The Authority uses a portion of the space and reimburses the Tribe lease fees allocated based on the square footage utilized. The Authority reimbursed the Tribe such lease fees in the amount of $115,094 and $97,305 for the three months ended September 30, 2005 and 2004, respectively; and $352,438 and $336,896 for the nine months ended September 30, 2005 and 2004, respectively.

On September 1, 2004, the Authority entered into a five year capital lease to purchase two licenses to operate three-card poker tables in the amount of $120,000. The capital lease is at 7.25% interest with monthly lease fees of $2,390 and a $1 buyout at the end of the lease term, expiring August 31, 2009.

On September 1, 2004, the Authority entered into a twelve month capital lease to purchase two generators in the amount of $550,000. The capital lease is at 24.3% interest with monthly payments of $56,975 and a $1 buyout at the end of the lease term, expiring August 31, 2005. On September 22, 2005, the Authority made the final lease payment and exercised the buyout option.

Lease expenses were $260,668 and $309,951 for the three months ended September 30, 2005 and 2004, respectively. Lease expenses were $793,481 and $1,065,009 for the nine months ended September 30, 2005 and 2004, respectively, and are included in selling, general and administrative expenses in the accompanying statement of revenues, expenses and changes in fund deficit. Expected remaining payments under operating leases are $288,065, $1,008,710, $867,199, $436,528 and $1,213 for the years ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

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

On December 9, 2004, the Court entered an order granting in part and denying in part the Tribe’s motion to dismiss for failure to state a claim and denying the County’s motion for summary judgment. The order reaffirmed the Court’s prior ruling that Public Law 280 does not authorize the County Fire Chief to inspect the Tribe’s reservation or Casino. On March 1, 2005, the Court issued an Order granting in part and denying in part the Tribe’s motion to dismiss for failure to join necessary and indispensable parties, holding that United States of America is an indispensable party as to the road that provides ingress and egress to the Tribe’s reservation from the public highway. On April 29, 2005, the Court entered its final order granting the Tribe's motion for summary judgment on the remaining issue of whether exceptional circumstances existed that supported the issuance of an inspection warrant for the Tribe's casino, and entered judgment on the entire action in the Tribe's favor. The Sonoma County Fire Chief has appealed, and the briefing should be completed in November 2005. No oral argument has been set by the Court.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

Inaja Cosmit Band of Mission Indians v. CGCC

Five California tribes that did not enter into the same form of tribal-state compact as did the Tribe and 60 other tribes (together, the "Compact Tribes"), sued the California Gambling Control Commission (“CGCC”) in Sacramento Superior Court. The plaintiffs challenge the methodology by which the CGCC calculates the amount of payments required under the compacts to be paid by Compact Tribes into the Revenue Sharing Trust Fund (RSTF). The plaintiffs allege that the methodology adopted by the CGCC has resulted in underpayment to tribes eligible to receive RSTF payments of upwards to $10,000,000. The claim is based on the CGCC's treatment of the initial $1,250 license fee as refundable and as a credit, and its exemption of the first 350 gaming device licenses from quarterly license fees.

On June 28, 2005, the Superior Court denied the CGCC's motion to dismiss, ruling that the Compact Tribes are, as the CGCC argued, necessary and indispensable parties because the action is intended to affect the amount of payments they make to the RSTF, and, finding further, that the Compact Tribes can be joined as parties to the litigation despite their sovereign immunity because the plaintiff tribes were “third party beneficiaries” of the Compact. The Order directed Plaintiffs to join the Compact Tribes as parties to the lawsuit. Plaintiffs petitioned for a writ of mandate, which the Court of Appeal summarily denied on September 15, 2005. Plaintiffs have not, to date to our knowledge, attempted to serve summons and complaint upon the Compact Tribes. The defendants subsequently filed a second motion to dismiss, alleging a failure to diligently prosecute the case, which motion is presently set for hearing on November 15, 2005. If the plaintiffs are successful, the Tribe could be liable for a portion of the damages.

We are involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. We believe that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on our results of operations, financial condition or cash flows.

12.	COMPACT REVENUE SHARING TRUST FUND

The Compact requires the Authority to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $333,750 and $1,001,250 for the three months and nine months ended September 30, 2005 and 2004, respectively.

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

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

The Authority renewed an employment agreement on December 24, 2004 with Mr. Douglas Searle as the Chief Executive Officer of the Authority. This three year employment agreement provides for the payment to Mr. Searle of an initial annual base salary of $300,000, with 5% annual increases. Mr. Searle will also receive a fixed annual bonus equal to 15% of his annual base salary. In addition, Mr. Searle will be entitled to an annual discretionary bonus of up to 25% of his annual base salary based on various subjective criteria. If Mr. Searle’s employment is terminated for reasons other than cause, including death or disability, Mr. Searle will be entitled to his salary for three months and a bonus equal to 25% of his prior year’s bonus. Either party may terminate the agreement with a 90 day written notice.

The Authority renewed an employment agreement with Mr. Norman Runyan on November 8, 2005 to continue to serve as the Chief Operations Officer of the Authority. This three year employment agreement commenced on October 14, 2005 and provides Mr. Runyan an annual salary of $250,000 and a discretionary bonus, as determined by the Tribal Board, of not less than 7% and not more than 25% of his annual salary based on various criteria. If Mr. Runyan’s employment is terminated for other reasons set forth in the employment agreement including death or disability, Mr. Runyan would be entitled to his salary for three months. Either party may terminate the agreement with a 90 day written notice.

As discussed in Note 5, the Development and Loan Agreement between the Tribe and DCC contains a buy-out option which can only be enforced after June 1, 2006. The Authority has not determined if it will exercise the buy-out option.

14.	SUBSEQUENT EVENTS

On October 1, 2005, the Authority’s certificate of occupancy for the parking structure was revoked and a temporary certificate of occupancy was issued due to some remaining construction issues. On November 4, 2005, those issues were resolved and a full certificate of occupancy was issued to the Authority for the parking structures.

On November 7, 2005, Douglas Searle resigned as Chief Executive Officer of River Rock Entertainment Authority. The Authority will begin a search for his replacement immediately.

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

Overview

General

We have historically operated as a separate wholly-owned operating property of the Tribe. We were formed as an unincorporated instrumentality of the Tribe to own and operate the River Rock Casino. Upon the issuance on November 7, 2003 of our $200.0 million senior notes due 2011 (the “Notes”), the Tribe reorganized so that its gaming business became owned and operated by us. This reorganization was accounted for as a reorganization of entities under common control. In accordance with Statement of Financial Accounting Standards 141 “Business Combinations,” the assets and liabilities of the Casino are presented by us on a historical cost basis.

We offer Class III slot and video poker gaming machines, house banked table games (including Blackjack, Three Card Poker, Pai Gow poker and Mini-baccarat), comprehensive food and beverage offerings, and goods for sale in our gift shop.

Our business has increased since we commenced operations on September 14, 2002, primarily due to increases in the number of gaming positions as we opened additional portions of our facility. On April 1, 2003, we opened our food and beverage facilities and as of June 18, 2003, we had reached full operations with 1,600 slot machines. The history of our operations is as follows:

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

On November 7, 2003, we issued the Notes. A portion of the net proceeds from the sale of the Notes was used to fund our expansion project, which includes three new parking structures and infrastructure improvements, to repay various debts and accrued expenses of the Tribe, as well as to increase our cash on hand. The balance of the net proceeds was used to fund a land purchase by the Tribe and settle litigation of the Tribe. The Notes are secured by a first priority pledge of our revenues and substantially all of our existing and future tangible and intangible personal property.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

At the beginning of 2003, we started our infrastructure projects, including the excavation of a hillside and the construction of retaining walls. In April 2003, we began the design process for the three new parking structures. The parking structures portion of the expansion project was completed in two phases and our existing gaming facility remained open during construction. On October 29, 2004, we obtained a temporary certificate of occupancy to open the first parking structure for self and valet parking. On December 1, 2004, we received a certificate of substantial completion on the first parking structure. The second phase, which included our second and third parking structures with approximately 445 and approximately 470 spaces, respectively, opened on December 29, 2004. On September 13, 2005 the Authority received a certificate of occupancy on the parking structures. On October 1, 2005, the Authority’s certificate of occupancy for the parking structure was revoked and a temporary occupancy permit was issued due to some remaining construction issues. On November 4, 2005, a new certificate of occupancy was issued to the Authority for the parking structures. As of September 30, 2005, we have parking spaces to accommodate a total of approximately 1,735 customer parked vehicles and 2,100 vehicles when operated by a valet service.

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

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

•	Accrued Progressive Slot Jackpots — Accrued progressive slot jackpots consist of estimates for prizes relating to various games that have accumulated jackpots. We have recorded the cost of these anticipated payouts as a reduction of casino revenues, and the cost is included as a component of accrued liabilities.

•	Accrued Slot Player’s Club — In accordance with Emerging Issues Task Force Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future, we have recorded a liability related to prizes and cash incentives earned by the members of our Players Club and have adjusted the liability for the estimated future breakage. We have recorded the cost of the estimated redemption of the liability related to prizes as an operating expense and the estimated redemption of the liability related to cash as promotional allowance in the accompanying statements of revenues, expenses and changes in fund deficit.

•	Contingencies — We assess our exposures to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of September 30, 2005, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

•	Accounting Standards — There are differences between financial statements prepared in accordance with Governmental Accounting Standards Board (“GASB”) pronouncements and those prepared in accordance with Financial Accounting Standards Board (“FASB”) pronouncements. The statement of revenues, expenses, and fund deficit is a combined statement under GASB pronouncements. FASB pronouncements allow a statement of income or operations and a statement of owners’ or shareholders’ deficit, which is where distributions to owners would be presented under FASB pronouncements. The amount shown on our statement of revenues, expenses and fund deficit as net income before tribal distributions would not be different if we followed all FASB pronouncements to determine net income and would be the most comparable amount to net income computed under FASB pronouncements. We are an unincorporated instrumentality created by tribal law and accounted for as a separate fund of the Tribe; as such there is no owners’ or shareholders’ deficit as traditionally represented under FASB pronouncements. The most comparable measure of owners’ deficit presented on our balance sheet would be fund deficit.

Results of Operations

Comparison of the three months ended September 30, 2005 and 2004

Net Revenues. Our net revenues for the three months ended September 30, 2005 increased by $7.5 million to $35.6 million from $28.1 million for the three months ended September 30, 2004. The increase is attributed to more frequent and longer visits from guests due to our increased parking capacity and our expanded bus program. Approximately 97.8% of our net revenues was from our gaming activities in the third quarter of 2005. We generated $31.2 million from slot machines and $3.5 million from table games for the three months ended September 30, 2005 compared to $24.5 million and $2.6 million for the three months ended September 30, 2004. Our win per slot machine per day was $213 in the third quarter of 2005, which increased from $167 in the third quarter of 2004. The increase is a result of the significant increase in the number of patrons from drive ups and the expansion of our bus program.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

We generated $2.1 million and $1.5 million in food, beverage and retail sales for three months ended September 30, 2005 and 2004. The increase is a result of increased number of patrons. The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Such allowances were $1.5 million and $0.7 million for the three months ended September 30, 2005 and 2004.

Operating expenses. Operating expenses for the three months ended September 30, 2005 were $26.2 million, or 73.7% of net revenues, compared to $20.2 million, or 71.8% of net revenues, for the three months ended September 30, 2004. Our operating costs increase is a result of our increased casino operations and marketing and advertising costs.

Casino expense includes costs associated with our gaming operations only. Casino expense also includes an allocation of food, beverage and retail expense related to the costs of complimentary activities. On May 1, 2005, we began charging $1.00 for beverages in our non-gaming areas and increased the value of our complimentary beverage to $1.00. Our casino expense ratio prior to this adjustment remained fairly consistent. Casino expense for the three months ended September 30, 2005 increased to $5.6 million, or 16.1% of casino revenues, from $5.2 million, or 19.1% of casino revenues, for the three months ended September 30, 2004.

Food, beverage and retail expense for the three months ended September 30, 2005 was $1.7 million, or 82.9% of food, beverage and retail revenue, compared to $1.2 million, or 82.0% of food and beverage revenue for the three months ended September 30, 2004. The increase in food, beverage and retail expense is attributable to our increased food and beverage promotional efforts.

Selling, general and administrative expenses for the three months ended September 30, 2005 increased by $3.0 million to $13.3 million, or 37.3% of net revenues, from $10.2 million, or 36.2 % of net revenues, for the three months ended September 30, 2004. The increase in selling, general and administrative expenses is mainly attributable to increased marketing efforts.

Depreciation expense for the three months ended September 30, 2005 was $2.8 million compared to $1.6 million for the three months ended September 30, 2004. Depreciation expense was computed using the straight-line method over the useful lives of the property, plant and equipment. The increase in depreciation expenses is due to having a full quarter of depreciation for the three parking structures.

The credit enhancement fee was $1.9 million and $1.1 million for the three months ended September 30, 2005 and 2004. The increase is attributable to our greater net income.

The Authority paid for various expenses for the Tribal Gaming Commission and surveillance in 2005 and 2004. Effective July 1, 2005, the Tribal Gaming Commission adopted a regulation on payments of regulatory fees from the Authority. The Tribal Gaming Commission charges the Authority a flat monthly fee of $235,000 to cover any operating expenses incurred by the Commission which are directly related and necessary to the regulation of the Casino. Thirty days following the end of each calendar quarter, the Tribal Gaming Commission reconciles the monthly regulatory fee and actual operating expenses and make necessary adjustments on charges to the Authority in the following month. Gaming Commission and surveillance expenses were $0.6 million for the three months ended September 30, 2005 and 2004. Gaming Commission and surveillance expenses consists of our reimbursement of the Tribal Gaming Commission's and surveillance costs incurred in connection with the inspection of all gaming operations within the Tribe's reservation boundaries, enforcement of all provisions of the tribal gaming ordinance, investigation of all allegations of violations of the tribal gaming ordinance, conducting or arranging for background investigations of all applicants for tribal gaming licenses, issuing gaming licenses in accordance with the tribal gaming ordinance and the Compact, the payment of the salaries of the gaming commissioners and other employees of the Tribal Gaming Commission, and the payment of our independent auditor's fees.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

Compact revenue sharing trust fund (“RSTF”) expense remained the same at $0.3 million for the three months ended September 30, 2005 and 2004. Compact revenue sharing trust fund includes payments associated with operating 1,600 gaming devices. These fees became payable by the Tribe when we commenced operations in September 2002 and are based on the number of our gaming device licenses. Compact revenue sharing trust fund expense includes payments to the RSTF as required by our Compact with the State of California. The Tribe is obligated to remit certain fees to the CGCC on a quarterly basis for inclusion in the RSTF. The RSTF is for the benefit of tribes that have no or limited gaming. We record these fees as part of our gaming operations.

Income from operations. Income from operations for the three months ended September 30, 2005 was $9.3 million, or 26.3% of net revenues, compared to $7.9 million or 28.1% of net revenues for the three months ended September 30, 2004. Our income from operations as a percentage of net revenues decreased due to our increased marketing and promotional efforts.

Other expense, net. Other expense, net for the three months ended September 30, 2005 increased to $5.2 million, or 14.6% of net revenues from $4.2 million, or 14.8% of net revenue, for the three months ended September 30, 2004. Other expense, net included $5.2 million of interest expense for the three months ended September 30, 2005, compared to $4.3 million of interest expense (net of capitalized interest of $1.2 million) for the three months ended September 30, 2004.

Income before distributions to Tribe. Income before distributions to Tribe for the three months ended September 30, 2005 increased by $0.3 million to $4.1 million, or 11.7% of net revenues, from $3.8 million, or 13.0% of net revenues for the three months ended September 30, 2004.

Comparison of the nine months ended September 30, 2005 and 2004

Net revenues. Net revenues for the nine months ended September 30, 2005 increased by $24.9 million to $104.1 million from $79.1 million for the nine months ended September 30, 2004. The increase is attributed to the casino’s full-scale operation and having all three parking structures open in the nine months ended September 30, 2005. Approximately 97.8% of our net revenues were from our gaming activities in the nine months ended September 30, 2005. We generated $90.6 million from slot machines and $10.8 million from table games for the nine months ended September 30, 2005. Our win per slot machine per day was $209 for the first nine months of 2005, which increased from $156 for the first nine months of 2004. This was a result of the significant increase in the number of drive-up patrons and the expansion of our bus program.

We generated $5.5 million and $3.9 million in food, beverage and retail sales for nine months ended September 30, 2005 and 2004. This was a result of increased number of patrons. The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Such allowances were $3.3 million and $1.7 million for the nine months ended September 30, 2005 and 2004.

Operating expenses. Operating expenses for the nine months ended September 30, 2005 were $74.8 million, or 71.9% of net revenues, compared to $56.4 million, or 71.4% of net revenues, for the nine months ended September 30, 2004. The increase in operating expenses of $18.4 million is attributable to increased gaming activities. However, our operating costs as a percentage of net revenues remained fairly constant as increased gaming and advertising costs were offset by increased revenue.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

Casino expense includes costs associated with our gaming operations. Casino expense also includes an allocation of food, beverage and retail expense related to the costs of complimentary activities. On May 1, 2005, we began charging $1.00 for beverages in our non-gaming areas and increased the value of our complimentary beverage to $1.00. Our casino expense ratio prior to this adjustment decreased 4.4% from 20.4% to 16.0% for the nine months ended September 30, 2005 and 2004 respectively due to an increase in casino revenues and increased efficiencies in labor and operations. After this adjustment, our casino expense for the nine months ended September 30, 2005 increased to $16.2 million, or 16.0% of casino revenues, from $15.6 million, or 20.4% of casino revenues, for the nine months ended September 30, 2004.

Food, beverage and retail expense for the nine months ended September 30, 2005 was $4.8 million, or 87.3% of food, beverage and retail revenue, increasing from $3.5 million or 88.4% of food, beverage and retail revenue for the nine months ended September 30, 2004. Our food, beverage and retail costs as a percentage of food, beverage and retail revenue remained constant.

Selling, general and administrative expense for the nine months ended September 30, 2005 increased by $11.0 million to $36.9 million, or 35.5% of net revenues, from $25.9 million, or 32.8% of net revenues, for the nine months ended September 30, 2004. The increase in selling, general and administrative expense is mainly attributable to increased marketing efforts.

Depreciation expense for the nine months ended September 30, 2005 was $8.2 million compared to $4.7 million for the nine months ended September 30, 2004. Depreciation expense was computed using the straight-line method over the useful lives of the property, plant and equipment. The increase in depreciation expenses is due to having a full nine months of depreciation for the three parking structures.

The credit enhancement fee was $5.7 million for the nine months ended September 30, 2005 compared to $3.8 million for the nine months ended September 30, 2004. The increase in the credit enhancement fee is due to an increase in net income.

The Authority paid for various expenses for the Tribal Gaming Commission and surveillance in 2005 and 2004. Effective July 1, 2005, the Tribal Gaming Commission adopted a regulation on payments of regulatory fees from the Authority. The Tribal Gaming Commission charges the Authority a flat monthly fee of $235,000 to cover any operating expenses incurred by the Commission which are directly related and necessary to the regulation of the Casino. Thirty days following the end of each calendar quarter, the Tribal Gaming Commission reconciles the monthly regulatory fee and actual operating expenses and makes necessary adjustments on charges to the Authority in the following month. Gaming Commission and surveillance expenses were $2.0 million for the nine months ended September 30, 2005 and 2004. The Gaming Commission and surveillance expense consists of our reimbursement of the Tribal Gaming Commission's costs in connection with the inspection of all gaming operations within the Tribe's reservation boundaries, enforcement of all provisions of the tribal gaming ordinance, investigation of all allegations of violations of the tribal gaming ordinance, conducting or arranging for background investigations of all applicants for tribal gaming licenses, issuing gaming licenses in accordance with the tribal gaming ordinance and the Compact, the payment of the salaries of the gaming commissioners and other employees of the Tribal Gaming Commission, and the payment of our independent auditor's fees.

Compact revenue sharing trust fund expense remained the same at $1.0 million for the nine months ended September 30, 2005 and 2004. Compact revenue sharing trust fund includes payments associated with operating 1,600 gaming devices. These fees became payable by the Tribe when we commenced operations in September 2002 and are based on the number of our gaming device licenses. Compact revenue sharing trust fund expense includes payments to the RSTF as required by our Compact with the State of California. The Tribe is obligated to remit certain fees to the CGCC on a quarterly basis for inclusion in the RSTF. The RSTF is for the benefit of tribes that have no or limited gaming. We record these fees as part of our gaming operations.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

Income from operations. Income from operations for the nine months ended September 30, 2005 was $29.3 million, or 28.1% of net revenues, compared to $22.6 million or 28.6% of net revenues, for the nine months ended September 30, 2004. Our income from operations as a percentage of net revenues decreased slightly due to our increased marketing and promotional efforts.

Other expense, net. Other expense, net for the nine months ended September 30, 2005 increased to $15.7 million, or 15.1% of net revenues from $13.5 million, or 17.1% of net revenues, for the nine months ended September 30, 2004. Other expense, net included $15.8 million of interest expense for the nine months ended September 30, 2005, compared to $13.8 million of interest expense (net of capitalized interest of $2.5 million) for the nine months ended September 30, 2004.

Income before distributions to Tribe. Income before distributions to Tribe for the nine months ended September 30, 2005 increased by $4.4 million to $13.5 million, or 13.0% of net revenues from $9.1 million, or 11.6% of net revenues for the nine months ended September 30, 2004.

Liquidity and Capital Resources

Since our inception, we have funded our capital expenditures and working capital requirements primarily through gaming equipment supplier financing, other financing, debt financing and operating cash flow.

Construction of our casino and infrastructure improvements commenced on April 1, 2002. The first portion of our gaming facility was completed in September 2002. As of September 30, 2005, we had spent approximately $73.8 million on the planning, development and construction of our gaming facility, excluding our expansion project, infrastructure and furniture, fixtures and equipment. We financed the development with borrowings and development advances, which funded the development of our site and costs associated with construction.

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

During the spring of 2004, we revised our budget for the expansion project to approximately $73.7 million. We have spent $75.8 million as of September 30, 2005 on design and construction, which was funded through our restricted cash and cash from operations. The excess expenditure of $2.1 million is due to the out of scope work related to our infrastructure portion of the project, which was funded by our operating cash flow. Our final budget estimate is comprised of $39.4 million for the three parking structures, which is $0.5 million more than our original budget, and $34.3 million for infrastructure improvements, which is $8.6 million more than our original estimate. The budget for the expansion project was greater than original estimates because in an effort to expedite construction, we commenced construction before all design documents were finalized, which resulted in inefficiencies and modifications that caused actual construction costs to exceed budgeted amounts. In addition, the infrastructure improvements portion of our expansion project resulted in higher than expected costs due to weather delays and to unforeseeable soil conditions, which required us to substantially increase the scope of the work and quantity of the construction material.

As of September 30, 2005, we spent $0.7 million on the development of an approximately 18-acre parcel of land adjacent to the Tribe’s reservation (referred to as the Dugan property development) which is expected to include an additional access road to our Casino. We have $4.5 million remaining in a restricted account funded from the proceeds of the offering of the Notes for the development of the Dugan property.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

Our capital expenditures for the nine months ended September 30, 2005 and 2004 were $13.6 million and $46.5 million, respectively. This decrease in 2005 is primarily attributable to the substantial completion of our expansion project and infrastructure improvements.

As of September 30, 2005, we had cash, cash equivalents and restricted cash of $25.8 million, as compared to $34.8 million as of December 31, 2004. We had restricted cash of $7.4 million as of September 30, 2005 compared to $16.2 million as of December 31, 2004. Our principal source of liquidity during the nine months ended September 30, 2005 consisted of cash flow from operating activities. Net cash provided by operating activities for the nine months ended September 30, 2005 was $41.7 million, an increase of $12.8 million from $28.9 million for the nine months ended September 30, 2004.

Restricted cash consists of funds set aside in construction financing accounts for construction costs for the three parking structures, infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds for the development of the Dugan property. Our restricted cash is held in escrow accounts which are restricted for authorized construction disbursements until the related projects are completed.

Net cash used for capital and related financing activities for the nine months ended September 30, 2005 was $33.8 million, compared to $15.4 million net cash provided by capital and related financing activities for the nine months ended September 30, 2004. Cash flow used in capital and related financing activities was primarily for repayment of the promissory note to DCC in the amount of $10.0 million and for the completion of the parking structures and related infrastructure. Cash flow used in non-capital financing activities for the nine months ended September 30, 2005 was $8.2 million, an increase of $2.8 million from $5.4 million for the nine months ended September 30, 2004. Cash flow used in non-capital financing activities consisted of distributions to the Tribe.

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

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

Contractual Obligations as of September 30, 2005

The following table summarizes our contractual obligations and commitments as of September 30, 2005:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long term debt obligations (a)	$200,058,728	$23,484	$35,244	$—	$200,000,000
Operating lease obligations	2,559,950	1,006,439	1,551,571	$1,940	$—
Capital lease obligations	282,628	84,085	187,932	10,611	—

Total obligations (b)	$202,901,306	$1,114,008	$1,774,747	$12,551	$200,000,000

(a)	Long term debt obligations do not include interest payments of $19.8 million in less than 1 year; $58.5 million in 1-3 years; $39.0 million in 3-5 years and $1.7 million in more than 5 years.

(b)	Total obligations do not include the revenue sharing trust fund payments. The Compact requires us to pay a quarterly fee of $0.3 million to the revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe.

Regulation and Taxes

We are subject to extensive regulation by the Tribal Gaming Commission, the California Gambling Control Commission and the National Indian Gaming Commission. Changes in applicable laws or regulations could have a significant impact on our operations.

We applied for a liquor license for the Casino in 2002. A number of protests were filed against the application, and on September 15, 2004, the California Department of Alcoholic Beverage Control (“ABC”) determined that the protests were without merit. The ABC, however, recommended the denial of our alcohol license application based on its analysis of applicable building codes, despite the issuance of a certificate of occupancy for the Casino by the appropriate building code official. In May of 2005, we contested the ABC's recommendation before an administrative law judge. The administrative law judge determined that the ABC's recommendation for denial was improper. On August 25, 2005, the ABC adopted the administrative law judge's decision and reversed its recommendation, operative as of October 11, 2005. Since those who protested our license application still have the opportunity to be heard by an administrative law judge on the denial of their protests, the ABC cannot issue our liquor license until a hearing has been held and each of the protestants' issues have been heard. The hearing has not yet been set, but we do not believe it will occur before the end of 2005.

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

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

Seasonality

We have a limited operating history. We anticipate that activity at our gaming facility may be modestly seasonal with stronger results expected during the summer due in part to the relatively higher levels of tourism during such times of the year. In addition, our operations may be impacted by adverse weather conditions and fluctuations in the tourism business. Accordingly, our results may fluctuate from quarter to quarter and the results of one quarter may not be indicative of results of future quarters.

Subsequent Events

On October 1, 2005, the Authority’s certificate of occupancy for the parking structure was revoked and a temporary certificate of occupancy was issued due to some remaining construction issues. On November 4, 2005, a new certificate of occupancy was issued to the Authority for the parking structures.

On November 7, 2005, Douglas Searle resigned as Chief Executive Officer of River Rock Entertainment Authority. The Authority will begin a search for his replacement immediately.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Through September 30, 2005, we had not invested in derivative or foreign currency-based financial instruments. Additionally, we primarily have fixed rate debt. As such, we do not believe we have material exposure to market risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed with, or furnished to, the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.

The Authority’s Chief Operations Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Authority’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a – 15(e) and 15d – 15(e)) as of the end of the quarterly period ended September 30, 2005. Based on that evaluation, they have concluded that the Authority’s disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Authority required to be disclosed in the reports the Authority files or submits under the Exchange Act. The Authority’s disclosure controls and procedures are designed to provide reasonable assurances of achieving its objectives and the Authority’s Chief Operations Officer and Chief Financial Officer have concluded that the Authority’s disclosure controls and procedures are effective in reaching that level of reasonable assurance.

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

On December 9, 2004, the Court entered an order granting in part and denying in part the Tribe’s motion to dismiss for failure to state a claim and denying the County’s motion for summary judgment. The order reaffirmed the Court’s prior ruling that Public Law 280 does not authorize the County Fire Chief to inspect the Tribe’s reservation or Casino. On March 1, 2005, the Court issued an Order granting in part and denying in part the Tribe’s motion to dismiss for failure to join necessary and indispensable parties, holding that United States of America is an indispensable party as to the road that provides ingress and egress to the Tribe’s reservation from the public highway. On April 29, 2005, the Court entered its final order granting the Tribe's motion for summary judgment on the remaining issue of whether exceptional circumstances existed that supported the issuance of an inspection warrant for the Tribe's casino, and entered judgment on the entire action in the Tribe’s favor. The Sonoma County Fire Chief has appealed, and the briefing should be completed in November, 2005. No oral argument has been set by the Court.

     Inaja Cosmit Band of Mission Indians v. CGCC

Five California tribes that did not enter into the same form of tribal-state compact as did the Tribe and 60 other tribes (together, the “Compact Tribes”), sued the CGCC in Sacramento Superior Court. The plaintiffs challenge the methodology by which the CGCC calculates the amount of payments required under the compacts to be paid by Compact Tribes into the Revenue Sharing Trust Fund (RSTF). The plaintiffs allege that the methodology adopted by the CGCC has resulted in underpayment to tribes eligible to receive RSTF payments of upwards to $10,000,000. The claim is based on the CGCC's treatment of the initial $1,250 license fee as refundable and as a credit, and its exemption of the first 350 gaming device licenses from quarterly license fees.

On June 28, 2005, the Superior Court denied the CGCC’s motion to dismiss, ruling that the Compact Tribes are, as the CGCC argued, necessary and indispensable parties because the action is intended to affect the amount of payments they make to the RSTF, and, finding further, that the Compact Tribes can be joined as parties to the litigation despite their sovereign immunity because the plaintiff tribes were “third party beneficiaries” of the Compact. The Order directed Plaintiffs to join the Compact Tribes as parties to the lawsuit. Plaintiffs petitioned for a writ of mandate, which the Court of Appeal summarily denied on September 15, 2005. Plaintiffs have not, to date to our knowledge, attempted to serve summons and complaint upon the Compact Tribes. The defendants subsequently filed a second motion to dismiss, alleging a failure to diligently prosecute the case, which motion is presently set for hearing on November 15, 2005. If the plaintiffs are successful, the Tribe could be liable for a portion of the damages.

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

An 8-K was filed on September 2, 2005 reporting the decision of the California Department of Alcoholic Beverage Control dated August 25, 2005.

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2005	RIVER ROCK ENTERTAINMENT AUTHORITY (Registrant)

	By:	/s/ Norman Runyan
Name: Norman Runyan
Title: Chief Operations Officer

	By:	/s/ Yuan Fang (Yvonne) Mao
Name: Yuan Fang (Yvonne) Mao
Title: Chief Financial Officer

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

EXHIBIT INDEX

Exhibit No.	Exhibit

1.1	Purchase Agreement, dated as of November 4, 2003, by and among the River Rock Entertainment Authority (the "Authority"), an unincorporated instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian Tribe (the "Tribe") and CIBC World Markets Corp.(the "Initial Purchaser") (filed as Exhibit 1.1 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

3.1	Dry Creek Rancheria Band of Pomo Indians Ordinance No. 03-10-25-003 setting forth the River Rock Entertainment Authority Act of 2003 (filed as Exhibit 3.1 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

3.2	Dry Creek Rancheria Band of Pomo Indians Tribal Council Resolution No. 03-10-25-002 (the River Rock Entertainment Authority and Bond Resolution Act) approving, among other things, creation of the River Rock Entertainment Authority (filed as Exhibit 3.2 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

3.3	Dry Creek Rancheria Band of Pomo Indians Ordinance No. 97-08-04, as amended October 25, 2003, authorizing and regulating gaming on the Dry Creek Indian Rancheria (filed as Exhibit 3.3 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

4.1	Indenture, dated as of November 7, 2003, by and among the Authority, the Tribe and U.S. Bank National Association, as Trustee (the "Trustee"), together with the Exhibits attached thereto (filed as Exhibit 4.1 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

4.2	Form of Global 9 3/4% Senior Note due 2011 (contained in the Indenture filed as Exhibit 4.1 herewith) (filed as Exhibit 4.2 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

4.3	Registration Rights Agreement, dated as of November 7, 2003, by and between the Authority and the Initial Purchaser (filed as Exhibit 4.3 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

4.4	Intercreditor Agreement, dated as of November 7, 2003, by and among the Trustee, Dry Creek Casino, LLC, the Authority and the Tribe (filed as Exhibit 4.4 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.1	Tribal-State Compact between the Dry Creek Rancheria Band of Pomo Indians and the State of California, effective May 2000 (filed as Exhibit 10.1 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

10.2	Cash Collateral and Disbursement Agreement, dated as of November 7, 2003, by and among the Trustee, U.S. Bank National Association, as USB disbursement agent, Wells Fargo Bank, N.A., as WFB disbursement agent, Merritt & Harris, Inc., as Independent Construction Consultant, the Authority and the Tribe (filed as Exhibit 10.2 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.3	Amendment No. 1 to Cash Collateral and Disbursement Agreement, dated as of November 17, 2003, by and among the Trustee, U.S. Bank National Association, as USB disbursement agent, Wells Fargo Bank, N.A., as WFB disbursement agent, Merritt & Harris, Inc., as Independent Construction Consultant, the Authority and the Tribe (filed as Exhibit 10.3 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333- 115186), and incorporated by reference herein)

10.4	U.S. Bank National Association Control Agreement, dated as of November 7, 2003, by and among the Trustee, U.S. Bank National Association, as disbursement agent, securities intermediary and depository bank, the Authority and the Tribe (filed as Exhibit 10.4 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.5	Wells Fargo Bank, N.A. Control Agreement, dated as of November 7, 2003, by and among the Trustee, Wells Fargo Bank, N.A., as depository bank, the Authority and the Tribe (filed as Exhibit 10.5 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.6	Wells Fargo Bank, N.A. side letter dated December 1, 2003, from Wells Fargo Bank, N.A. to the Trustee (filed as Exhibit 10.6 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.7	Pledge and Security Agreement, dated as of November 7, 2003, by and among the Authority, the Tribe and the Trustee (filed as Exhibit 10.7 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.8	Development and Loan Agreement, dated as of August 26, 2001, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.8 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.9	Amendment to the Development and Loan Agreement, dated as of April 29, 2002, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.9 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.10	Second Amendment to Development and Loan Agreement, dated as of February 19, 2003, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.10 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

10.11	Third Amendment to Development and Loan Agreement, dated as of May 29, 2003, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.11 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.12	Fourth Amendment to Development and Loan Agreement, dated as of October 9, 2003, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.12 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.13	Fifth Development and Loan Agreement, dated as of October 9, 2003 by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.13 to the Authority's Registration Statement on Form S- 4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.14	Sixth Amendment to the Development and Loan Agreement, dated as of November 7, 2003, by and between the Authority and Dry Creek Casino, LLC (filed as Exhibit 10.14 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333- 115186), and incorporated by reference herein)

10.15	Employment Agreement, dated as of December 24, 2004, by and between the Authority, the Tribe and Douglas Searle (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on December 15, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.16	Employment Agreement, dated as of October 14, 2002, by and between the Tribe and Norman Runyan (filed as Exhibit 10.16 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.17	Agreement, dated as of May 28, 2003, by and between the Tribe and FFKR Architects/Planners II (filed as Exhibit 10.17 to the Authority's Registration Statement on Form S-4, filed with the SEC on Mazy 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.18	Agreement, dated as of October 2, 2003, by and between the Tribe and FFKR Architects/Planners II (filed as Exhibit 10.18 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.19	Agreement, dated as of April 1, 2004, by and between the Authority and Swinerton Builders (filed as Exhibit 10.19 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.20	Lease Agreement, dated as of May 30, 2002, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.20 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.21	Amendment No. 1 to Lease Agreement, dated as of February 26, 2004, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.21 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

10.22	Dry Creek Casino, LLC Amended and Restated Limited Recourse Promissory Note, datedNovember 7, 2003, by and among the Authority and Dry Creek Casino, LLC (filed as Exhibit 10.22 to the Authority's Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

Back to Contents

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

31.1	Certification by Norman Runyan, Chief Operations Officer, pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Yuan Fang (Yvonne) Mao, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)