Form 10-K
period 2005-12-31
River Rock Entertainment Authority
filed 2006-03-30
CIK 1288924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-115186

RIVER ROCK ENTERTAINMENT AUTHORITY

(Exact name of registrant as specified in its charter)

Not Applicable	3250 Highway 128 East Geyserville, California 95441 (707) 857-2777	68-0490898
(State or other jurisdiction of incorporation or organization)	(Address, including zip code, and telephone number,	(I.R.S. Employer Identification No.)
including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a Large Accelerated filer, an Accelerated filer, or a Non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $0 on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005).

The registrant has no outstanding common equity.

Documents Incorporated By Reference

None.

RIVER ROCK ENTERTAINMENT AUTHORITY

INDEX TO FORM 10-K

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

CAUTIONARY STATEMENT

Except for the historical financial information contained herein, the matters discussed in this report on Form 10-K (as well as documents incorporated herein by reference) may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based upon current expectations that involve risks and uncertainties and include declarations regarding the intent, belief or current expectations of us and our management and may be signified by the words “believes”, “anticipates”, “plan”, “expects”, “intends” and similar expressions. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this report. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements, whether as a result of new information, future events, or otherwise. All discussion in this report should be read in conjunction with our financial statements and the accompanying notes contained in this report.

References in this Form 10-K to the “Authority” and the “Tribe” are to the River Rock Entertainment Authority and the Dry Creek Rancheria Band of Pomo Indians, respectively. The terms “we”, “us” and “our” refer to the Authority.

PART I

Item 1. Business.

OVERVIEW

River Rock Entertainment Authority (“we”, “us”, “our” or the “Authority”) is a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians of California (the “Tribe”). The Tribe is a federally recognized Indian tribe with 931 enrolled members, with an approximately 75-acre reservation in Sonoma County, California. We were formed in 2003 as an unincorporated governmental instrumentality of the Tribe to own and operate the River Rock Casino in Sonoma County, California. River Rock Casino had previously operated as a wholly-owned governmental operating property of the Tribe.

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

Our mailing address is 3250 Highway 128 East, Geyserville, California 95441 and our telephone number is (707) 857-2777.

Our River Rock Casino

We own and operate the River Rock Casino, a gaming and entertainment facility located on the Tribe’s reservation approximately 75 miles north of San Francisco, California. Our 62,000 square-foot gaming and entertainment facility, which is located in the Alexander Valley, has views of the surrounding countryside, is open 24 hours a day, seven days a week, and currently features:

•      35,500 square feet of gaming space containing 1,600 slot and video poker gaming machines and 21 table games featuring Blackjack, Three Card Poker, Mini Baccarat and Pai Gow Poker and 5 tables featuring Texas Hold em Poker. We offer state-of-the-art gaming devices including video poker, video keno, progressive  slots and guest favorites, such as Wheel of Fortune, Triple Diamond, Match and Win, Quick Hits, Bingo Nights and other various themes;

•      both smoking and non-smoking gaming rooms in order to satisfy customer preferences;

•      the Players Club, a player tracking system which offers our guests incentives for additional play;

•      The Players Club, a player tracking system which offers our guests incentives for additional play;

•      two full-service restaurants: the Quail Run Restaurant, offering 24-hour menu dining and lunch, dinner and Sunday brunch buffets, with 152 indoor seats and 96 outdoor seats overlooking the Alexander Valley wine region and the Russian River; the Wine Creek Room, which has a lounge that features a small course menu from a wood-fired oven, and a grand piano offering light piano jazz;

•      two lounges, two bars, a gift shop and a historic and contemporary Pomo basketry and art display, and the Oak Bar, which offers “bar top” video poker games in an elegant setting;

•      three new parking structures allow us to accommodate approximately 1,642 customer vehicles or up to approximately 2,100 customer vehicles when operated by a valet service during peak demand periods;

•      an Arts and Crafts California Bungalow-style design and furnishings, incorporating Native American elements that feature a cultural arts collection of traditional and contemporary Pomo art, including historical basketry for which the Tribe is known. The interior of our gaming facility utilizes an extensive amount of wooden casework and natural rock to emphasize the architectural style found throughout California wine country. In keeping with this motif, our gaming facility’s counters are constructed of natural stone and wood, and oak wainscoting grace the food and beverage facilities. The gaming facility is finished with Arts and Crafts and Mission style furniture and fabrics; and

•      a location in the heart of the beautiful Alexander Valley with spectacular views of the surrounding countryside. Guests entering our gaming facility are treated to a large, open-beamed porte cochere that faces out toward sweeping vistas of Alexander Valley vineyards. Our gaming and entertainment facility was designed to capitalize on the setting with the food and beverage facilities strategically placed to feature the expansive views.

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

We maintain a digital surveillance system that tracks the entire casino floor to secure our facility and operations. We employ a 76 officer security force.

Our Market

Our gaming facility is accessible to all the residents of the San Francisco Bay area, including those within Sonoma, Marin, Mendocino, Napa, San Mateo, Contra Costa, San Francisco, Alameda and Lake counties. Our primary market thus includes the major Bay area metropolitan cities of San Francisco and Oakland, and the smaller cities of San Rafael, Berkeley, Santa Rosa and Petaluma. According to 2004 Scarborough, Simmons & MRI studies there are 6.9 million residents in the greater San Francisco Bay Area and surrounding counties. The 2004 median household income for the San Francisco Bay Area exceeded $73,864 per annum.

Our Marketing Strategy

After the completion of our parking structure project, we adopted an aggressive marketing strategy. With the additional parking, we shifted a significant amount of the advertising focus from the bus program to the drive-up market. Our significantly broadened marketing program included:

•      more diverse print, broadcast, promotional and mail advertising programs, particularly in the San Francisco, San Jose and Oakland markets;

•      increased direct marketing campaigns, targeting households in Sonoma County and the San Francisco Bay area;

•      increased use of special events and promotions;

•      increased billboard signage in downtown San Francisco, Oakland and along Highway 101; and

•      maintained the bus program as a secondary mode of attracting guests to our gaming facility.

Our Business Strengths

Strong Market Demographics.     Our gaming facility is easily accessible by car for nearly all the approximately 6.9 million residents of the San Francisco Bay area market, including the major metropolitan cities of San Francisco and Oakland and the smaller cities of San Rafael, Berkeley, Santa Rosa and Petaluma. We also benefit from the approximately 7.0 million annual visitors to Sonoma County and the approximately 4.9 million annual visitors to Napa County and the world-renowned wineries and related amenities in our vicinity. Our gaming facility is conveniently located approximately three miles from Highway 101, a four-lane highway that serves as a major thoroughfare between Los Angeles and Oregon. Highway 101 travels directly through the nearby cities of San Francisco, San Rafael, Petaluma and Santa Rosa. According to the California Department of Transportation, approximately 21.9 million vehicles passed our facility on Highway 101 in 2004.

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

High Quality Products and Amenities.     Our gaming facility offers state-of-the-art gaming devices and table games in an upscale, relaxed gaming environment. Our gaming devices feature comprehensive, integrated cashless technology permitting faster wagering and payouts. In addition, our two restaurants offer premium food and beverages and are designed to capitalize on the spectacular views of the Alexander Valley. Our gaming and food and beverage facilities emphasize a high level of customer service, created and maintained through comprehensive employee training.

Emphasis on Gaming Devices.     Our gaming facility emphasizes slot and video poker gaming devices, which we believe, based on industry studies, represents the most consistently profitable and lowest risk segment of the gaming business. We offer a wide variety of games not only to attract guests but also to encourage them to play for longer periods of time.

Significant Cash Flow from Operations.     We currently generate significant cash flow from operations. In addition, because these are governmental operations, they are not subject to any local, state or federal income taxes.

Our Business Strategy

Our strategy is to grow our business by increasing the number and duration of visits to our gaming facility and increasing the average revenue per visit by offering an upscale gaming and entertainment experience. Throughout 2005, we engaged in significant marketing initiatives, such as television commercials, extensive billboards, print, broadcast, promotional and mail advertising programs.

Implement our Expanded Marketing Plan.     Beginning in the first quarter of 2005, we initiated a comprehensive marketing plan to promote our location as the closest and most accessible gaming facility to nearly all of the residents of the San Francisco Bay area, Sonoma, Napa and Lake counties. This helped promote our amenities and encouraged guests to become more familiar with our gaming facility, so they would visit more frequently and for longer durations. Our marketing mediums included increased billboard signage in the San Francisco Bay area and along Highway 101, production of three television commercials, more diverse print, broadcast, promotional and mail advertising programs, and sponsorship of selected events, organizations and activities. We also expanded our cooperative marketing programs with local businesses, wineries, hotels and restaurants.

Build Customer Loyalty.     We have instituted programs to engender loyalty from our customers by rewarding frequent play. One such existing program is our Players Club. This club qualifies customers for differing levels of cash and awards based upon their level of slot and table game play. Our comprehensive player tracking system allows us to track wagering levels and length of play, and to evaluate and identify our best customers in order to provide awards and other incentives to foster customer loyalty and more frequent and longer visits. Our database of players has grown to over 200,000 as of December 31, 2005, increasing by an average of approximately 5,825 players per month since the Players Club started on April 1, 2003. We have also promoted more frequent and longer visits and increased wagering at off-peak demand periods through promotions such as our “Hot Nights, Cool Cash” and “House is Rockin” programs. These promotions offer customers cash rewards on weekday nights and has resulted in increased net revenue whenever offered.

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

Operate our Facility as an Upscale Gaming and Entertainment Experience.     We operate our facility as an upscale gaming and integrated entertainment experience, featuring quality service in a friendly environment. Our premium food and beverage operations supplement our gaming experience, offering high quality dining 24 hours a day. Our other features and amenities, including our expansive views, gift shop and cultural exhibits complete our entertainment experience and create a lively, exciting environment for our guests.

Maintain our Bus Program.     Through 2005 we maintained our line and charter bus program to provide customer transportation to our gaming facility. We believe that this program enabled us to maximize our number of guests during the off-peak times. Our guests have appreciated the convenience offered by this program and we have experienced an increase in the use of our bus program. We operated an average of approximately 34 buses a day in 2005. Our bus program brings guests from San Francisco, San Mateo, Contra Costa, Alameda and Marin Counties. Our bus guests pay between $8 to $13 for a roundtrip to and from our Casino. Upon arrival, they receive an incentive package in the range of $15 to $25 to use on gaming in our Casino. Our special charter bus guests also receive a complimentary meal in our facility.

COMPETITION

Federal and California law currently permits Class III casino gaming only on federally recognized tribal lands pursuant to compacts negotiated with the State of California and approved by the U.S. Secretary of the Interior. Class II gaming for tribes is permitted only on federally recognized tribal lands. There are currently 55 tribes operating 56 compacted gaming facilities in the State of California. The closest existing competitors are the Hopland Sho-Ka-Wah Casino, located approximately 35 miles north of the Tribe’s reservation, the Konocti Vista Casino, located approximately 45 miles northeast of the Tribe’s reservation, and Cache Creek Indian Casino and Bingo, located approximately 40 miles east of the Tribe’s reservation. Several potential competitors are attempting to develop and open casinos near our facility. In April 2003, the Federated Indians of the Graton Rancheria, also known as the Coast Miwoks, announced plans to purchase land in Sonoma County near Highway 37 and Lakeville Highway, approximately 20 miles south of our gaming facility and closer to San Francisco. The announced plans include construction of a casino-hotel complex that will be managed by Station Casinos, Inc. based in Las Vegas, Nevada. As a result of environmental opposition to the development of such location, the Federated Indians of the Graton Rancheria announced plans to move the proposed casino-hotel complex to a site near Rohnert Park, California. The Rohnert Park City Council has approved an agreement with the Federated Indians of the Graton Rancheria to share with Rohnert Park and various community groups approximately $200.0 million over 20 years to offset the impact of the proposed project. The Lytton Band of Pomo Indians have also announced plans to convert the San Pablo Card Room, located in the City of San Pablo near Oakland, California, on land that was placed in trust for the Tribe through congressional legislation, into a tribal casino. The Lytton Band has signed a compact with Governor Arnold Schwarzenegger for operating casino gaming on the San Pablo site, but the state legislature has withheld its approval. The Lytton Band of Pomo Indians could develop and operate a Class II gaming facility on that site under its present status. Each project described above faces numerous obstacles including negotiation and approval of a compact with the State of California, approval from the Bureau of Indian Affairs to put the land on which the project would be located into federal trust on behalf of the tribe and certain environmental approvals.

In addition, there are a number of other Indian tribes, including the Scotts Valley Band of Pomo Indians and the Guidiville Band of Pomo Indians which have announced preliminary plans to develop gaming projects in the San Francisco Bay area. We also compete with other forms of gaming such as statewide lotteries, live and simulcast pari-mutuel wagering and card rooms.

Many of our competitors serve alcoholic beverages on their premises. We have not yet obtained a liquor license for our Casino. We had initially applied for a liquor license for our Casino in 2002. On September 13, 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on the State Fire Marshal’s interpretation of the Uniform Building Code. In May 2005, an Administrative Law Judge heard the Tribe’s appeal of the ABC’s denial and recommended that the ABC reverse itself and approve the license. On August 25, 2005, the ABC announced that, effective October 11, 2005; it would adopt the Administrative Law Judge’s decision to approve the license transfer pending a hearing on protests filed by citizens and government officials. The ABC has received over 65 protests against the license from citizens and government officials. The ABC held a hearing on the protests on March 9, 2006. The administrative law judge will make his decision after all post hearing briefs are received. All briefs must be filed by early May 2006. The judge must make his decision within 30 days after receipt of the final brief. The decision to approve or deny the license transfer application may be appealed by any parties to the proceeding so long as the appeal is filed within forty (40) days of the ABC’s decision. The first appeal is to the ABC Appeals Board, and its decision may be appealed to the California State court system.

EMPLOYEE AND LABOR RELATIONS

As of December 31, 2005, we had 691 full-time employees and 35 seasonal and part-time employees. Our employees are not covered by any collective bargaining agreements. We believe that our relations with our employees are good. Provisions in a labor ordinance the Tribe was required to adopt as part of the 1999 compact agreement permit opportunities for unions to attempt to organize our labor force. In addition, a recent decision of the National Labor Relations Board, reversing 30 years of precedent, holds that the National Labor Relations Act is applicable to tribal casinos. The latter decision is being challenged by another tribe. The Tribe is not a party to that proceeding.

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

Applicability of Federal Law

Federally recognized Indian tribes are independent governments, subordinate to the United States, with sovereign powers, except as those powers may have been limited by Congress, by treaty, or, in certain instances, by the public policy of the state in which the tribe’s lands are located. The power of Indian tribes to enact their own laws to regulate gaming derives from their sovereign right to govern and regulate their own affairs, particularly where it is consistent with federal law and the state’s public policy. Indian tribes maintain their own governmental systems and often their own judicial systems. Indian tribes have the right to tax persons and businesses conducting business on Indian lands and also have the right to require licenses and to impose other forms of regulations and regulatory fees on persons and businesses operating on their lands.

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

The NIGC is empowered to inspect and audit all Indian gaming facilities, conduct background checks on certain persons associated with Indian gaming, hold hearings, issue subpoenas, take depositions, adopt regulations, assess fees and impose civil penalties for violations of IGRA. IGRA also provides for federal criminal penalties for illegal gaming on Indian land and for theft from Indian gaming facilities. The NIGC has adopted rules implementing certain provisions of IGRA. These rules govern, among other things, the submission and approval of tribal gaming ordinances or resolutions and the maintenance of minimum internal control standards for the operation of gambling games and equipment. IGRA and the NIGC regulations require an Indian tribe to have the sole proprietary interest in, and to maintain a high level of responsibility for, the conduct of any gaming on its lands. Tribes are required to issue gaming licenses under articulated standards, conduct or commission financial audits of their gaming enterprises, perform or commission background investigations for primary management officials and key employees and maintain facilities in a manner that adequately protects the environment and the public health and safety. These rules also set out review and reporting procedures for tribal licensing and back grounding activities.

Classes of Gaming.      IGRA classifies gaming that may be conducted on Indian lands into three categories; Class I gaming includes social games solely for prizes of minimal value or traditional forms of Indian gaming engaged in by individuals as part of, or in connection with, tribal ceremonies or celebrations. Class II gaming includes bingo and pull tabs, lotto, punch boards, tip jars, instant bingo and other games similar to bingo if those games are played at the same location as bingo is played, and non-banked card games (such as poker) if permitted within the state. Class III gaming includes all other forms of gaming, such as slot machines, table games, lotteries, sports betting and pari-mutuel wagering.

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

•      an Indian tribe has sole proprietary interest and responsibility for the conduct of gaming

•      the primary management officials and key employees are tribally licensed; and several other requirements are met.

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

While the terms of tribal-state compacts vary from state to state, (compacts within one state tend to be substantially similar). Tribal-state compacts usually specify the types of permitted games, establish technical standards for gaming devices, entitle the state to inspect casinos, require background investigations and licensing of casino employees, and require the tribe to pay a portion of the state’s expenses for establishing and maintaining agencies that participate in the regulatory process provided in the compact. Some tribal-state compacts are for set terms, while others are for indefinite duration.

The Tribe entered into a Compact with the State of California in September 1999, which became effective in May 2000, that permits the Tribe to engage in some forms of Class III gaming. The Compact will expire on December 31, 2020. For additional information see “Part I. Item 1. Business-Description of Material Agreements—The Compact.”

Tribal Ordinances.      Under IGRA, except to the extent otherwise provided in a tribal-state compact as described below, and subject to certain oversight and enforcement authority by the NIGC, Indian tribal governments have primary regulatory authority over gaming on land within a tribe’s jurisdiction. Therefore, our gaming operations and persons engaged in gaming activities are subject to the provisions of the Tribe’s ordinances and regulations regarding gaming. The Tribe maintains a fully staffed tribal gaming agency (“TGA”), known as the Dry Creek Gaming Commission, to carry out the Tribe’s regulatory responsibilities under IGRA, its ordinance, and the Compact.

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

Licensing and Registration Requirements of the Compact and State Regulation

Compact.      The Compact requires that any person who directly or indirectly extends financing to the Tribe’s gaming facility or gaming operation must be licensed as a “financial source” by the TGA. However, as permitted by the Compact the TGA has exempted federally and state regulated banks and savings and loan associations, as well as persons who hold less than 10% of our $200.0 million of 9¾% Senior Notes, due 2011 (the “Notes”). For an applicant who is a non-exempt business entity, these licensing provisions also apply to the entity’s officers, directors, principal management employees, owners (if an unincorporated entity), partners and greater than 10% shareholders. Under the Compact, a permanent license cannot be issued unless the TGA has conducted an investigation as to the suitability of the applicant. Any application for a gaming license may be denied, and any license issued may be revoked, if the TGA determines the applicant to be unsuitable or otherwise unqualified for a gaming license. Each license is subject to review for compliance at least every two years.

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

State and Tribal Regulation.      The CGCC and the TGA, pursuant to the authority created in a tribal-state joint powers board known as the “Association”, have both adopted regulations that simplify the licensing and registration process for certain large institutional investors, both in the initial distribution of certain debt securities and the secondary market.

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

Gaming Device Licenses

Under the Compact and the other similar Class III compacts entered into between the State of California and California tribes, each tribe is allowed to operate up to 2,000 Class III gaming devices (slot machines), provided that licenses for at least 1,650 of those devices are held by the tribe. There is also a limitation on the total number of Class III gaming device licenses that are available within the state. The Compact permits the Tribe to operate up to 350 gaming devices without licenses.

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

In accordance with the Compact and California law, the Tribe is obligated to remit certain fees to the CGCC on a quarterly basis for inclusion in a Revenue Sharing Trust Fund (“RSTF”) maintained by the State of California. The RSTF is for the benefit of tribes that have no or limited gaming. The RSTF fees are fixed amounts per device, calculated on an annual basis and paid quarterly. We pay these fees on behalf of the Tribe. RSTF fees for the years ended December 31, 2005 and 2004 were $1.3 million for each year.

The U.S. Secretary of the Interior approved amendments to or approval of 10 gaming compacts between the State of California and some Indian tribes in California that were negotiated in June, 2004. The new compact amendments allow the tribes who agreed to the amendment to have additional slot machines while imposing additional significant annual payments to the State of California and requiring extensive mitigation and compensation to impacted local communities and provisions affecting customers and employees. The Tribe did not seek or enter into an amendment.

Application for Liquor License

On September 13, 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on the State Fire Marshal’s interpretation of the Uniform Building Code. In May 2005, an Administrative Law Judge heard the Tribe’s appeal of the ABC’s denial and recommended that the ABC reverse itself and approve the license. On August 25, 2005, the ABC announced that, effective October 11, 2005; it would adopt the Administrative Law Judge’s decision to approve the license transfer pending a hearing on protests filed by citizens and government officials. The ABC has received over 65 protests against the license from citizens and government officials. The ABC held a hearing on the protests on March 9, 2006. The administrative law judge will make his decision after all post hearing briefs are received. All briefs must be filed by early May 2006. The judge must make his decision within 30 days after receipt of the final brief. The decision to approve or deny the license transfer application may be appealed by any parties to the proceeding so long as the appeal is filed within forty (40) days of the ABC’s decision. The first appeal is to the ABC Appeals Board, and its decision may be appealed to the California State court system.

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

DRY CREEK RANCHERIA BAND OF POMO INDIANS

Tribal Administration

The Dry Creek Rancheria Band of Pomo Indians is a federally recognized, self-governing Indian tribe with 929 enrolled members. The reservation was established in 1915 under the authority of an Executive Order dated January 12, 1891. Pursuant to the Tribe’s Articles of Association, the Tribe is governed by a Tribal Council composed of all voting members. Certain authority is delegated to elected tribal officers who comprise the Board of Directors, consisting of a Chairperson, a Vice Chairperson, a Secretary/Treasurer and two members-at-large. The members of the Board of Directors of the Tribe are, and will continue, to serve in identical capacities as our Board of Directors.

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

The Compact

In September 1999, the State of California and the Tribe entered into a Compact. Under its terms, the Compact was not effective until ratified by statute and a supporting state constitutional amendment was passed by the California voters. On March 7, 2000, the California voters amended the state constitution and enacted the Indian Self-Reliance Amendment. The Amendment permits federally recognized Indian tribes to conduct Class III gaming in California in accordance with compacts between such tribes and the State of California, subject to approval by the Secretary of the Interior. In May 2000, the Secretary of the Interior approved the Compact, and that approval became effective when it was published in the Federal Register on May 16, 2000.

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

The Notes and the Indenture

On November 7, 2003, we issued and sold our Notes in a private placement to certain “qualified institutional buyers” pursuant to Regulation 144A of the Securities Act of 1933, as amended (the “Notes Offering”). On June 21, 2004, pursuant to a registration rights agreement entered into in connection with the issuance of the Notes, we consummated an offer to exchange all of the Notes for $200.0 million in aggregate principal amount of 9-3/4% senior notes due 2011 (the “Outstanding Notes”) registered with the Securities and Exchange Commission. The terms of the Outstanding Notes are substantially identical to the terms of the Notes, except that the transfer restrictions and registration rights applicable to the Notes do not apply to the Outstanding Notes. We did not receive any additional proceeds from the exchange offer. The Outstanding Notes and the Notes were issued under an indenture, dated as of November 7, 2003 (the “Indenture”), among us, the Tribe and U.S. Bank National Association, as trustee. The terms of the Outstanding Notes include those stated in the Indenture, as well as those made part of the Indenture by reference to the Trust Indenture Act of 1939, as amended.

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

The Outstanding Notes bear interest at a fixed rate of 9 3/4 % per year, and mature on November 1, 2011. The Outstanding Notes are secured by a first priority pledge of our revenues and substantially all of our existing and future tangible and intangible personal property. The Outstanding Notes are senior debt. As further described in the Indenture, the Outstanding Notes are subject to optional and mandatory redemption, and in some cases, holders of the Outstanding Notes may be required to surrender them for redemption by us (or to otherwise dispose of the Outstanding Notes) if certain gaming regulations are not satisfied.

The Indenture includes affirmative and negative covenants that limit our ability to borrow money, create liens, sell assets, engage in transactions with affiliates, engage in other businesses, open other gaming facilities, engage in certain mergers and consolidations, make certain investments, make certain accelerated payments on our indebtedness that is subordinated to the Outstanding Notes, and make payments to the Tribe

Cash Collateral and Disbursement Agreement

Pursuant to the Cash Collateral and Disbursement Agreement among U.S. Bank National Association and Wells Fargo Bank, N.A. as disbursement agents, U.S. Bank National Association, as the trustee for the holders of the Outstanding Notes, Merritt & Harris, our independent construction consultant, the Tribe and us, a portion of the net proceeds of the Notes Offering was placed into a construction disbursement account, a construction escrow account, the Dugan Property improvements account, and an operating account, all to be disbursed by the disbursement agents pursuant to the Cash Collateral and Disbursement Agreement.

Construction Disbursement Account.      Approximately $61.1 million of the net proceeds of the Notes Offering was deposited into a construction disbursement account and was used to fund the design and construction of our expansion project. All funds in the construction disbursement account are pledged to the trustee for the benefit of itself and the holders of the Outstanding Notes until disbursed by U.S. Bank National Association in accordance with the Cash Collateral and Disbursement Agreement. Approximately $3.5 million from the proceeds from the Notes Offering will be used to reimburse the Tribe for payments made to Swinerton Builders prior to the sale of the Notes. We have agreed to reimburse those costs to the Tribe. Through December 31, 2005, we reimbursed $1.5 million of this amount and plan to reimburse the balance to the Tribe. The construction disbursement account had $2.8 million remaining as of December 31, 2005.

Construction Escrow Account.      $10.0 million of the net proceeds of the Notes Offering was deposited into a construction escrow account to fund qualifying construction cost overruns. All funds in the construction escrow account are pledged to the trustee for the benefit of itself and the holders of the Outstanding Notes until disbursed by U.S. Bank National Association in accordance with the Cash Collateral and Disbursement Agreement.

Balances remaining in the construction escrow account after substantial completion of the expansion project may be disbursed from the construction escrow account to repay our subordinated indebtedness, as provided in the Intercreditor Agreement. We used $10.0 million in the account to pay off the Subordinated Note on March 13, 2005. The construction escrow account has $0.1 million remaining as of December 31, 2005.

Dugan Property Improvements Account.      $5.0 million of the net proceeds of the Notes Offering was deposited into the Dugan Property improvements account and will be used to build an additional access road to the Tribe’s reservation through the Dugan Property and related improvements to the Dugan Property. All such funds will be held in the Dugan Property improvements account and pledged to the trustee for the benefit of itself and the holders of the Outstanding Notes until disbursed by U.S. Bank National Association in accordance with the Cash Collateral and Disbursement Agreement. Subject to certain exceptions, U.S. Bank National Association, as the disbursement agent, will disburse funds from the Dugan Property improvements account only upon certification by us that we have adequate funds to complete the road project and upon the satisfaction of the other disbursement conditions set forth in the Cash Collateral and Disbursement Agreement. If there are funds in the Dugan Property improvements account after the road project is completed, such balance may be transferred to the operating account. The Dugan Property improvements account had $4.5 million remaining as of December 31, 2005.

Operating Account.      We deposit all of our cash and cash equivalents in excess of $3.0 million into the operating account on a daily basis. All such funds are held in the operating account and pledged to the trustee for the benefit of itself and the holders of the Outstanding Notes until disbursed in accordance with the terms of the Cash Collateral and Disbursement Agreement. Funds may generally be disbursed by Wells Fargo Bank, N.A. from the operating account for all purposes permitted by the Indenture.

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

Construction Contracts

In April 2004, we entered into a guaranteed maximum price contract which includes work performed and cost related thereto from October 2003 with Swinerton Builders as general contractor for the parking structures portion of our expansion project, and as the design-builder of the electrical and mechanical systems of the expansion project. The guaranteed maximum price of the parking structures contract is approximately $37.1 million. While the guaranteed maximum price contains a contractor contingency for certain cost overruns, the contractor will remain liable for all additional costs not resulting from scope changes requested by us or circumstances not within the contractor’s control. We have granted the contractor a limited waiver of our sovereign immunity from unconsented suits. Since this contract includes work performed and costs related thereto since October 2003, we and the Tribe have made payments to Swinerton Builders pursuant to this contract of approximately $36.6 million through December 31, 2005.

In October 2003, the Tribe entered into an agreement with FFKR Architects/Planners II, of Salt Lake City, Utah, for certain architectural and related services as set forth in that agreement, in connection with the parking structures portion of our expansion project. Pursuant to the contract, we have made payments to FFKR Architects/Planners II of approximately $2.3 million through December 31, 2005.

In May 2003, the Tribe entered into a contract with FFKR Architects/Planners II to act as the Tribe’s representative to select and engage testing, engineering, design and certain construction subcontractors for our infrastructure project. This contract was assigned to us pursuant to the ordinance of the Tribe which established us.

Lease for Casino

In May 2002, the Tribe entered into a lease with Sprung Instant Structures, Inc. for two dome-shaped structures that house our gaming facility. The lease agreement was assigned to us and was renewed through August 17, 2007. Monthly payments are $36,230. At the end of the lease term, at our option, 100% of the first four lease payments or, if all such payments have been timely made, 40% of the last 24 lease payments will be credited towards the $1.5 million purchase price, which would result in a purchase price of $1.1 million, assuming all 24 lease payments are timely made. The option may be exercised by payment of the full purchase price, less the applicable credit, on or before the expiration of the lease agreement.

Development and Loan Agreement

The Tribe entered into a Development and Loan Agreement with Dry Creek Casino, LLC (“DCC”) in August 2001, which has been amended from time to time (as amended to date, the “Development Agreement”). The Development Agreement required DCC to use its best efforts to arrange for the Tribe to receive loan proceeds in the amount of $23.0 million for construction of the casino, to advance specified amounts to the Tribe to fund tribal government relocation, housing and regulatory costs, and to fund additional advances to the Tribe to assist in the development of the casino and cover other costs of construction not related to the loan. The outstanding debt related to the Development Agreement was fully paid off on March 13, 2005.

In addition to its repayment obligations, in consideration for DCC providing credit enhancement and other services under the Development Agreement, we are obligated to pay to DCC 20% of the casino’s net income before distributions to the Tribe plus depreciation and amortization plus an amount equal to annual interest on $25.0 million principal amount of the Outstanding Notes less revenues from sales of alcoholic beverages (the “Credit Enhancement Fee”). The Credit Enhancement Fee is required to be paid for a period of five years commencing on June 1, 2003. The Credit Enhancement Fee for the years ended December 31, 2005, 2004 and 2003 was $7.7 million, $5.1 million and $2.2 million, respectively.

The Development Agreement was amended in connection with the issuance of the Notes to make us a party thereto and to provide distributions to the Tribe and payments to DCC subject to the following priority: (1) operating expenses (as defined in the Development Agreement), (2) Permitted Payments (as defined in the Indenture); (3) monthly Credit Enhancement Fees; and (4) Service Payments (as defined in the Indenture).

We have the right to terminate the Development Agreement by exercising a buy-out option on or after June 1, 2006. If exercised, we are obligated to pay an amount determined by multiplying the average monthly Credit Enhancement Fee earned during the 12-month period immediately preceding the month the buy-out option is exercised, by the number of months remaining in the five year term. The buy-out fee must be paid in equal monthly installments of principal plus interest at the rate of 12% per annum, on the 15th day of each month over a period equal to the remaining term of the Development Agreement.

Intercreditor Agreement

Pursuant to the Intercreditor Agreement among DCC, U.S. Bank National Association, as trustee for the holders of the Notes, the Tribe and us and the Credit Enhancement Fees payable pursuant to the Development Agreement are subordinated to our senior debt, including the Outstanding Notes. If all or any part of our assets, or the proceeds from the sale of our assets, are subject to any distribution, division or application to our creditors, then any payment shall be paid or delivered directly to the trustee for the Notes for application to senior debt. If any payment, distribution or security is received by DCC with respect to the Credit Enhancement Fee in violation of the Intercreditor Agreement, DCC must deliver the same to the trustee for the benefit of the holders of our senior debt, including the Outstanding Notes.

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

Item 1A. Risk Factors

The following is a description of what we consider our key challenges and risks:

Risks Related to Our Business

We have a substantial amount of indebtedness that could adversely affect our financial condition and prevent us from fulfilling our obligations under the Outstanding Notes.

As of December 31, 2005, we had approximately $198.3 million of indebtedness outstanding, which includes $198.0 million of debt on the Outstanding Notes. Our substantial indebtedness could have important consequences and significant effects on our business and future operations. For example, it could:

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

The occurrence of any one of these events or conditions could have a material adverse effect on our business, financial condition, results of operations, prospects, ability to service or otherwise satisfy our obligations under the Outstanding Notes. In addition, the Indenture permits us to incur debt in addition to the Outstanding Notes in certain circumstances. If we were to incur additional debt, the related risks could intensify.

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

Although we maintain insurance customary in our industry, including earthquake insurance, our insurance coverage may not be adequate to cover all the risks to which our business and assets may be subject. Although we have experienced two landslides since our operations began, our landslide-related insurance is limited to events incident to earthquakes. Although neither landslide disrupted our operations, and our current expansion project, including the excavation, retaining wall and parking structures, is intended to prevent future landslides, a landslide could occur in the future that could materially disrupt our operations and materially affect our financial condition.

Recent highway and bridge construction projects may impact the length of travel to our Casino by certain customers.

One of the main routes to the Casino, from the Geyserville exit off Highway 101, has been closed since December 31, 2005, due to damage to the Geyserville Bridge in Geyserville, California, as a result of the flooding of the Russian River. We have been notified by Caltrans, the California State Agency responsible for roads and bridges, that the damage to the Geyserville Bridge was so significant that a new bridge will need to be built.  Construction of the new bridge is expected to be completed during the later part of 2006.  Patrons using Highway 101 are being notified that access to the Casino from the Geyserville exit is temporarily closed, but that the Lytton Springs exit remains open and provides full and convenient access to the Casino. In addition to the access roads from Lytton Springs Road and Geyserville exits off Highway 101, there is also access to the Casino from Chalk Hill road from Santa Rosa, which takes patrons through the vineyards of the Alexander Valley and Highway 128 through the Napa Valley, which extends to Sacramento and the East Bay.

We have, through radio and print advertising and our website, sought to fully inform our customer base of alternate routes to the Casino. In addition, the Casino has posted signage in strategic roadway locations which details the alternate route from Highway 101.

In addition, in March 2006, Caltrans began construction on a 2-mile stretch of Highway 101 in the downtown section of Santa Rosa, California, approximately 20 miles south of our Casino.  The project is intended to widen Highway 101 resulting in an additional third lane in each direction.  The project requires the closure of one lane of Highway 101 in both directions from 11 p.m. to 5 a.m. Mondays through Thursdays and midnight to 5 a.m. on Fridays.  All lanes will be open during daylight hours and weekends. The project will also involve the closure of certain freeway entrance and exit ramps and some local streets in Santa Rosa.  The lane widening project is expected to be completed in 30 months. We have not yet evaluated the potential impact of this project on our operations.

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

Unlike most of our competitors, we do not currently hold a license to sell alcohol on our gaming facility premises. To obtain a liquor license, the Tribe’s liquor license application must be approved by the Department of Alcohol Beverage Control (“ABC”). The ABC decided to recommend the denial of our alcohol license application based upon a finding by the California State Fire Marshal that although the Casino was in compliance with applicable building codes, if alcohol were served in the Casino, it would fall out of compliance. We believe that we are in compliance with all applicable safety codes required to obtain an alcohol license for the Casino.

On September 13, 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on the State Fire Marshal’s interpretation of the Uniform Building Code. In May 2005, an Administrative Law Judge heard the Tribe’s appeal of the ABC’s denial and recommended that the ABC reverse itself and approve the license. On August 25, 2005, the ABC announced that, effective October 11, 2005; it would adopt the Administrative Law Judge’s decision to approve the license transfer pending a hearing on protests filed by citizens and government officials. The ABC has received over 65 protests against the license from citizens and government officials. The ABC held a hearing on the protests on March 9, 2006. The administrative law judge will make his decision after all post hearing briefs are received. All briefs must be filed by early May 2006. The judge must make his decision within 30 days after receipt of the final brief. The decision to approve or deny the license transfer application may be appealed by any parties to the proceeding so long as the appeal is filed within forty (40) days of the ABC’s decision. The first appeal is to the ABC Appeals Board, and its decision may be appealed to the California State court system.

We may not be successful in obtaining either a temporary or a final license and even if we are successful in obtaining a liquor license, we cannot predict the timing thereof. Failure to obtain a liquor license could be a competitive disadvantage and, therefore, could materially and adversely affect our ability to attract guests to our gaming facility.

We could face difficulties in attracting and retaining qualified employees, and are currently conducting a search for a new Chief Executive Officer and General Manager.

The continued operation of our gaming facility requires qualified executives, managers and a number of skilled employees with gaming and hospitality industry experience and qualifications. There is a shortage of skilled labor in the gaming industry and in our geographic region. Such shortages may intensify as additional gaming facilities open in the surrounding area. We may not be able to continue to recruit, train and retain a sufficient number of qualified employees, particularly due to the very small number of workers skilled in the gaming industry who reside in the immediate vicinity of our gaming facility. We are currently conducting a search for a Chief Executive Officer and General Manager to replace Douglas Searle, our former Chief Executive Officer and General Manager, who resigned in November 2005.

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

We are subject to various federal laws and tribal ordinances and regulations, and the Compact which governs activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal of hazardous material or solid or hazardous waste. Environmental laws enacted in the future may create material obligations or liabilities which may have a material adverse effect on us. In addition, certain provisions of the Compact regarding environmental matters may be the subject of renegotiation with the State of California and could limit any future physical expansion of our gaming facility. If so, such limitations may have a material adverse effect on our operations.

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

We are an unincorporated instrumentality of the Tribe, formed pursuant to a law of the Tribe. This tribal law also provides that our obligations and other liabilities are not those of the Tribe and that the obligations and liabilities of the Tribe are not ours. This law is untested and generally has no direct counterpart in other areas of the law. If this law should prove to be ineffective at limiting our liability, our business and assets could become subject to claims asserted against the Tribe or its assets. Similarly, we would be liable for such claims if the Tribe waived its sovereign immunity (with respect to which we have no control) to an extent that allowed enforcement of such claims against our business or assets.

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

We made a distribution to the Tribe from the net proceeds of the Notes Offering to enable the Tribe to acquire and develop an approximately 18-acre parcel of land adjacent to the reservation (the “Dugan Property”). Title to the parcel will initially be held by the Tribe, although the Tribe is seeking to have the parcel taken into trust for the Tribe’s benefit. The Tribe has granted us access to any benefits the property may have for our Casino, including road access and water rights. As of December 31, 2005, we had $4.5 million remaining in an improvements account which was funded from proceeds from the Notes Offering to be used primarily to build an additional access road to the Tribe’s reservation through the Dugan Property. The Dugan Property may be subject to certain zoning, use, environmental and other restrictions, permits and processes under county and state law, including but not limited to certain agreements that have been made relative to the Dugan Property regarding agricultural use limitations and related property tax benefits. We have completed the initial planning on the road from the Dugan Property to the Tribe’s reservation.

Item 3. Legal Proceedings.

Sonoma County Fire Marshal Inspection Case

On October 7, 2002, the Sonoma County Fire Chief (the “County Fire Chief”) filed an ex parte application for an inspection warrant in the Superior Court of the State of California for the County of Sonoma, seeking to inspect the casino. The Tribe believes that there is no basis for the County’s Fire Chief to assert jurisdiction over the Tribe’s lands, which are governed by tribal and federal law and the Compact. On October 9, 2002, the Tribe removed the case to the United States District Court for the Northern District of California The County Fire Chief moved to remand and moved for summary judgment and the Tribe moved to dismiss under Federal Rules of Civil procedure 12(b)(6) and 12(b)(7). On December 9, 2004, the Court issued an order granting in part and denying in part the Tribe’s 12(b) (6) motion and denying the County Fire Chief’s summary judgment motion. The order reaffirmed the Court’s prior ruling denying the remand of that Public Law 280 does not authorize the County Fire Chief the inspect the casino. On March 1, 2005 the Court issued an order granting in part and denying in part the Tribe’s 12(b) (7) motion. On March 4, 2005, the Tribe moved for summary judgment, and on April 29, 2005, the Court granted the Tribe’s motion. The County Fire Chief filed a Notice of Appeal on May 26, 2005, at the Ninth Circuit Court of Appeals. Briefing was completed at the Ninth Circuit on November 8, 2005. The case has not yet been set for oral argument.

California Department of Alcoholic Beverage Control

On September 13, 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on the State Fire Marshal’s interpretation of the Uniform Building Code. In May 2005, an Administrative Law Judge heard the Tribe’s appeal of the ABC’s denial and recommended that the ABC reverse itself and approve the license. On August 25, 2005, the ABC announced that, effective October 11, 2005; it would adopt the Administrative Law Judge’s decision to approve the license transfer pending a hearing on protests filed by citizens and government officials. The ABC has received over 65 protests against the license from citizens and government officials. The ABC held a hearing on the protests on March 9, 2006. The administrative law judge will make his decision after all post hearing briefs are received. All briefs must be filed by early May 2006. The judge must make his decision within 30 days after receipt of the final brief. The decision to approve or deny the license transfer application may be appealed by any parties to the proceeding so long as the appeal is filed within forty (40) days of the ABC’s decision. The first appeal is to the ABC Appeals Board, and its decision may be appealed to the California State court system.

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

Item 6. Selected Financial Data.

River Rock Casino has historically operated as a separate wholly owned operating property of the Tribe. We were formed as an unincorporated instrumentality of the Tribe to own and operate the River Rock Casino. Upon the issuance of our Notes, the Tribe reorganized so that its gaming business became owned and operated by us. This reorganization was accounted for as a reorganization of entities under common control. In accordance with Statement of Financial Accounting Standards 141, “Business Combinations,” the assets and liabilities of the casino operating property are presented by us on a historical cost basis.

The following table presents summary historical statements of revenues and expenses, balance sheet and other data for the periods presented and should be read in conjunction with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes thereto, all included elsewhere in this Form 10-K. The historical financial data for the years ended December 31, 2005, 2004 and 2003 have been derived from our audited historical financial statements included elsewhere in this report. The following table sets forth our statement of operations for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003 (a)	Year Ended December 31, 2002 (b)
	(Dollars in Thousands)

Statement of Revenue and Expenses:

Revenues

Casino	$135,638	$104,024	$67,127	$4,615
Food, beverage & retail	7,522	5,381	2,927	—
Other	663	575	380	21
Gross revenues	143,823	109,980	70,434	4,636
Promotional allowance	(4,628)	(2,434)	(1,141)	—
Net revenues	139,195	107,546	69,293	4,636

Operating Expenses
Casino	21,754	19,499	12,753	657
Food, beverage & retail	6,491	4,704	3,263	63
Selling, general and administrative	49,064	39,268	28,046	3,147
Depreciation	11,012	6,390	4,391	219
Preopening costs	—	—	—	1,899
Credit enhancement fee	7,669	5,112	2,249	—
Gaming commission and surveillance expense (c)	2,773	1,780	1,435	422
Compact revenue sharing trust fund	1,335	1,335	1,335	1,335
Total Operating expenses	100,098	78,088	53,472	7,742

Income (loss) from operations	39,097	29,458	15,821	(3,106)

Interest expense, net	(21,047)	(17,446)	(7,064)	(69)
Interest income	332	499	109	—
Loss on sale of assets	(104)	(63)	—	—
Other expense	(2)	(1)	(1)	—

Other expense-net	(20,821)	(17,011)	(6,956)	(69)

Income (loss) before distribution to the Tribe (d)	$18,276	$12,447	$8,865	$(3,175)

	Year Ended December 31, 2005		Year Ended December 31, 2004		Year Ended December 31, 2003 (a)		Year Ended December 31, 2002 (b)
	(Dollars in Thousands)
Other Financial Data:
Net cash provided by operating activities	$56,081		$38,626		$26,742		$190
Net cash provided by capital and related financing activities	$(45,870)		$(29,292)		$44,167		$1,643
Net cash used in non-capital financing activities	$(11,180)		$(7,613)		$(54,883)		$(960)
EBITDA (e)	$50,335		$36,283		$20,409		$(2,887)
Capital expenditures	$14,767		$63,444		$42,165		$36,659
Ratio of earnings to fixed charges	1.83	X	1.37	X	1.87	X	$—
Total Assets	$167,678		$174,813		$170,180		$39,946
Long term liabilities	$198,243		$197,823		$197,410		$31,919
Distributions to Tribe	$11,180		$7,613		$54,883		$960

The following table reconciles EBITDA and net cash provided by operating activities for the periods indicated:

	Year Ended December 31,		Year Ended December 31,	Year Ended December 31,
	2005	2004	2003 (a)	2002 (b)
	(Dollars in Thousands)

Net cash provided by operating activities	$56,081	$38,626	$26,742	$190
Increase (decrease) in accounts receivable	39	(53)	96	10
(Decrease) increase in inventories	(224)	233	145	5
Increase (decrease) in prepaid and other current assets	654	(109)	853	29
(Increase) decrease in accounts payable trade credit	1,220	2,787	(4,378)	(1,807)
Increase (decrease) in accrued liabilities	338	(27)	(800)	(1,314)
Loss on sale of fixed assets	(104)	(62)	—	—
Credit enhancement fee	(7,669)	(5,112)	(2,249)	—

EBITDA	$50,335	$36,283	$20,409	$(2,887)

(a) River Rock Casino commenced full-scale operations on April 1, 2003 and increased its number of gaming devices to reach 1,600 on June 18, 2003.

(b) River Rock Casino commenced partial operations on September 14, 2002.

 (c) The Authority paid for various expenses for the Tribal Gaming Commission and surveillance in 2005, 2004 and 2003. Prior to July 1, 2005, Tribal Gaming Commission and surveillance costs were billed and reimbursed as incurred. Tribal Gaming Commission expenses were reported as Gaming Commission expenses and surveillance costs were reported in Selling, General and Administrative Expenses on the Statement of Revenues, Expenses and Change in Fund Balance. Surveillance costs for the years ended December 31, 2004 and 2003 of $828,625 and $781,166 respectively, are included in Selling, General and Administrative Expenses to Gaming Commission Expenses. Surveillance costs for the six months ended June 30, 2005 of $475,696, previously reported in Selling, General and Administrative Expenses, which have been reclassified into Gaming Commission and Surveillance Expenses. Effective July 1, 2005, the Tribal Gaming Commission adopted a regulation on payments of regulatory fees from us. For fiscal year 2005, Tribal Gaming Commission and surveillance expenses are being recorded in Gaming Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Fund Balance. Gaming Commission and surveillance expenses for the twelve months ended December 31, 2005, 2004 and 2003 were $2,773,369, $1,780,194 and $1,434,835, respectively.

(d) Our financial statements are prepared in accordance with Governmental Accounting Standards Board (“GASB”) pronouncements. There are differences between financial statements prepared in accordance with GASB pronouncements and those prepared in accordance with Financial Accounting Standards Board (“FASB”) pronouncements. The statements of revenues, expenses and change in fund (deficit) equity are a combined statement under GASB pronouncements. FASB pronouncements allow a statement of income or operations and a separate statement of owners’ or shareholders’ (deficit) equity, which is where distributions to owners would be presented under FASB pronouncements. The amount shown above as income (loss) before distributions to the Tribe would not be different if we followed all FASB pronouncements to determine net income and would be the most comparable amount to net income computed under FASB pronouncements. River Rock Entertainment Authority is a separate fund of the Tribe, a governmental entity, and, as such, there is no owners’ or shareholders’ (deficit) equity as traditionally represented under FASB pronouncements. The most comparable measure of owners’ (deficit) equity is presented on the River Rock Entertainment Authority balance sheet as fund (deficit) equity.

(e) “EBITDA” is income (loss) before distributions to Tribe plus interest, taxes, depreciation and amortization. EBITDA does not represent and should not be considered an alternative to net income or cash flow from operations, as determined by Generally Accepted Accounting Principals. Moreover, our methodologies and practices in determining EBITDA may not be comparable to those used by other companies. EBITDA is included in this Form 10-K because it is a basis upon which we assess our liquidity and because certain covenants in the Indenture are tied to similar measures. EBITDA is also included in this Form 10-K because we believe that it presents useful information regarding our ability to service and incur indebtedness. EBITDA does not take into account our debt service requirements and, accordingly, is not necessarily indicative of amounts that may be available for debt service.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes beginning on page 45 of this Annual Report on Form 10-K, “Item 6.”Selected Financial Data” and “Part I. Item 1. “Business.”

Overview

General

We have historically operated as a separate wholly-owned operating property of the Tribe. We were formed as an unincorporated governmental instrumentality of the Tribe to own and operate the River Rock Casino. Upon the issuance of our Notes, the Tribe reorganized so that its gaming business became owned and operated by us. This reorganization was accounted for as a reorganization of entities under common control. In accordance with Statement of Financial Accounting Standards “141, Business Combinations”, the assets and liabilities of the Casino are presented by us on a historical cost basis.

We offer Class III slot and video poker gaming machines, house banked table games (including blackjack, three card poker, mini-baccarat and Pai Gow poker), Poker, featuring Texan Hold ‘em, comprehensive food and non-alcoholic beverage offerings, and goods for sale in our gift shop.

Our business has increased since we commenced operations on September 14, 2002, primarily due to increases in the number of gaming positions as we opened additional portions of our facility. On April 1, 2003, we opened our food and beverage facilities and on June 18, 2003, we had reached full operation with 1,600 slot machines. The history of our operations is as follows:

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

•      In February 2005 we increased the number of our table games from 16 to 24.

•      On December 2, 2005, we removed 3 table games and added 5 Poker tables featuring Texas Hold’em.

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

On November 7, 2003, we issued the Notes. A portion of the net proceeds from the sale of the Notes was used to fund our expansion project, which includes three new parking structures and related infrastructure improvements, to repay various debts and accrued expenses of the Tribe, as well as to increase our cash on hand. The balance of the net proceeds was used to fund a land purchase by the Tribe and settle litigation of the Tribe. The Notes are secured by a first priority pledge of our revenues and substantially all of our existing and future tangible and intangible personal property.

At the beginning of 2003, we started our infrastructure projects, including the excavation of a hillside and the construction of retaining walls. In April 2003, we began the design process for the three new parking structures. The parking structures portion of the expansion project was completed in two phases and our existing gaming facility remained open during construction. On October 29, 2004, we obtained a temporary certificate of occupancy to open the entire first parking structure for self and valet parking. On December 1, 2004, we received a certificate of substantial completion on the first parking structure. The second phase, which included our second and third new parking structures with approximately 445 and approximately 470 spaces, respectively, opened on December 29, 2004. As of December 31, 2005, we have parking spaces available to accommodate a total of approximately 1,642 customer parked vehicles (decreasing from 1,735 due to construction of a retention basin in lot B) and 2,100 vehicles when operated by a valet service.

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

•      Property and Equipment– Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	21 years
Furniture, fixtures and equipment	5 years

•      We evaluate our property and equipment for impairment in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. “144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. When events or circumstances indicate that an asset should be reviewed for impairment, we compare the undiscounted cash flow derived from the asset or asset group to the net carrying value. If an impairment is indicated, the impairment loss is measured by the amount in which the carrying value of the asset or asset group exceeds its fair value. Fair value is measured by comparable sales, solicited offers or discounted cash flow models.

•       Accrued Progressive Slot Jackpots– Accrued progressive slot jackpots consist of estimates for prizes relating to various games that have accumulated jackpots. We have recorded the cost of these anticipated payouts as a reduction of casino revenues and the cost is included as a component of accrued liabilities.

•      Contingencies –We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of December 31, 2005, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

There are differences between financial statements prepared in accordance with Governmental Accounting Standards Board (“GASB”) pronouncements and those prepared in accordance with Financial Accounting Standards Board (“FASB”) pronouncements. The statement of revenues, expenses and fund deficit is a combined statement under GASB pronouncements. FASB pronouncements allow a statement of income or operations and a statement of owners’ or shareholders’ (deficit) equity, which is where distributions to owners would be presented under FASB pronouncements. The amount shown on our statement of revenues, expenses and fund deficit as income before distributions to the Tribe would not be different if we followed all FASB pronouncements to determine net income and would be the most comparable amount to net income computed under FASB pronouncements. We are an unincorporated instrumentality created by tribal law and accounted for as a separate fund of the Tribe; as such there is no owners’ or shareholders’ (deficit) equity as traditionally represented under FASB pronouncements. The most comparable measure of owners’ (deficit) equity presented on our balance sheet would be Fund Deficit.

Results of Operations

Quarterly Results of Operations

The following table sets forth unaudited quarterly operations data for each full quarter since we commenced full-scale operations with 1,600 gaming devices on June 12, 2003. In our opinion, this data reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the data. The results of operations for any quarter are not necessarily indicative of the results of operations for a full year or any future period. Certain amounts from prior quarters have been reclassified to be consistent with our current presentation, i.e. surveillance costs are now included in Gaming commission expense. We expect our quarterly operating results to vary significantly in future periods.

	Quarters Ended
	December 31,	September 30	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
	2005	2005	2005	2005	2004	2004	2004	2004	2003	2003	2003
	(dollars in thousands)
Statement of Revenues and Expenses:
Revenues
Casino	$34,281	$34,788	$34,842	$31,727	$27,562	$27,177	$24,549	$24,736	$22,028	$21,391	$18,421
Food, beverage and retail	2,009	2,109	1,838	1,566	1,469	1,514	1,177	1,221	1,523	697	707
Other	155	159	168	181	153	152	148	122	135	113	76

Gross revenues	36,445	37,056	36,848	33,474	29,184	28,843	25,874	26,079	23,686	22,201	19,204
Promotional allowances	(1,303)	(1,477)	(1,056)	(792)	(693)	(710)	(507)	(524)	(854)	(287)	—

Net revenues	35,142	35,579	35,792	32,682	28,491	28,133	25,367	25,555	22,832	21,914	19,204

Operating Expenses
Casino	5,557	5,604	5,221	5,372	5,175	5,180	4,719	4,425	3,898	4,222	3,839
Food, beverage and retail	1,679	1,748	1,617	1,447	998	1,245	1,106	1,355	922	873	1,391
Selling, general and administrative	12,138	13,269	13,383	10,274	11,669	10,384	8,680	8,535	10,283	8,505	6,497
Depreciation	2,822	2,798	2,758	2,634	1,731	1,589	1,546	1,524	1,496	1,439	1,282
Credit enhancement fee	2,007	1,862	1,857	1,943	1,305	1,062	1,355	1,390	729	1,220	300
Gaming commission expense	781	623	596	773	465	418	460	437	383	391	369
Compact revenue sharing trust fund	334	334	334	333	333	334	334	334	333	334	334

Total operating expenses	25,318	26,238	25,766	22,776	21,676	20,212	18,200	18,000	18,044	16,984	14,012

Income from operations	9,824	9,341	10,026	9,906	6,815	7,921	7,167	7,555	4,788	4,930	5,192

Other expense - Net
Interest expense	(5,225)	(5,230)	(5,245)	(5,347)	(3,598)	(4,267)	(5,466)	(4,115)	(3,924)	(1,397)	(1,700)
Interest income	132	108	51	40	101	114	126	158	109	—	—
Loss on sale of assets	—	(70)	—	(34)	(3)	(5)	(55)	—	—	—	—
Other expense	—	(1)	—	—	(1)	—	—	—	(1)	—	—

Other Expense, Net	(5,093)	(5,193)	(5,194)	(5,341)	(3,501)	(4,158)	(5,395)	(3,957)	(3,816)	(1,397)	(1,700)

Income before distribution to the Tribe	$4,731	$4,148	$4,832	$4,565	$3,314	$3,763	$1,772	$3,598	$972	$3,533	$3,492

Results of Operations – Fiscal Years ended December 31, 2005 and 2004

Net Revenues. Our net revenues for the fiscal year ended December 31, 2005 (“FY 2005”) increased by $31.6 million to $139.2 million from $107.5 million for the fiscal year ended December 31, 2004 (“FY2004”). The increase is attributed to our increased parking capacity which generated more frequent and longer visits from guests and our expanded bus program. Approximately 97.4% of our net revenues was from our gaming activities in the year ended December 31, 2005. We generated $121.0 million, or 86.9% of our net revenues, from gaming devices and $14.5 million, or 10.4% of our net revenues from table games for FY 2005 compared to $93.8 million from gaming devices, or 87.3% of our net revenues, and $10.2 million, or 9.5% of our net revenues, from table games for FY 2004. Our win per slot machine per day increased to $209 in FY 2005 from $158 in FY 2004, due primarily to the increase in number of guests from drive-ups, expansion of our bus program and increased promotional activities.

We started our food, beverage and retail operations on April 1, 2003. For FY 2005, we generated $7.5 million in sales compared to $5.4 million in sales for 2004. This increase is due to our increased restaurant promotions. The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Such allowances were $4.6 million and $2.4 million for FY 2005 and FY 2004, respectively.

Operating expenses. Operating expenses for FY 2005 were $100.1 million, or 71.9% of net revenues, compared to $78.1 million, or 72.6% of net revenues, for FY 2004. The increase in operating expenses is attributable to the Casino’s increased operational activities for the entire year of 2005. Operating expense as a percentage of net revenues decreased due to economies of scale relating to our Casino operations and the increase in our gaming revenues.

Casino expense includes costs associated with our gaming operations only. Casino expense includes an allocation of food and beverage expense in the amount of $3.6 million related to the costs of complimentary activities. Casino expense for FY 2005 increased to $21.8 million, or 16.0% of Casino revenues, from $19.5 million, or 18.7% of Casino revenues, for FY 2004. The increase in Casino expense is attributable to increased operational activities as we increased the parking spaces and expanded our bus program.

Food, beverage and retail expense for FY 2005 was $6.5 million, or 86.3% of food, beverage and retail revenue, increasing from $4.7 million, or 87.4% of food, beverage and retail revenue for FY 2004. Our food and beverage expense ratio is still significantly higher than what we expect it to be in the future as we have used our food and beverage services as a promotional opportunity to draw customers to our gaming facility and build customer loyalty rather than as a source of income.

Selling, general and administrative expense for FY 2005 increased by $9.8 million to $49.1 million, or 35.2% of net revenues, from $39.3 million, or 36.5% of net revenues, for FY 2004. The increase in selling, general and administrative expense from 2004 to 2005 is attributable to increased marketing efforts and facility costs related to attaining increased parking capacity in 2005. Selling, general and administrative expense as a percentage of net revenues decreased in 2005 compared to 2004 as a result of increased labor efficiencies, leveraging certain fixed costs over increased revenues and due to the substantial increase in our revenues driven by new customers able to utilize our expanded parking capacity in 2005.

Depreciation expense for FY 2005 was $11.0 million compared to $6.4 million for FY 2004. Depreciation expense was computed using the straight-line method over the useful lives of property, plant and equipment. The increase in depreciation expense is due to the addition of depreciable assets. On December 1, 2004, we obtained a certificate of substantial completion on the first of our three new parking structures and capitalized $22.6 million in related construction costs. We started to depreciate the first of our three new parking structures in December 2004. The remaining structures were substantially complete on December 29, 2004. Depreciation on the remaining structures began January 1, 2005.

We began paying the credit enhancement fee to DCC in June 2003. The credit enhancement fee was $7.7 million, or 5.5% of net revenues for FY 2005 compared to $5.1 million or 4.8% of net revenues for FY 2004. The increase is attributable to our greater net income.

Gaming Commission and surveillance expense for FY 2005 increased by $1.0 million to $2.8 million from $1.8 million for FY 2004. This is attributable to adding surveillance costs to Gaming Commission expenses in 2005 and an increase in regulatory staffing. Surveillance costs for the FY 2004 and 2003 were $858,625 and $781,166, respectively, and are included in selling, general and administrative expense. The gaming commission and surveillance expense consists of our reimbursement of the tribal gaming agency, known as the Dry Creek Gaming Commission’s (‘TGA”), costs in connection with the inspection of all gaming operations within the Tribe’s reservation boundaries, enforcement of all provisions of the tribal gaming ordinance, investigation of all allegations of violations of the tribal gaming ordinance, conducting or arranging for background investigations of all applicants for tribal gaming licenses, issuing gaming licenses in accordance with the tribal gaming ordinance and the compact, the payment of the salaries of the gaming commissioners and other employees of the TGA, surveillance costs and the payment of auditors fees.

The Authority paid for various expenses for the TGA and surveillance in 2005 and 2004. Tribal Gaming Commission expenses were reported as Gaming Commission expenses and surveillance costs were reported in Selling General and Administrative Expenses on the Statement of Revenues, Expenses and Change in Fund Balance prior to July 1, 2005. Effective July 1, 2005, the TGA adopted a regulation on payments of regulatory fees from the Authority. For fiscal year 2005, TGA and surveillance expenses are being recorded in Gaming Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Fund Balance. Commission and surveillance expenses for the twelve months ended December 31, 2005, 2004 and 2003 are $2,773,369, $1,780,194 and $1,434,835, respectively. Surveillance costs not included in the above amounts for the years ended December 31, 2004 and 2003 were $858,625 and $781,166, respectively.

Compact revenue sharing trust fund expense remained the same at $1.3 million for FY 2005 and 2004. Compact revenue sharing trust fund expense includes payments associated with operating 1,600 gaming devices. These fees became payable by the Tribe when we commenced operations in September 2002 and are based on the number of our gaming device licenses. Compact revenue sharing trust fund expense includes payments to the RSTF as required by our Compact with the State of California. The Tribe is obligated to remit certain fees to the CGCC on a quarterly basis for inclusion in the RSTF. The RSTF is for the benefit of tribes that have no or limited gaming. We pay these fees on behalf of the Tribe.

Income from operations. Income from operations for FY 2005 was $39.1 million, or 28.1% of net revenues, compared to $29.8 million, or 27.7% of net revenues for FY 2004. Our increased income from operations is attributable to the Casino attaining increased operational activities from our expanded parking capacity in 2005.

Other expense, net. Other expense, net for FY 2005 increased to $20.8 million, or 15.0% of net revenues, from $17.0 million, or 16.1% of net revenues, for FY 2004. Other expense, net included $21.0 million of interest expense for FY 2005, compared to $17.4 million of interest expense for FY 2004 (net of capitalized interest of $4.4 million). No interest costs were capitalized in 2005.

Income before distributions to the Tribe. Income before distributions to the Tribe for FY 2005 increased by $5.8 million to $18.3 million, or 13.1% of net revenues, from $12.4 million, or 11.6% of net revenues, for FY 2004.

Results of Operations – Fiscal Years ended December 31, 2004 and 2003

Net Revenues. Our net revenues for (FY 2004) increased by $38.3 million to $107.5 million from $69.3 million for the fiscal year ended December 31, 2003 (“FY2003”). The increase is attributed to the Casino’s full-scale operation during all twelve months of the year ended December 31, 2004, compared to full-scale Casino operation for only nine months of 2003, and from more frequent and longer visits from guests due to our increased parking capacity and our expanded bus program. Approximately 96.7% of our net revenues were from our gaming activities in the year ended December 31, 2004. We generated $93.8 million, or 87.3% of our net revenues, from gaming devices and $10.2 million, or 9.5% of our net revenues, from table games for FY 2004 compared to $60.1 million from gaming devices, or 86.7% of our net revenues, and $7.0 million, or 10.1% of our net revenues, from table games for FY 2003. Our win per slot machine per day increased to $158 in FY 2004 from $140 in FY 2003, due primarily to the increase in number of guests from drive-ups, expansion of our bus program and increased promotional activities.

We started our food, beverage and retail operations on April 1, 2003. For FY 2004, we generated $5.4 million in sales compared to $2.9 million in sales for 2003. This increase is due to our increased restaurant promotions and is attributable to the Casino attaining full-scale operations for the entire year of 2004. The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Such allowances were $2.4 million and $1.1 million for FY 2004 and FY 2003, respectively.

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

Casino expense includes costs associated with our gaming operations only. Casino expense includes an allocation of food, beverage and retail expense in the amount of $3.6 million related to the costs of complimentary activities. Casino expense for FY 2004 increased to $19.5 million, or 18.1% of Casino revenues, from $12.8 million, or 18.4% of casino revenues, for FY 2003. The increase in Casino expense is attributable to attaining full-scale operation in 2004 and increased operational activities as we increased the parking spaces and expanded our bus programs.

Food, beverage and retail expense for FY 2004 was $4.7 million, or 87.4% of food, beverage and retail revenue, increasing from $3.3 million, or 111.4% of food, beverage and retail revenue for FY 2003. Our food, beverage and retail expense ratio is still significantly higher than what we expect it to be in the future as we have used our food and beverage services as a promotional opportunity to draw customers to our Casino and build customer loyalty rather than as a source of income.

Selling, general and administrative expense for FY 2004 increased by $11.2 million to $38.4 million, or 36.5% of net revenues, from $27.3 million, or 40.5% of net revenues, for FY 2003. The increase in selling, general and administrative expense from 2003 to 2004 is attributable to increased marketing efforts and facility costs related to attaining full year, full-scale operations in 2004 compared to nine months full-scale operation in 2003. Selling, general and administrative expense as a percentage of net revenues decreased in 2004 compared to 2003 as a result of increased labor efficiencies, leveraging certain fixed costs over increased revenues and due to the substantial increase in our revenues from full-scale operations in 2004.

Depreciation expense for FY 2004 was $6.4 million compared to $4.4 million for FY 2003. Depreciation expense was computed using the straight-line method over the useful lives of property, plant and equipment. The increase in depreciation expense is due to the addition of depreciable assets. On December 1, 2004, we obtained a certificate of substantial completion on the first of our three new parking structures and capitalized $22.6 million in related construction costs. We started to depreciate the first of our three new parking structures in December 2004. The remaining structures were substantially complete on December 29, 2004. Depreciation on the remaining structures began on January 1, 2005.

We began paying the credit enhancement fee to DCC in June 2003. The credit enhancement fee was $5.1 million, or 4.8% of net revenues, for FY 2004 compared to $2.2 million or 3.2% of net revenues for FY 2003.

Gaming Commission and surveillance expense for FY 2004 increased by $0.4 million to $1.8 million from $1.4 million for FY 2003. This is attributable to an increase in regulatory staffing. The gaming commission and surveillance expense consists of our reimbursement of the TGA’s costs in connection with the inspection of all gaming operations within the Tribe’s reservation boundaries, enforcement of all provisions of the tribal gaming ordinance, investigation of all allegations of violations of the tribal gaming ordinance, conducting or arranging for background investigations of all applicants for tribal gaming licenses, issuing gaming licenses in accordance with the tribal gaming ordinance and the compact, the payment of the salaries of the gaming commissioners and other employees of the TGA, surveillance costs and the payment of our auditor’s fees.

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

Income from operations. Income from operations for FY 2004 was $29.5 million, or 27.4% of net revenues, compared to $15.8 million, or 22.8% of net revenues for FY 2003. Our increased income from operations is attributable to the casino attaining full-scale operations with 1,600 gaming devices on June 18, 2003, and improved parking capacity as we added spaces during 2004.

Other expense, net. Other expense, net for FY 2004 increased to $17.0 million, or 15.8% of net revenues, from $7.0 million, or 10.0% of net revenues, for FY 2003. Other expense, net included $17.4 million of interest expense (net of capitalized interest of $4.4 million) for FY 2004, compared to $7.1 million of interest expense for FY 2003. Interest expense increased due to our issuance of the Notes.

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

Construction of our Casino and infrastructure improvements commenced on April 1, 2002. The first portion of our gaming facility was completed in September 2002. As of December 31, 2005, we had spent approximately $68.4 million on the planning, development and construction of our gaming facility, infrastructure and furniture, fixtures and equipment excluding the expansion project. We financed the development with borrowings and development advances.

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

As of December 31, 2005, we spent $0.8 million on the development of an approximately 18-acre parcel of land adjacent to the Tribe’s reservation (referred to as the “Dugan property development”) which is expected to include an additional access road to our Casino. We have $4.5 million remaining in a restricted account funded from the proceeds of our Notes Offering for the development of the Dugan property.

Our capital expenditures for FY 2005 and 2004 were $14.7 million and $63.7 million, respectively. This decrease in 2005 is primarily attributable to the completion of our expansion project and infrastructure improvements.

As of December 31, 2005, we had cash and cash equivalents net of restricted cash of $17.6 million, as compared to $18.6 million as of December 31, 2004. As of December 31, 2005, we had restricted cash of $7.4 million, as compared to $16.2 million as of December 31, 2004. Our principal source of liquidity for uses other than our expansion project during FY 2005 consisted of cash flow from operating activities. Net cash provided by operating activities for FY 2005 was $56.1 million, an increase of $17.5 million from $38.6 million for FY 2004. The increase in our net cash provided by operations is a result of increased operations in FY 2005. Net cash provided by operating activities for FY 2004 increased by $11.9 million from $26.7 million for the year ended December 31, 2003. Such increase is due to our limited operations in FY 2003.

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

Net cash used for capital and related financing activities for FY 2005 was $45.9 million, compared to $29.3 million net cash used in capital and related financing activities for FY 2004. Cash flow used in capital and related financing activities was primarily for repayment of the subordinated loans from DCC, purchase of property and equipment and interest paid on the Notes. Cash flow used in non-capital financing activities for FY 2005 was $11.2 million, an increase of $3.6 million from $7.6 million for FY 2004. Cash flow used in non-capital financing activities consisted of distributions to the Tribe. On April 1, 2005, our payments to the Tribe were allowed to increase from $0.5 million per month to $1.0 million under the Indenture. Net cash used for capital and related financing activities for FY 2004 was $29.3 million, compared to $44.2 million net cash provided by financing activities for the year ended December 31, 2003. Cash flow used in non-capital financing activities for FY 2004 decreased $47.3 million from $54.9 million for FY 2003 reflecting the use of proceeds from our Notes Offering to settle litigation relating to our Casino.

We believe that existing cash balances, cash from operations, as well as permitted disbursements from our restricted cash escrow accounts will provide adequate funds for our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future. However, our ability to fund our operations, make planned capital expenditures, make scheduled debt payments and refinance our indebtedness depends on our future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Additionally, the Indenture limits our ability to incur additional indebtedness. See “Item 1 – Business – Material Agreements – The Notes and the Related Indenture.”

Contractual Obligations as of December 31, 2005

The following table summarizes our contractual obligations and commitments as of December 31, 2005:

	Total	< 1 year	1-3 years	3-5 years
Long-term debt obligations (a)	$200,051,939	$18,120	$32,356	$200,001,463
Operating lease obligations	739,406	463,313	276,093	—
Capital lease obligations	262,108	85,426	176,682	—

Total obligations (b)	$201,053,453	$566,859	$485,131	$200,001,463

(a)                                  Excluded from long-term debt obligations above are interest payments of $19.5 million in 1 year; $39.0 million in 2-3 years; $39.0 million in 4-5 years and $16.4 million in more than 5 years.

(b)                                 The Compact requires us to pay a quarterly fee of $0.4 million to the RSTF based on the number of our licensed gaming devices. Total obligations do not include the RSTF payments.

Regulation and Taxes

We are subject to extensive regulation by the TGA, the CGCC and the NIGC. Changes in applicable laws or regulations could have a significant impact on our operations.

We had initially applied for a liquor license for our Casino in 2002. On September 13, 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on the State Fire Marshal’s interpretation of the Uniform Building Code. In May 2005, an Administrative Law Judge heard the Tribe’s appeal of the ABC’s denial and recommended that the ABC reverse itself and approve the license. On August 25, 2005, the ABC announced that, effective October 11, 2005; it would adopt the Administrative Law Judge’s decision to approve the license transfer pending a hearing on protests filed by citizens and government officials. The ABC has received over 65 protests against the license from citizens and government officials. The ABC held a hearing on the protests on March 9, 2006. The administrative law judge will make his decision after all post hearing briefs are received. All briefs must be filed by early May 2006. The judge must make his decision within 30 days after receipt of the final brief. The decision to approve or deny the license transfer application may be appealed by any parties to the proceeding so long as the appeal is filed within forty (40) days of the ABC’s decision. The first appeal is to the ABC Appeals Board, and its decision may be appealed to the California State court system.

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

Through December 31, 2005, we had not invested in derivative or foreign currency-based financial instruments. Additionally, we primarily have fixed rate debt. As such, we do not believe we have material exposure to market risk.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and notes thereto, referred to in Item 15(A) (1) of this Form 10-K, are filed as part of this report and appear in this Form 10-K beginning on page 40.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed with, or furnished to, the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to our management, including our acting Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.

Our acting Chief Executive Officer and our Chief Financial Officer have reviewed and evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2005. Based on that evaluation, each has concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective. There have been no changes to our disclosure controls during the year ended December 31, 2005. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving these objectives and our acting Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

We were formed in 2003 as an unincorporated instrumentality of the Tribe. We are governed by a five-member Board of Directors consisting of the same five members as those of the Tribe’s Board of Directors. The Tribe’s Board of Directors is elected biennially by the Tribal Council (the approximately 490 voting members of the Tribe), and includes a Chairperson, a Vice Chairperson, a Secretary-Treasurer and two members at large. Our next election will take place in November 2006. The members of our Board of Directors will serve in the same office and for so long as they serve on the Tribe’s Board of Directors. Any change in the composition of the Tribe’s Board of Directors will result in a corresponding change in our Board of Directors.

Our Board of Directors

The table below sets forth information about the current members of our Board of Directors:

Name	Age	Position(s) Held

Harvey Hopkins	57	Chairperson
Betty Arterberry	59	Vice Chairperson
Margie Rojes	59	Secretary–Treasurer
Augusto “Gus” Pina	62	Member
Bruce Smith	49	Member

Harvey Hopkins has served as Chairperson of our Board of Directors since November 20, 2004. Chairman Hopkins has been a licensed excavating contractor for 28 years.  He grew up in Santa Rosa, California, and has been a lifelong member of the Dry Creek Rancheria. Chairman Hopkins began a professional career in construction in 1970. Soon after, he became a licensed excavating contractor. He and his wife have also been in the trucking business for the last 15 years and currently own American Indian Management Inc. Trucking Company. Additionally, Chairman Hopkins worked for the past 14 years for American Civil Constructors West Coast.

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

Executive Officers

The table below sets forth information about certain key executive officers as of 12/31/05

Name	Age	Position(s) Held
Norman Runyan	52	Acting Chief Executive Officer and Chief Operations Officer
Yuan Fang (Yvonne) Mao	31	Chief Financial Officer
Anthony Jay Averitt	49	Marketing Manager
William Carnahan	61	Slot Manager
Greg Bye	53	Food and Beverage Manager
Robin Waters	43	Table Games Manager

Set forth below is a brief description of the business experience of our key executive officers. The following descriptions for our officers include employment by River Rock Casino as our predecessor.

Norman Runyan has been our acting Chief Executive Officer and General Manager since November 8, 2005, following the resignation of Douglas Searle, our former Chief Executive Officer, in November 2005. Mr. Runyan has also been our Chief Operations Officer since June 2002. Mr. Runyan has been involved in numerous projects over the past 20 years working on the development and operation of hospitality and gaming related enterprises. He manages the day-to-day operation of our gaming facility and assists in many facets of the development and operation of our gaming facility. Prior to his employment at our gaming facility, Mr. Runyan served as Chief Operations Officer of Casino Arizona in Scottsdale, Arizona from 1998 to 2002 where he assisted in the design, development, opening and oversight of construction and operations of their casino facility. From 1995 through 1998, Mr. Runyan served as Director of Operations and assisted in the development of the Apache Gold Casino and Resort, including a casino, showroom, 300 room hotel and spa, conference center, RV park and 18-hole golf course.

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

Anthony Jay Averitt has served as our Marketing Manager since August 2002 and is responsible for the establishment and development of our gaming facility’s marketing department and all our gaming facility’s marketing policies and procedures. Prior to his employment at the River Rock Casino, Mr. Averitt was the Marketing Director for Casino Arizona, in Scottsdale, Arizona from 1998 through 2002 where he helped develop three casinos for the Salt River Pima – Maricopa Indian community, and formulated and managed the marketing and advertisement departments.

William Carnahan has been our Slot Manager since September 2002. With over 26 years of slot experience, Mr. Carnahan has helped design slot floor layouts and been in charge of slot installation. Prior to his employment at our gaming facility, Mr. Carnahan served as Director of Slot Operations for Casino of the Sun and Casino Del Sol in Tucson, Arizona, where he was responsible for the daily operation of both casino floors. Mr. Carnahan helped design the slot floor layout of Casino Del Sol and was responsible for the slot tracking system and the installation of progressive gaming systems, a phase of the development of Casino Del Sol. Mr. Carnahan was employed at Cliff Castle Casino in Camp Verde, Arizona as slot repair supervisor from 1995 to 1996 and slot manager from 1996 to 2000

Greg Bye has been our Food and Beverage manager since April 2005.  He is a veteran in the hospitality industry including eighteen years with Hyatt Hotels and Resorts, serving in food and beverage management at seven Hyatt Hotels. His last position with Hyatt was at the Hyatt Regency Embarcadero, San Francisco which he saw through the extensive renovation and reopening in 1993.  Mr. Bye joined Starwood Hotels and Resorts in 1997 as Area Director of Food and Beverage with responsibilities in hotels from Seattle to San Diego and east to the Mississippi.  This was a major growth phase for Starwood, and Mr. Bye participated in several hotel conversions and brand changes.  As the W Hotel brand for Starwood developed, Mr. Bye became Director of Operations in 1999 at the new build 424 room W San Francisco.  He became General Manager of the W Silicon Valley and opened that property in 2000.  Subsequently, Mr. Bye assisted in opening the Hotel Healdsburg as its General Manager.  His interest in hotel openings brought him to Higgins Purchasing Group in 2002 as Managing Director where he was responsible for the on-line sales of operating supplies and equipment to W Hotels.

Robin Waters started with River Rock Casino in May 2004 as Table Games Trainer and was promoted to Table Games Manager in January 2005. She has 17 years experience in the gaming industry. Prior to her employment at River Rock Casino, Ms. Waters was employed at Harrah’s Entertainment, Inc. for 11 years. She worked at several Harrah’s Property which included Harrah’s Joliet in Missouri where she was a key member of the opening team at Harrah’s first river boat expansion. Shortly after that, in December 1994, Ms. Waters helped open Harrah’s Phoenix Ak-Chin in Phoenix, Arizona which was the Harrah’s first Native American Casino. Since then Ms. Waters has worked for other Harrah’s properties which include Harrah’s Topeka,  Harrah’s Iowa, and Harrah’s in San Diego where she was the Casino Manager at all of these property from 1997 to 2003.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, including our principal executive officer and principal financial officer. Our code of ethics is available on our website at www.riverrockcasino.com under “Contact Us/Investor Relations/Corporate Governance.”

Item 11. Executive Compensation.

Compensation of Our Board

We are governed by a five-member Board of Directors consisting of the same five members as those of the Tribe’s Board of Directors. The Tribe compensates members of each Board of Directors for the services they render. In 2004, we reimbursed the Tribe for 32% of the total compensation of the Board members reflecting an estimate of the total time allocable to Authority Board matters. In 2005, we reimbursed the Tribe for 50% of the total compensation of the Board members. The members of the Board of Directors received the following amounts for their service as members of the Tribe’s Board of Directors and as members of the Authority’s Board of Directors for the fiscal year 2005:

Harvey Hopkins	Chairperson	$37,500
Betty Arterberry	Vice Chairperson	30,000
Margie Rojes	Secretary/Treasurer	25,000
Bruce Smith	Board Member	15,000
Gus Pina	Board Member	15,000

Executive Compensation

The following table provides summary information concerning compensation of our Chief Executive Officer and our four most highly compensated executive officers for each of our fiscal years ended December 31, 2005, 2004 and 2003:

Name and Principal Position	Year(a)	Salary	Bonus	Other Compensation(b)	Total

Douglas Searle,	2005	$354,153	$75,000	—	$429,153
Chief Executive Officer	2004	272,231	81,000	—	353,231
	2003	257,212	75,000	—	332,212

Norman Runyan,	2005	$240,973	$58,320	—	$299,293
Chief Operations Officer	2004	219,921	54,000	—	273,921
	2003	211,697	50,000	—	261,697

Yuan Fang (Yvonne) Mao,	2005	$176,936	$39,230	—	$216,166
Chief Financial Officer (c)	2004	147,089	21,996	—	169,085
	2003	92,327	12,769	—	105,096

Anthony Jay Averitt,	2005	$160,267	$23,751	—	$184,018
Marketing Manager	2004	154,295	22,728	—	177,023
	2003	146,394	16,314	—	162,708

William Carnahan,	2005	$136,875	$20,304	—	$157,179
Slot Manager	2004	131,537	19,500	—	151,037
	2003	125,000	17,670	—	142,670

Robin Waters (d)	2005	92,500	12,987	—	$105,487
Table Games Manager	2004	38,700	—	—	38,700

(a)               Dollar amounts for bonuses are not guaranteed and represent the maximum amount that the executive officer may receive.

(b)              No “Other Compensation” was paid to any of the named executive officers during 2005, 2004 or 2003 except for sell back of paid time off.

(c)               Yuan Fang (Yvonne) Mao began serving as the Chief Financial Officer of River Rock Casino in June 2003.

(d)              Robin Waters began serving as Table Games Manager in January, 2005.

Employment Agreements

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

Douglas Searle resigned as Chief Executive Officer effective November 7, 2005 and his employment contract was terminated. Upon such termination, Mr. Searle received a severance payment of $95,250.

The Authority renewed an employment agreement with Mr. Norman Runyan on November 8, 2005 to continue to serve as the Chief Operations Officer of the Authority. This three year employment agreement commenced on October 14, 2005 and provides Mr. Runyan an annual salary of $250,000 and a discretionary bonus, as determined by the Tribal Board, of not less than 7% and not more than 25% of his annual salary based on various criteria. If Mr. Runyan’s employment is terminated for other reasons set forth in the employment agreement including death or disability, Mr. Runyan will be entitled to his salary for three months. Either party may terminate the agreement with a 90 day written notice. Mr. Runyan is currently also our acting Chief Executive Officer and General Manger for no additional compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

We have no outstanding equity securities.

Item 13. Certain Relationships and Related Transactions.

Distributions to the Tribe were $11.2 million, $7.6 million and $54.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Under the Indenture, we currently are permitted to make payments of up to $1,000,000 per month to the Tribe as well as certain other payments which are also included within the definition of “Permitted Payments”. We are permitted by our Indenture and intend to increase “Permitted Payments” to the Tribe by $40,000, commencing April 1, 2006. In 2004 we distributed to the Tribe as a Permitted Payment, $783,116 in an effort to purchase a parcel of land for our use.

In May 2002, the Tribe entered into an agreement with Swinerton Builders for the construction related to the Casino for a guaranteed maximum price of $27.0 million. The scope of that contract has subsequently been amended by change order to include stabilization of the Dry Creek Rancheria hillside located above the completed River Rock Casino project, construction of new roadways and improvements to existing roadways on the Dry Creek Rancheria which provide access to the Casino, other tribal improvements on the Dry Creek Rancheria and construction of infrastructure improvements on the Dry Creek Rancheria. The guaranteed maximum price of the contract has been amended to be approximately $39.4 million. Pursuant to the contract, we have made payments on behalf of the Tribe to Swinerton Builders of approximately $30.3 million through December 31, 2005.

Prior to the Notes Offering, the Tribe incurred $3.5 million of construction costs, primarily consisting of payments to Swinerton. We have agreed to reimburse those costs to the Tribe. Through December 31, 2005, we reimbursed $1.5 million of this amount and plan to reimburse the balance to the Tribe. The timing of this additional reimbursement has not been determined and it may be paid in installments rather than paid as a lump sum.

The Tribe has, or currently intends to, enter into contracts with various design, engineering and testing consultants to perform geotechnical engineering, geological services, civil engineering, traffic planning and engineering services, wastewater disposal evaluation and geotechnical investigation services, land surveying and civil engineering design services, landscape architectural design services, construction testing and inspecting services that will benefit the Casino. We intend to make payments under these contracts on behalf of the Tribe. Through December 31, 2005, we have made payments of approximately $6.1 million pursuant to such design, engineering and testing contracts.

The Tribe enacted a tribal gaming ordinance in April 1997 which, among other matters, created and established the TGA as a governmental subdivision of the Tribe. The TGA is responsible for the regulation of all gaming activities conducted by the Tribe or us on tribal lands. We pay for various expenses of the TGA (Gaming Commission expense), surveillance, plant operations and human resources. These departments are operated by the Tribe. These expenses include but are not limited to payroll and related expenses, legal and other operational expenses. These expenses were $4.0 million for FY 2005 and $4.9 million for FY 2004.

The Tribe is obligated to remit certain fees to the CGCC on a quarterly basis for inclusion in the RSTF. The RSTF is for the benefit of tribes in California that have no or limited gaming. We pay these fees on behalf of the Tribe. Compact revenue sharing trust fund expense remained the same at $1.3 million for FY 2005 and FY 2004. Compact revenue sharing trust fund expense includes payments associated with operating 1,600 gaming devices. These fees became payable by the Tribe when we commenced operations in September 2002 and are based on the number of our gaming device licenses. Compact revenue sharing trust fund expense includes payments to the RSTF as required by our Compact with the State of California.

We have pledged on behalf of the Tribe to make a cash gift to the Geyserville Unified School District in the amount of $1.2 million to be provided in equal parts during each of the 2003 through 2007 school years. The cash donation to the school district is a gift and not part of any revenue sharing agreement with state or local government. Through December 31, 2005, we have paid $0.8 million of this gift.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for FY 2005 and FY 2004 and the aggregate fees billed for audit-related services and all other services rendered by Deloitte & Touche LLP for FY 2005 and FY 2004.

	Fiscal Year 2005	Fiscal Year 2004

Audit Fees	$190,000	$217,000
Audit-Related Fees	—	—
All Other Fees	$21,500	$23,445

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

1. The following financial statements of the Authority and the Report of Deloitte & Touche LLP, independent registered public accounting firm appear on pages 43 through 60 of this Form 10-K and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Balance Sheets of the River Rock Entertainment Authority as of December 31, 2005 and 2004

Statements of Revenues, Expenses and Changes in Fund Deficit for the Years Ended December 31, 2005, 2004 and 2003

Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Notes to Financial Statements for the Years Ended December 31, 2005, 2004 and 2003

2. List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of exhibits required by Item 601 of Regulation S-K. See part (c) below.

(b) Reports on Form 8-K. The following current reports were filed on Form 8-K for the year ended December 31, 2005:

Current Report on Form 8-K filed on September 2, 2005

Current Report on Form 8-K filed on November 14, 2005.

B. Exhibits.

The exhibits to this Form 10-K are listed on the exhibit index, which appears elsewhere herein and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1

Dry Creek Rancheria Band of Pomo Indians Ordinance No. 03-10-25-003 setting forth the River Rock Entertainment Authority Act of 2003 (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4 (the “Form S-4”), filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

3.2

Dry Creek Rancheria Band of Pomo Indians Tribal Council Resolution No. 03-10-25-002 (the River Rock Entertainment Authority and Bond Resolution Act) approving, among other things, creation of the River Rock Entertainment Authority (filed as Exhibit 3.2 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

3.3

Dry Creek Rancheria Band of Pomo Indians Ordinance No. 97-08-04, as amended October 25, 2003, authorizing and regulating gaming on the Dry Creek Band of Pomo Indians Rancheria (filed as Exhibit 3.3 to the Form S-4, and incorporated by reference herein)

4.1

Indenture, dated as of November 7, 2003, by and among the Authority, the Tribe and U.S. Bank National Association, as trustee (the “Trustee”), together with the Exhibits attached thereto (filed as Exhibit 4.1 to the Form S-4, and incorporated by reference herein)

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

10.6	Wells Fargo Bank, N.A. side letter dated December 1, 2003, from Wells Fargo Bank, N.A. to the Trustee (filed as Exhibit 10.6 to the Form S-4, and incorporated by reference herein)

10.7	Pledge and Security Agreement, dated as of November 7, 2003, by and among the Authority, the Tribe and the Trustee (filed as Exhibit 10.7 to the Form S-4, and incorporated by reference herein)

10.8	Development and Loan Agreement, dated as of August 26, 2001, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.8 to the Form S-4, and incorporated by reference herein)

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

14.1	Code of Ethics (filed herewith)

31.1	Certification by Norman Runyan, acting Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Yuan Fang (Yvonne) Mao, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

32.1*	Certification by Norman Runyan, acting Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification by Yuan Fang (Yvonne) Mao, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of River Rock Entertainment Authority

We have audited the accompanying balance sheets of the River Rock Entertainment Authority (the “Authority”), a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians (the “Tribe”) as of December 31, 2005 and 2004, and the related statements of revenue, expenses and changes in fund deficit and of cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Authority’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the River Rock Entertainment Authority as of December 31, 2005 and 2004, and the revenue and expenditures and changes in fund deficit and the cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

River Rock Entertainment Authority is an unincorporated instrumentality of the Tribe and is not a separate legal entity. These financial statements reflect the financial position of the River Rock Entertainment Authority, its revenues and expenditures and changes in net assets and its cash flows and do not purport to represent the financial position and activity of the Tribe as a whole.

/s/ Deloitte Touche LLP

San Francisco, CA
March 30, 2006

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	December 31, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,649,658	$18,618,826
Restricted cash-current	666,517	11,516,316
Accounts receivable	93,252	53,796
Inventories	159,434	383,411
Prepaid expenses and other current assets	1,427,906	773,831
Total current assets	19,996,767	31,346,180
RESTRICTED CASH - net of current	6,706,964	4,685,405

PROPERTY AND EQUIPMENT:
Buildings and building improvements	128,858,771	118,941,344
Furniture, fixtures and equipment	26,015,944	22,946,294

Accumulated depreciation	(21,801,767)	(10,952,816)
Construction in progress	1,819,271	379,576
Property and equipment-net	134,892,219	131,314,398
DEPOSITS AND OTHER ASSETS	6,081,955	7,466,553

TOTAL ASSETS	$167,677,905	$174,812,536

LIABILITIES AND FUND DEFICIT

CURRENT LIABILITIES:
Accounts payable:
Trade	$2,178,031	$3,398,174
Construction	1,114,618	4,091,862
Accrued liabilities	6,463,556	6,579,878
Current maturities of long-term debt	103,545	10,441,139
Total current liabilities	9,859,750	24,511,053
LONG-TERM DEBT - net of current maturities	198,243,209	197,822,725
Total long-term liabilities	198,243,209	197,822,725

FUND DEFICIT:
Invested in capital assets-net of related debt	(63,454,535)	(77,373,777)
Restricted for capital projects	7,373,481	16,201,721
Unrestricted	15,656,000	13,650,814

Total fund deficit	(40,425,054)	(47,521,242)

TOTAL LIABILITIES AND FUND DEFICIT	$167,677,905	$174,812,536

The accompanying notes are an integral part of these financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN FUND DEFICIT

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
REVENUES:
Casino	$135,638,394	$104,024,121	$67,127,442
Food, beverage & retail	7,522,001	5,380,719	2,927,235
Other	662,894	575,527	379,637
Gross revenues	143,823,289	109,980,367	70,434,314
Promotional allowances	(4,627,950)	(2,434,245)	(1,140,934)

Net revenues	139,195,339	107,546,122	69,293,380
OPERATING EXPENSES:
Casino	21,753,839	19,499,256	12,753,144
Food, beverage & retail	6,491,402	4,704,482	3,262,026
Selling, general and administrative	49,063,678	39,267,392	28,046,357
Depreciation	11,012,094	6,390,396	4,391,461
Credit enhancement fee	7,669,147	5,111,747	2,249,349
Gaming commission and surveillance expense	2,773,369	1,780,194	1,434,835
Compact revenue sharing trust fund	1,335,000	1,335,000	1,335,000

Total Operating expenses	100,098,529	78,088,467	53,472,172
INCOME FROM OPERATIONS	39,096,810	29,457,655	15,821,208
OTHER EXPENSE-Net:
Interest expense	(21,046,944)	(17,446,237)	(7,063,781)
Interest income	332,122	498,905	108,417
Loss on sale of assets	(104,117)	(62,577)	—
Other expense	(1,683)	(1,098)	(1,078)
Other expense-net	(20,820,622)	(17,011,007)	(6,956,442)
INCOME BEFORE DISTRIBUTIONS TO TRIBE	18,276,188	12,446,648	8,864,766
DISTRIBUTIONS TO TRIBE:
Litigation Settlement	—	—	(50,000,000)
Other	(11,180,000)	(7,613,116)	(4,883,130)
NET INCOME (LOSS) AFTER DISTRIBUTIONS TO TRIBE	7,096,188	4,833,532	(46,018,364)

FUND DEFICIT-Beginning of period	(47,521,242)	(52,354,774)	(6,336,410)

FUND DEFICIT-End of period	$(40,425,054)	$(47,521,242)	$(52,354,774)

The accompanying notes are an integral part of these financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$139,172,573	$107,530,073	$69,196,821
Cash paid for salaries and benefits	(30,268,234)	(26,769,492)	(17,570,561)
Cash paid to suppliers	(51,488,331)	(40,799,089)	(23,215,820)
Cash paid for compact revenue sharing trust fund	(1,335,000)	(1,335,000)	(1,668,750)

Net cash provided by operating activities	56,081,008	38,626,492	26,741,690

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Proceeds from long-term financing	—	—	213,161,513
Payments of long-term debt	(10,478,627)	(192,757)	(48,070,104)
Payment for loan costs	—	—	(10,370,324)
Purchases of property and equipment	(17,456,371)	(57,740,761)	(35,511,251)
Change in restricted cash	8,828,240	53,864,759	(68,254,876)
Interest paid	(19,763,000)	(20,365,153)	(4,178,849)
Credit enhancement fee	(7,372,759)	(4,633,756)	(2,290,106)
Proceeds from sale of fixed assets	9,500	122,580	—
Other	362,841	(347,106)	(319,087)

Net cash (used in) provided by capital and related financing activities	(45,870,176)	(29,292,194)	44,166,916

CASH FLOW FROM NON-CAPITAL FINANCING ACTIVITIES:
Distributions to Tribe	(11,180,000)	(7,613,116)	(54,883,130)

CHANGE IN CASH AND CASH EQUIVALENTS	(969,168)	1,721,182	16,025,476

CASH AND CASH EQUIVALENTS, Beginning of the period	18,618,826	16,897,644	872,168

CASH AND CASH EQUIVALENTS, End of the period	$17,649,658	$18,618,826	$16,897,644

	2005	2004	2003

RECONCILIATION OF INCOME BEFORE DISTRIBUTIONS TO TRIBE TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Income before Distributions to Tribe	$18,276,188	$12,446,648	$8,864,766

Adjustments to reconcile operating income to net cash provided by operating activities:
Depreciation	11,012,094	6,390,396	4,391,461
Interest Expense, net	21,046,944	17,447,237	7,063,781
Credit enhancement fee	7,669,147	5,111,747	2,338,069
Loss on sale of assets	104,117	62,577	—
Changes in operating assets and liabilities:
Accounts receivable	(39,456)	52,952	(96,559)
Inventories	223,977	(234,010)	(144,598)
Prepaid expenses and other current assets	(654,075)	109,102	(853,386)
Accounts payable-trade	(1,220,143)	(2,787,179)	4,378,117
Accrued liabilities	(337,785)	27,022	800,039
Total adjustments	37,810,935	26,179,844	17,876,924

NET CASH PROVIDED BY OPERATING ACTIVITIES	$56,081,008	$38,626,492	$26,741,690

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:
Acquisition of property and equipment through third party financing	$224,267	$690,566	$4,791,382
Acquisition of property and equipment through Accounts Payable Construction	$1,114,618	$4,091,862	$373,293
Capitalized interest included in purchases of property and equipment paid with notes	$—	$4,442,608	$1,488,749

The accompanying notes are an integral part of these financial statements.

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

Income before distributions to the Tribe was $18,276,188 and $12,446,648 for the twelve months ended December 31, 2005 and 2004, respectively. A fund deficit of $40,425,054 exists as of December 31, 2005. The Authority’s current assets exceeded its current liabilities by $10,137,017 as of December 31, 2005. On November 7, 2003, the Authority issued $200.0 million in its 9¾% Senior Notes, due 2011 (the “Notes”), and used a portion of the proceeds to reduce its current payables, accruals and debt. The Authority’s ability to fund future debt service payments is dependent upon the success of the Casino. Management believes that the Casino will attract sufficient patronage levels to continue to provide sufficient cash flows and to repay its indebtedness. The Authority reached its substantial completion of the construction of the enhanced parking structure on December 29, 2004. On September 13, 2005, the Authority received a certificate of occupancy on the parking structures. On October 1, 2005, the Authority’s certificate of occupancy for the parking structure was revoked and a temporary occupancy permit was issued due to some remaining construction issues. On November 4, 2005, a full certificate of occupancy was issued to the Authority for the parking structures.

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

There are differences between financial statements prepared in accordance with GASB pronouncements and those prepared in accordance with FASB pronouncements. The statements of revenues, expenses and changes in fund deficit is a combined statement under GASB pronouncements, FASB pronouncements allow a statement of income or operations and a separate statement of owners’ or shareholders’ (deficit) equity, which is where distributions to owners would be presented under FASB pronouncements. The amount shown as income before distributions to Tribe would not be different if the Authority followed all FASB pronouncements to determine net income and would be the most comparable amount to net income computed under FASB pronouncements. The Authority is a separate fund of the Tribe, a governmental entity, and as such there is no owners’ or shareholders’ (deficit) equity as traditionally represented under FASB pronouncements. The most comparable measure of owners’ (deficit) equity is presented on the Authority’s balance sheet as fund (deficit) equity.

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

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents—The Authority considers all highly liquid investments with a maturity of three months or less at date of purchase as cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value. Cash and cash equivalents include cash on hand, cash on deposit with banks and highly liquid investments. The Federal Deposit Insurance Corporation (“FDIC”) has insured $100,000 of the cash on deposit with the banks. The Authority believes that there is little risk of loss regarding the uninsured amounts of cash and cash equivalents on deposit with the banks.

Inventories—Inventories, consisting principally of gaming supplies and concession items, are stated at the lower of cost (first-in, first-out) or market.

Restricted Cash—Restricted cash consists of estimated construction expenses for three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds necessary to develop an approximately 18 acre parcel of land adjacent to the Tribe’s reservation. These funds are held in escrow accounts which are restricted for authorized construction disbursements. These escrow accounts are invested in CD markets, which generate interest on a monthly basis. The FDIC has insured $100,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow account. Restricted cash was $7,373,481 and $16,201,721 at December 31, 2005 and December 31, 2004, respectively. As of December 31, 2005, restricted cash includes amounts available for construction of $2,898,084 and land development funds of $4,475,397.

Property and Equipment—Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	21 years
Furniture, fixtures and equipment	5 years

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

Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the Authority. Capitalization of interest ceases when the project is substantially complete or development activity is suspended. Capitalized interest for the twelve months ended December 31, 2005 and 2004 were $0 and $4,439,849 respectively.

Deposits and Other Assets—As of December 31, 2005 and December 31, 2004, deposits and other assets include $5,962,226 and $6,983,920 in unamortized bond spread, legal fees and other issuance costs related to the issuance of the Notes, $78,618 and $429,941 of equipment deposits, $4,200 and $4,200 of performance deposits and $36,911 and $48,492 of rental deposits. Deferred loan costs are amortized using the effective interest method to interest expense over the term of the related financial arrangement.

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

Promotional Allowances—The retail value of food and beverages provided to playing customers without charge is included in gross revenues and then deducted as promotional allowances. The redemption of cash incentives earned by the Players Club members is also recorded as promotional allowances. The estimated costs of providing complimentary services are recorded as casino expenses. The costs of such services were $5,219,916 and $3,878,262 for the twelve months ended December 31, 2005 and 2004 respectively.

Food and Beverage Costs—Food and beverage costs include costs associated with food and beverage, excluding amounts classified as casino expenses.

Advertising Costs—Advertising costs are expensed the first time advertising takes place. Advertising costs included in selling, general and administrative expenses were $8,032,085, $4,972,275, and $2,101,504 for the twelve months ended December 31, 2005, 2004 and 2003, respectively.

Gaming Commission and Surveillance Expenses—The Authority paid for various expenses for the Tribal Gaming Commission and surveillance in 2005 and 2004. Tribal Gaming Commission expenses were reported as Gaming Commission expenses and surveillance costs were reported in Selling General and Administrative Expenses on the Statement of Revenues, Expenses and Change in Fund Balance. Effective July 1, 2005, the Tribal Gaming Commission adopted a regulation on payments of regulatory fees from the Authority.  For fiscal year 2005, Tribal Gaming Commission and surveillance expenses are being recorded in Gaming

Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Fund Balance. Gaming Commission and surveillance expenses for the twelve months ended December 31, 2005, 2004 and 2003 are $2,773,369, $1,780,194 and $1,434,835, respectively. Surveillance costs not included in the above amounts for 2004 and 2003 were $858,625 and $781,166, respectively and are recorded in Selling, General and Administrative expenses.

Income Taxes—As a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian tribe, the Authority is a nontaxable entity for purposes of federal and state income taxes.

Distributions to Tribe—Distributions to Tribe are made up of a stated draw amount and permitted payments under our Indenture for the Notes. They are included in the Statement of Revenues, Expenses and Changes in Fund Deficit as distributions to Tribe. From January 1, 2005 to March 31, 2005, the Tribal draw was $500,000 per month. Beginning April 1, 2005, the Tribal draw was $1,000,000 per month. The total distributions to the Tribe were $11,180,000 and $7,613,116 for the twelve months ended December 31, 2005 and 2004, respectively. During the twelve months ended December 31, 2005 and 2004, the Authority also distributed $680,000 and $830,000, respectively, to the Tribe as part of reimbursements for construction costs incurred by the Tribe prior to the formation of the Authority. As of December 31, 2005, there is $1,960,000 remaining to be reimbursed to the Tribe for construction costs incurred prior to the formation of the Authority.

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

Starting January 1, 2004, the Authority paid for various expenses for the following departments operated by the Tribe: Tribal Gaming Commission, surveillance, plant operations, human resources, purchasing and warehousing. On January 1, 2005, the Authority started to operate purchasing and warehousing but continued to pay for expenses for the other departments operated by the Tribe. These departmental expenses include but are not limited to payroll and related expenses, legal and other operational expenses. Total amounts billed by the Tribe for these departments, excluding Tribal Gaming Commission and surveillance, were $1,260,294 and $1,912,905 for the twelve months ended December 31, 2005 and 2004, respectively. They are recorded as a component of selling, general and administrative expenses.

 The Authority paid for various expenses for the Tribal Gaming Commission and surveillance in 2005 and 2004. Effective July 1, 2005, the Tribal Gaming Commission adopted a regulation on payments of regulatory fees from the Authority. The Tribal Gaming Commission charges the Authority to cover any operating expenses incurred by the Commission which are directly related and necessary to the regulation of the Casino. These expenses, recorded as Tribal Gaming Commission and surveillance expenses were $2,773,369, $1,780,194 and $1,434,835 for the twelve months ended December 31, 2005, 2004, and 2003, respectively. Surveillance costs of $858,625 and $781,166 are not included in Gaming Commission and surveillance expenses for 2004 and 2003. These expenses were included in Selling, General and Administrative expenses.

5.                            DEVELOPMENT AND LOAN AGREEMENT

The Tribe entered into a Development and Loan Agreement with Dry Creek Casino, LLC (“DCC”) on August 26, 2001, which has been amended from time to time (as amended, the “Development Agreement”). In consideration of DCC’s providing credit enhancement and other services under the Development Agreement, the Tribe is obligated to pay DCC the Credit Enhancement Fee. The Credit Enhancement Fee is defined as 20% of the Authority’s net income before distributions to the Tribe plus depreciation and amortization plus annual interest on $25.0 million principal amount of the notes less revenues from sales of alcoholic beverages. The Credit Enhancement Fee is required to be paid monthly for a period of five years commencing on June 1, 2003. The Credit Enhancement Fee was $7,669,147, $5,111,747 and $2,249,349 for each of the twelve months ended December 31, 2005, 2004 and 2003, respectively.

The Authority has the right to terminate the Development Agreement by exercising a buy-out option on or after June 1, 2006. If exercised, the Authority is obligated to pay all amounts outstanding with respect to financing, including outstanding development advances and accrued interest plus an amount determined by multiplying the average monthly credit enhancement fee earned during the 12-month period immediately preceding the month the buy-out option is exercised, by the number of months remaining in the five-year term. The buy-out fee is required to be paid in equal monthly installments of principal plus interest at the rate of 12% per annum, on the 15th day of each month over a period equal to the remaining term of the Development Agreement.

6.                            CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of December 31, 2005 and December 31, 2004:

	December 31, 2005	December 31, 2004

Operating accounts	$5,241,644	$10,103,118
Money Market Accounts	62,420	307,911
Short Term Investments	8,988,622	4,999,800
Cash on hand	3,356,972	3,207,997

Cash and cash equivalents	17,649,658	18,618,826
Restricted cash	7,373,481	16,201,721

Total cash and cash equivalents and restricted cash	$25,023,139	$34,820,547

The Authority’s cash in banks and cash equivalents (the “Investments”) are categorized by level of credit risk assumed by the Authority. Category 1 includes investments that are insured or registered or for which the investments are held by the Authority or its agent in the Authority’s name. Category 2 includes uninsured and unregistered investments for which the investments are held by the counterparty’s trust department or agent in the Authority’s name. Category 3 includes uninsured and unregistered investments for which the investments are held by the counterparty’s agent but not in the Authority’s name. At December 31, 2005 the Authority had $200,000 in Category 1 investments, $5,041,644 cash in banks, $62,419 in Money Market accounts and $8,988,622 in short term investments which are Category 2 investments and $7,273,481 restricted cash in bank over the FDIC insurance limits, which are Category 3 investments. Amounts in Category 2 and Category 3 investments are invested in short term, highly liquid cash equivalents and investments. As of December 31, 2005 and 2004, these amounts are composed of money market accounts in the amount of $62,419 and $307,911, respectively and A1/P1 bonds in the amount of $8,988,622 and $4,999,800, respectively.

7.                            PROPERTY AND EQUIPMENT

Property and equipment at January 1, 2005 and December 31, 2005 consisted of the following:

	Balance, January 1, 2005	Additions	Dispositions	Balance, December 31, 2005

Buildings and improvements	$118,941,344	$9,917,427	$—	$128,858,771
Furniture, fixtures and equipment	22,946,294	3,409,448	(339,798)	26,015,944
Less accumulated depreciation	(10,952,816)	(11,012,094)	163,143	(21,801,767)
	130,934,822	2,314,781	(176,655)	133,072,948
Construction in progress	379,576	1,439,695	—	1,819,271
Property and equipment—net	$131,314,398	$3,754,476	$(176,655)	$134,892,219

Construction in progress consists of payments to various vendors related to the Authority’s master plan development and land improvements. Substantially all of the Authority’s personal property is pledged as collateral to secure its debt. At December 31, 2005 and 2004, the Authority had $315,012 and $120,000 in capital lease assets with related accumulated depreciation of $40,251 and $8,000.

8.                            ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31, 2005 and December 31, 2004:

	December 31, 2005	December 31, 2004

Accrued in-house progressive slot jackpots	$495,588	$1,031,468
Accrued payroll and related benefits	1,677,290	1,620,177
Accrued interest	3,250,000	3,325,000
Accrued credit enhancement fees	685,659	389,271
Accrued other expenses	355,019	213,962
Total accrued liabilities	$6,463,556	$6,579,878

9.                            LONG-TERM DEBT

Long-term debt consisted of the following as of December 31, 2005 and December 31, 2004:

	December 31, 2005	December 31, 2004

9 3/4% Senior Notes, net of unamortized issue discount of $1,967,289 and $2,304,539. Due 2011.	$198,032,711	$197,695,461
DCC Subordinated Note	—	10,000,000
Vehicles Notes	51,937	63,768
Capital leases obligations	262,106	504,635
Total Long Term Debt	198,346,754	208,263,864
Less: current portion	(103,545)	(10,441,139)

Total long-term debt - net of current maturities	$198,243,209	$197,822,725

Maturity schedule – Annual requirements to retire long-term debt at December 31, 2005:

	Principal	Interest	Total
2006	$103,150	$19,516,000	$19,619,150
2007	106,731	19,509,737	19,616,468
2008	78,579	19,503,370	19,581,949
2009	24,463	19,500,509	19,524,972
2010	1,460	19,500,000	19,501,460
Thereafter	200,000,000	19,500,000	219,500,000
	$200,314,383	$117,029,616	$317,343,999

 On November 7, 2003, the Authority issued the Notes. The proceeds were utilized to fund an expansion project, which includes three parking structures and related infrastructure improvement, repayment of various debt, and advances and fund payment of various accruals and payables, as well as to increase cash on hand. The proceeds were also utilized to fund a land purchase and settle litigation. The Notes were secured by a first priority pledge of the Authority’s revenue and substantially all of the existing and future tangible and intangible personal property. Before November 1, 2007, the Authority may redeem the Notes, in whole or in part, at a redemption price equal to 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. On or after November 1, 2007, the Authority may redeem the Notes, in whole or in part, at a redemption price that is at a premium to the principal amount of the Notes (expressed as percentages of principal amount), plus accrued and unpaid interest.

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

Fair Value—Our long-term debt is recorded at an amortized historical cost basis. The fair value of long-term debt approximates $216,750,000 at December 31, 2005.

10.                      LEASES

The Authority leases a sprung structure, which is accounted for as an operating lease. Such lease expense was $482,355, $511,476, and $511,476 for the twelve months ended December 31, 2005, 2004 and 2003. The Authority renewed the lease agreement on August 17, 2005 for $36,230 per month for twenty four (24) months ending August 17, 2007.

On October 1, 2003, the Tribe entered into an operating lease agreement for office and warehouse space to replace existing facilities. The Authority uses a portion of the space and reimburses the Tribe lease fees allocated based on the square footage utilized. The Authority reimbursed the Tribe such lease fees in the amount of $439,133, $252,463, and $0 for the twelve months ended December 31, 2005, 2004 and 2003, respectively.

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

On July 31, 2005, the Authority entered into a thirty six month capital lease to purchase 13 Multi-deck shufflers in the amount of $88,307. The capital lease is at 7.09% interest with monthly lease fees of $2,730 and a $1 buyout at the end of the lease term, expiring 07/31/08.

On July 31, 2005, the Authority entered into a thirty six month capital lease to purchase 6 King shufflers in the amount of $61,422. The capital lease is at 7.09% interest with monthly lease fees of $1,899 and a $1 buyout at the end of the lease term, expiring 07/31/08.

On July 31, 2005, the Authority entered into a thirty six month capital lease to purchase 4 Ace shufflers in the amount of $45,283. The capital lease is at 7.09% interest with monthly lease fees of $1,400 and a $1 buyout at the end of the lease term, expiring 07/31/08.

Lease expenses of $995,202, $1,333,664 and $1,635,115 for the twelve months ended December 31, 2005, 2004 and 2003, respectively and are included in general and administrative expenses in the accompanying statement of revenues, expenses and changes in fund deficit. Expected remaining payments under operating leases are $463,313, $267,665, $7,215 and $1,213 for the years ending December 31, 2006, 2007, 2008 and 2009 respectively.

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

On December 9, 2004, the Court entered an order granting in part and denying in part the Tribe’s motion to dismiss for failure to state a claim and denying the County’s motion for summary judgment. The order reaffirmed the Court’s prior ruling that Public Law 280 does not authorize the County Fire Chief to inspect the Tribe’s reservation or Casino. On March 1, 2005, the Court issued an Order granting in part and denying in part the Tribe’s motion to dismiss for failure to join necessary and indispensable parties, holding that United States of America is an indispensable party as to the road that provides ingress and egress to the Tribe’s reservation from the public highway. On April 29, 2005, the Court entered its final order granting the Tribe’s motion for summary judgment on the remaining issue of whether exceptional circumstances existed that supported the issuance of an inspection warrant for the Tribe’s casino, and entered judgment on the entire action in the Tribe’s favor. The Sonoma County Fire Chief has appealed, and the briefing should be completed in November 2005.  No oral argument has been set yet by the Court.

Alcohol and Beverage Control License

On September 13, 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on the State Fire Marshal’s interpretation of the Uniform Building Code. In May 2005, an Administrative Law Judge heard the Tribe’s appeal of the ABC’s denial and recommended that the ABC reverse itself and approve the license. On August 25, 2005, the ABC announced that, effective October 11, 2005, it would adopt the Administrative Law Judge’s decision to approve the license transfer pending a hearing on protests filed by citizens and government officials. The ABC has received over 65 protests against the license from citizens and government officials. The ABC held a hearing on the protests on March 9, 2006. The administrative law judge will make his decision after all post hearing briefs are received. All briefs must be filed by early May 2006. The judge must make his decision within 30 days after receipt of the final brief. The decision to approve or deny the license transfer application may be appealed by any parties to the proceeding so long as the appeal is filed within forty (40) days of the ABC’s decision. The first appeal is to the ABC Appeals Board, and its decision may be appealed to the California State court system.

We are involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. We believe that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on our results of operations, financial condition or cash flows.

12.                      COMPACT REVENUE SHARING TRUST FUND

The Compact requires the Authority to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $1,335,000 annually for the years ended December 31, 2005, 2004, 2003 and 2002.

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

The Authority renewed an employment agreement with Mr. Norman Runyan on November 8, 2005 to continue to serve as the Chief Operations Officer of the Authority. This three year employment agreement commenced on October 14, 2005 and provides Mr. Runyan an annual salary of $250,000 and a discretionary bonus, as determined by the Tribal Board, of not less than 7% and not more than 25% of his annual salary based on various criteria. If Mr. Runyan’s employment is terminated for other reasons set forth in the employment agreement including death or disability, Mr. Runyan will be entitled to his salary for three months. Either party may terminate the agreement with a 90 day written notice.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2006.

RIVER ROCK ENTERTAINMENT AUTHORITY

By:	/s/ Harvey Hopkins
Name: Harvey Hopkins
Title: Chairperson

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of River Rock Entertainment Authority and in the capacities and on the dates indicated.

By:	/s/ Harvey Hopkins
Name: Harvey Hopkins
Title: Chairperson
Date: March 30, 2006

By:	/s/ Betty Arterberry
Name: Betty Arterberry
Title: Vice Chairperson
Date: March 30, 2006

By:	/s/ Margie Rojes
Name: Margie Rojes
Title: Secretary-Treasurer
Date: March 30, 2006

By:	/s/ Augusto (Gus) Pina
Name: Augusto (Gus) Pina
Title: Member
Date: March 30, 2006

By:	/s/ Bruce Smith
Name: Bruce Smith
Title: Member
Date: March 30, 2006

By:	/s/ Norman Runyan
Name: Norman Runyan
Title: Acting Chief Executive Officer (Principal Executive Officer)
Date: March 30, 2006

By:	/s/ Yuan Fang (Yvonne) Mao
Name: Yuan Fang (Yvonne) Mao
Title: Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 30, 2006