Form 10-Q
period 2006-03-31
River Rock Entertainment Authority
filed 2006-05-22
CIK 1288924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated filer ☒

Indicated by check made whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act). Yes ☐    No ☒

RIVER ROCK ENTERTAINMENT AUTHORITY
INDEX TO FORM 10-Q

Item	Description

PART I—FINANCIAL INFORMATION

1.	Financial Statements (unaudited)
Balance Sheets- March 31, 2006 and December 31, 2005
Statements of Revenues, Expenses and Changes in Fund Deficit- Three-Months ended March 31, 2006 and 2005
Statements of Cash Flows- Three-Months ended March 31, 2006 and 2005
Notes to unaudited Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures

PART II—OTHER INFORMATION

1.	Legal Proceedings
1A.	Risk Factors
6.	Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

CAUTIONARY STATEMENT

Except for the historical financial information contained herein, the matters discussed in this report on Form 10-Q (as well as documents incorporated herein by reference) may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based upon current expectations that involve risks and uncertainties and include declarations regarding the intent, belief or current expectations of us and our management and may be signified by the words “believes,” “anticipates”, “plan,” “expects,” “intends” and similar expressions. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements, whether as a result of new information, future events, or otherwise. All discussion in this report should be read in conjunction with our financial statements and the accompanying notes contained in this report.

References in this Form 10-Q to the “Authority” and the “Tribe” are to the River Rock Entertainment Authority and the Dry Creek Rancheria Band of Pomo Indians, respectively. The terms “we,” “us” and “our” refer to the Authority.

Our key risks are described in our annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

PART 1—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

BALANCE SHEETS
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,269,143	$17,649,658
Restricted cash-current	466,517	666,517
Accounts receivable	187,127	93,252
Inventories	146,759	159,434
Prepaid expenses and other current assets	1,456,217	1,427,906

Total current assets	27,525,763	19,996,767

RESTRICTED CASH—Net of Current	6,716,218	6,706,964

PROPERTY AND EQUIPMENT:
Buildings and building improvements	129,165,929	128,858,771
Furniture, fixtures and equipment	26,527,908	26,015,944
	155,693,837	154,874,715

Accumulated depreciation	(24,650,708)	(21,801,767)
Construction in progress	2,223,181	1,819,271

Property and equipment—net	133,266,310	134,892,219

DEPOSITS AND OTHER ASSETS	5,756,414	6,081,955

TOTAL ASSETS	$173,264,705	$167,677,905

LIABILITIES AND FUND DEFICIT

CURRENT LIABILITIES:
Accounts payable:
Trade	$3,096,708	$2,178,031
Construction	798,707	1,114,618
Accrued liabilities	11,267,160	6,463,556
Current maturities of long-term debt	103,126	103,545

Total current liabilities	15,265,701	9,859,750

LONG-TERM DEBT—net of current maturities	198,302,114	198,243,209

Total long term liabilities	198,302,114	198,243,209

FUND DEFICIT
Invested in capital assets-net of related debt	(65,138,930)	(63,454,535)
Restricted for capital projects	7,182,734	7,373,481
Unrestricted	17,653,086	15,656,000

Total fund deficit	(40,303,110)	(40,425,054)

TOTAL LIABILITIES AND FUND DEFICIT	$173,264,705	$167,677,905

The accompanying notes are an integral part of these unaudited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN FUND DEFICIT
(Unaudited)

	Three-Month
	Period Ended
	March 31,
	2006	2005
REVENUES:

Casino	$33,136,425	$31,726,625
Food, beverage & retail	1,603,210	1,566,240
Other	152,855	181,320

Gross revenues	34,892,490	33,474,185

Promotional allowance	(916,300)	(792,476)

Net revenues	33,976,190	32,681,709

OPERATING EXPENSES:
Casino	5,580,232	5,372,268
Food, beverage & retail	1,589,890	1,446,610
Selling, general and administrative	13,128,184	10,509,868
Depreciation	2,860,533	2,633,958
Credit enhancement fee	1,602,417	1,942,849
Gaming commission and surveillance expense	722,741	536,613
Compact revenue sharing trust fund	333,750	333,750

Total Operating expenses	25,817,747	22,775,916

INCOME FROM OPERATIONS	8,158,443	9,905,793

OTHER EXPENSE—Net
Interest expense	(5,224,632)	(5,346,799)
Interest income	191,504	40,424
Loss on sale of assets	(3,384)	(33,977)
Other income (expense)—net	13	(441)

Other expense—net	(5,036,499)	(5,340,793)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	3,121,944	4,565,000

DISTRIBUTIONS TO TRIBE	(3,000,000)	(2,180,000)

NET INCOME AFTER DISTRIBUTIONS TO TRIBE	121,944	2,385,000

FUND DEFICIT—Beginning of period	(40,425,054)	(47,521,242)

FUND DEFICIT—End of period	$(40,303,110)	$(45,136,242)

The accompanying notes are an integral part of these unaudited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-Month
	Period Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$34,194,005	$32,862,413
Cash paid for salaries and benefits	(7,478,278)	(7,734,218)
Cash paid to suppliers	(14,125,143)	(11,544,610)
Cash paid for compact revenue sharing trust fund	(333,750)	(333,750)

Net cash provided by operating activities	12,256,834	13,249,835

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Payments of long-term debt	(25,826)	(10,113,853)
Purchases of property and equipment	(211,234)	(8,040,229)
Change in restricted cash	190,746	5,898,017
Interest paid	(9,896)	(190,815)
Credit enhancement fee	(1,651,256)	(1,714,915)
Proceeds from sale of assets	—	2,000
Other	70,117	(71,380)

Net cash used in capital and related financing activities	(1,637,349)	(14,231,175)

CASH FLOW FROM NON-CAPITAL FINANCING ACTIVITIES Distributions to Tribe	(3,000,000)	(2,180,000)

CHANGE IN CASH AND CASH EQUIVALENTS	7,619,485	(3,161,340)

CASH AND CASH EQUIVALENTS, Beginning of the period	17,649,658	18,618,826

CASH AND CASH EQUIVALENTS, End of the period	$25,269,143	$15,457,486

RECONCILIATION OF INCOME BEFORE DISTRIBUTIONS TO TRIBE TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Income before Distributions to Tribe	$3,121,944	$4,565,000

Adjustments to reconcile operating income to net cash provided by operating activities:
Depreciation	2,860,564	2,633,958
Interest expense	5,224,632	5,346,799
Credit enhancement fee	1,602,417	1,942,849
Loss on sale of assets	3,384	33,977
Changes in operating assets and liabilities:
Accounts receivable	(93,875)	8,546
Inventories	12,675	217
Prepaid expenses and other current assets	(28,311)	11,710
Accounts payable—trade	(424,038)	(1,173,014)
Accrued liabilities	(22,558)	(120,207)
Total adjustments	9,134,890	8,684,835

NET CASH PROVIDED BY OPERATING ACTIVITIES	$12,256,834	$13,249,835

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:
Acquisition of property and equipment through third party financing	$—	$246,757
Acquisition of property and equipment through accounts payable construction	1,026,800	1,895,614
Trade in allowance on purchase of property and equipment	2,000	63,100

The accompanying notes are an integral part of these unaudited financial statements.

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

Income before distributions to the Tribe was $3,121,949 and $4,565,000 for the three months ended March 31, 2006 and 2005, respectively.  A fund deficit of $40,303,110 exists as of March 31, 2006. The Authority’s current assets exceeded its current liabilities by $12,260,062 as of March 31, 2006. On November 7, 2003, the Authority issued $200.0 million in its 9¾% Senior Notes, due 2011 (the “Notes”), and used a portion of the proceeds to reduce its current payables, accruals and debt. The Authority’s ability to fund future debt service payments is dependent upon the success of the Casino. Management believes that the Casino will attract sufficient patronage levels to continue to provide sufficient cash flows and to repay its indebtedness. The Authority reached its substantial completion of the construction of the enhanced parking structures on December 29, 2004. On September 13, 2005, the Authority received a certificate of occupancy on the parking structures. On October 1, 2005, the Authority’s certificate of occupancy for the parking structure was revoked and a temporary occupancy permit was issued due to some remaining construction issues. On November 4, 2005, a full certificate of occupancy was issued to the Authority for the parking structures.

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

Restricted Cash—Restricted cash consists of estimated construction expenses for three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds necessary to develop an approximately 18 acre parcel of land adjacent to the Tribe’s reservation. These funds are held in escrow accounts which are restricted for authorized construction disbursements. These escrow accounts are invested in CD markets, which generate interest on a monthly basis. The FDIC has insured $100,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow account. Restricted cash was $7,182,735 and $7,373,481 at March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006, restricted cash includes amounts available for construction of $2,694,083 and land development funds of $4,488,652.

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

Deposits and Other Assets—As of March 31, 2006 and December 31, 2005, deposits and other assets include $5,706,803 and $5,962,226 in unamortized bond spread, legal fees and other issuance costs related to the issuance of the Notes, $0 and $78,618 of equipment deposits, $12,700 and $4,200 of performance deposits and $36,911 and $36,911 of rental deposits. Deferred loan costs are amortized using the effective interest method to interest expense over the term of the related financial arrangement.

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

Promotional Allowances—The retail value of food and beverages provided to playing customers without charge is included in gross revenues and then deducted as promotional allowances. The redemption of cash incentives earned by the Players Club members is also recorded as promotional allowances. The estimated costs of providing complimentary services are recorded as casino expenses. The costs of such services were $916,300 and $792,476 for the three months ended March 31, 2006 and 2005, respectively.

Food and Beverage Costs—Food and beverage costs include costs associated with food and beverage, excluding amounts classified as casino expenses.

Advertising Costs—Advertising costs are expensed the first time advertising takes place. Advertising costs included in selling, general and administrative expenses were $2,231,976 and $1,081,442 for the three months ended March 31, 2006 and 2005, respectively.

Gaming commission & surveillance expenses—The Authority paid for various expenses for the Tribal Gaming Commission and surveillance in 2005 and 2004. Tribal Gaming Commission expenses were reported as Gaming Commission expenses and surveillance costs were reported in Selling General and Administrative Expenses on the Statement of Revenues, Expenses and Change in Fund Balance. Effective July 1, 2005, the Tribal Gaming Commission adopted regulation on payments of regulatory fees from the Authority. For Fiscal Year 2005, Tribal Gaming Commission and surveillance expenses are being recorded in Gaming Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Fund Balance. Gaming Commission and surveillance expenses for the three months ended March 31, 2006 and 2005 are $722,741 and $536,613, respectively.

Income Taxes—As a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian tribe, the Authority is a nontaxable entity for purposes of federal and state income taxes.

Distributions to Tribe—Distributions to Tribe are made up of a stated draw amount and permitted payments. They are included in the statement of revenues, expenses and changes in fund deficit as distributions to Tribe. The Tribal draw was $1,000,000 per month for the three months ended March 31, 2006. In 2005, the Tribal draw was $500,000 per month for the three months ended March 31, 2005 plus $680,000 in distributions as part of reimbursements for construction costs incurred by the Tribe prior to the formation of the Authority. As of March 31, 2006, the remaining balance to be reimbursed to the Tribe for construction costs incurred before the formation of the Authority was $1,960,000. Distributions to the Tribe for the three months ended March 31, 2006 and 2005 were $3,000,000 and $2,180,000, respectively.

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

Starting January 1, 2004, the Authority paid for various expenses for the following departments operated by the Tribe: Tribal Gaming Commission, surveillance, plant operations, human resources, purchasing and warehousing. On January 1, 2005, the Authority started to operate purchasing and warehousing but continued to pay for expenses for the other departments operated by the Tribe. These departmental expenses include but are not limited to payroll and related expenses, legal and other operational expenses. Total amounts billed by the Tribe for these departments, excluding Tribal Gaming Commission and surveillance, were $598,174 and $524,838 for the three months ended March 31, 2006 and 2005, respectively. They are recorded as a component of selling, general and administrative expenses.

 The Authority paid for various expenses for the Tribal Gaming Commission and surveillance in 2006 and 2005. Prior to July 1, 2005, Tribal Gaming Commission expenses were reported as Gaming Commission expenses and surveillance costs were reported in Selling, General and Administrative Expenses on the Statement of Revenues, Expenses and Change in Fund Balance. Effective July 1, 2005, the Tribal Gaming Commission adopted a regulation on payments of regulatory fees from the Authority. The Tribal Gaming Commission charges the Authority to cover any operating expenses incurred by the Tribal Gaming Commission and surveillance which are directly related and necessary to the regulation of the Casino. Gaming Commission and surveillance expenses for the three months ended March 31, 2006 and 2005 are $722,741 and $536,613, respectively.

5.                           DEVELOPMENT AND LOAN AGREEMENT

The Tribe entered into a Development and Loan Agreement with Dry Creek Casino, LLC (“DCC”) on August 26, 2001, which has been amended from time to time (as amended, the “Development Agreement”). In consideration of DCC’s providing credit enhancement and other services under the Development Agreement, the Tribe is obligated to pay DCC the Credit Enhancement Fee. The Credit Enhancement Fee is defined as 20% of the Authority’s net income before distributions to the Tribe plus depreciation and amortization plus annual interest on $25.0 million principal amount of the Notes less revenues from sales of alcoholic beverages. The Credit Enhancement Fee is required to be paid monthly for a period of five years commencing on June 1, 2003. The Credit Enhancement Fee was $1,602,417 and $1,942,849 for the three months ended March 31, 2006 and 2005, respectively.

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

12% per annum, on the 15th day of each month over a period equal to the remaining term of the Development Agreement.

6.                           CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Operating accounts	$5,086,150	$5,241,644
Money Market Accounts	51,532	62,420
Short Term Investments	16,627,649	8,988,622
Cash on hand	3,503,812	3,356,972

Cash and cash equivalents	25,269,143	17,649,658
Restricted cash	7,182,735	7,373,481

Total cash and cash equivalents and restricted cash	$32,451,878	$25,023,139

The Authority’s cash in banks and cash equivalents (the “Investments”) are categorized by level of credit risk assumed by the Authority. Category 1 includes investments that are insured or registered or for which the investments are held by the Authority or its agent in the Authority’s name. Category 2 includes uninsured and unregistered investments for which the investments are held by the counterparty’s trust department or agent in the Authority’s name. Category 3 includes uninsured and unregistered investments for which the investments are held by the counterparty’s agent but not in the Authority’s name. At March 31, 2006, the Authority had $200,000 in Category 1 investments, $4,886,150 cash in banks, $51,532 in money market accounts and $16,627,649 in short term investments which are Category 2 investments and $7,182,735 restricted cash in bank over the FDIC insurance limits, which are Category 3 investments. Amounts in Category 2 and Category 3 investments are invested in short term, highly liquid cash equivalents and investments. As of March 31, 2006 and December 31, 2005, these amounts are composed of money market accounts in the amount of $51,532 and $62,419, respectively, and A1/P1 bonds in the amount of $16,627,649 and $8,988,622, respectively.

7.                           PROPERTY AND EQUIPMENT

Property and equipment at January 1, 2006 and March 31, 2006 consisted of the following:

	Balance,			Balance,
	January 1,			March 31,
	2006	Additions	Dispositions	2006
Buildings and improvements	$128,858,771	$307,158	$—	$129,165,929
Furniture, fixtures and equipment	26,015,944	528,966	(17,002)	26,527,908
Less accumulated depreciation	(21,801,767)	(2,860,559)	11,618	(24,650,708)
	133,072,948	(2,024,435)	(5,384)	131,043,129

Construction in progress	1,819,271	403,910	—	2,223,181

Property and equipment—net	$134,892,219	$(1,620,525)	$(5,384)	$133,266,310

Construction in progress consists of payments to various vendors related to the Authority’s master plan development and land improvements. Substantially all of the Authority’s personal property is pledged as collateral to secure its debt. At March 31, 2006 and 2005, the Authority had $315,012 and $670,000 in capital lease assets with related accumulated depreciation of $63,974 and $78,167, respectively.

8.                          ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
Accrued in-house progressive slot jackpots	$542,655	$495,588
Accrued payroll and related benefits	1,639,060	1,677,290
Accrued interest	8,125,000	3,250,000
Accrued credit enhancement fees	636,820	685,659
Accrued other expenses	323,625	355,019
Total accrued liabilities	$11,267,160	$6,463,556

9.                           LONG-TERM DEBT

Long-term debt consisted of the following as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
9 3/4% Senior Notes, net of unamortized issue discount of $1,882,976 and $1,967,289 due 2011.	$198,117,024	$198,032,711
Vehicles Notes	46,960	51,937
Capital leases obligations	241,256	262,106
Total Long Term Debt	198,405,240	198,346,754
Less: current portion	(103,126)	(103,545)
Total long-term debt—net of current maturities	$198,302,114	$198,243,209

On November 7, 2003, the Authority issued the Notes. The proceeds were utilized to fund an expansion project, which includes three parking structures and related infrastructure improvements, repayment of various debt and advances and fund payment of various accruals and payables, as well as to increase cash on hand. The proceeds were also utilized to fund a land purchase and settle litigation. The Notes are secured by a first priority pledge of the Authority’s revenue and substantially all of the existing and future tangible and intangible personal property. Before November 1, 2007, the Authority may redeem the Notes, in whole or in part, at a redemption price equal to 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. On or after November 1, 2007, the Authority may redeem the Notes, in whole or in part, at a redemption price that is at a premium to the principal amount of the Notes (expressed as percentages of principal amount), plus accrued and unpaid interest.

Fair Value—Our long-term debt is recorded at an amortized historical cost basis. The fair value of long-term debt approximates $215,500,000 at March 31, 2006.

10.                    LEASES

The Authority leases a Sprung structure, which is accounted for as an operating lease. Such lease expense was $129,220 and $151,243 for the three months ended March 31, 2006 and 2005, respectively. The Authority renewed the lease agreement on August 17, 2005 for twenty four (24) months ending August 17, 2007.

On October 1, 2003, the Tribe entered into a five year operating lease agreement for office and warehouse space to replace existing facilities. The Authority uses a portion of the space and reimburses the Tribe lease fees allocated based on the square footage utilized. The Authority reimbursed the Tribe such lease fees in the amount of $127,963 and $105,982 for the three months ended March 31, 2006 and 2005, respectively.

On September 1, 2004, the Authority entered into a five year capital lease to purchase two licenses to operate three-card poker tables in the amount of $120,000. The capital lease is at 7.25% interest with monthly lease fees of $2,390 and a $1 buyout at the end of the lease term.

On July 31, 2005, the Authority entered into a thirty six month capital lease to purchase 13 Multi-deck shufflers in the amount of $88,307. The capital lease is at 7.09% interest with monthly lease fees of $2,730 and a $1 buyout at the end of the lease term.

On July 31, 2005, the Authority entered into a thirty six month capital lease to purchase 6 King shufflers in the amount of $61,422. The capital lease is at 7.09% interest with monthly lease fees of $1,899 and a $1 buyout at the end of the lease term.

On July 31, 2005, the Authority entered into a thirty six month capital lease to purchase 4 Ace shufflers in the amount of $45,283. The capital lease is at 7.09% interest with monthly lease fees of $1,400 and a $1 buyout at the end of the lease term.

Lease expenses were $244,092 and $266,237 for the three months ended March 31, 2006 and 2005, respectively, and are included in general and administrative expenses in the accompanying statement of revenues, expenses and changes in fund deficit. Expected remaining payments under operating leases are $789,364, $798,829, $414,484, $2,910 and $1,213 for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively. Expected remaining payments under capital leases are $85,138, $91,037, $67,032, $18,612 and $0 for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

11.                    LEGAL MATTERS

Sonoma County Fire Marshal Inspection Case

On October 7, 2002, the Sonoma County Fire Chief (the “County Fire Chief ”) filed an ex parte application for an inspection warrant in the Superior Court of the State of California for the County of Sonoma, seeking to inspect the casino. The Tribe believes that there is no basis for the County’s Fire Chief to assert jurisdiction over the Tribe’s lands, which are governed by tribal and federal law and the Compact. On October 9, 2002, the Tribe removed the case to the United States District Court for the Northern District of California. The County Fire Chief moved to remand and moved for summary judgment and the Tribe moved to dismiss under Federal Rules of Civil procedure 12(b)(6) and 12(b)(7). On December 9, 2004, the Court issued an order granting in part and denying in part the Tribe’s 12(b)(6) motion and denying the County Fire Chief ’s summary judgment motion. The order reaffirmed the Court’s prior ruling denying the remand of that Public Law 280 does not authorize the County Fire Chief to inspect the casino. On March 1, 2005 the Court issued an order granting in part and denying in part the Tribe’s 12(b)(7) motion. On March 4, 2005, the Tribe moved for summary judgment, and on April 29, 2005, the Court granted the Tribe’s motion. The County Fire Chief filed a Notice of Appeal on May 26, 2005, at the Ninth Circuit Court of Appeals. Briefing was completed at the Ninth Circuit on November 8, 2005. The case has not yet been set for oral argument.

California Department of Alcoholic Beverage Control

On September 13, 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on the State Fire Marshal’s interpretation of the Uniform Building Code. In May 2005, an Administrative Law Judge heard the Tribe’s appeal of the ABC’s denial and recommended that the ABC reverse itself and approve the license. On August 25, 2005, the ABC announced that, effective October 11, 2005; it would adopt the Administrative Law Judge’s decision to approve the license transfer pending a hearing on protests filed by citizens and government officials. The ABC has received over 65 protests against the license from citizens and government officials. The ABC held a hearing on the protests from March 7 to March 9, 2006. The deadline for filing post hearing briefs had been scheduled for early May 2006 and the judge was to make his decision within 30 days after receipt of the final brief. However, on April 21, 2006, the California 4th District Court of Appeal issued an unpublished decision which held that “the applicant bears the burden of proof regarding the applicant’s eligibility for a liquor license from the start of the application process until the Department makes the final determination.” Coffin v. Department of Alcoholic Beverage Control (Barona Tribal Gaming Authority Real Party in Interest , No. D047218, Alcoholic Beverage Control Appeals Board Case Number AB 8336. On May 4, 2006, the administrative law judge on this matter suspended the deadline for filing written briefs until such time as the Appellate Court acts on requests to certify the decision for publication. On May 12, 2006, the Court of Appeal certified the decision for publication. Therefore, the Tribe’s case may have to be reheard in order to include references to the appropriate standard of proof. Once the judge makes a decision to approve or deny the license transfer application, it may be appealed by any parties to the proceeding so long as the appeal is filed within forty (40) days of the ABC’s decision. The first appeal is to the ABC Appeals Board, and its decision may be appealed to the California State court system.

We are involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. We believe that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on our results of operations, financial condition or cash flows.

12.                    COMPACT REVENUE SHARING TRUST FUND

The Compact requires the Authority to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $333,750 and $333,750 for the three months ended March 31, 2006 and 2005.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report.

Overview

           General

     We have historically operated as a separate wholly-owned operating property of the Tribe. We were formed as an unincorporated governmental instrumentality of the Tribe to own and operate the River Rock Casino. Upon the issuance of our Notes, the Tribe reorganized so that its gaming business became owned and operated by us. This reorganization was accounted for as a reorganization of entities under common control. In accordance with Statement of Financial Accounting Standards “141, Business Combinations,” the assets and liabilities of the Casino are presented by us on a historical cost basis.

     We offer Class III slot and video poker gaming machines, house banked table games (including Blackjack, Three card poker, Mini-baccarat and Pai Gow poker), Poker, featuring Texas Hold’em, comprehensive food and non-alcoholic beverage offerings, and goods for sale in our gift shop.

     Our business has increased since we commenced operations on September 14, 2002, primarily due to increases in the number of gaming positions as we opened additional portions of our facility. On April 1, 2003, we opened our food and beverage facilities and on June 18, 2003, we reached full operation with 1,600 slot machines. The history of our operations is as follows:

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

•                  In February 2005, we increased the number of our table games from 16 to 24.

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

     At the beginning of 2003, we started our infrastructure projects, including the excavation of a hillside and the construction of retaining walls. In April 2003, we began the design process for the three new parking structures. The parking structures portion of the expansion project was completed in two phases and our existing gaming facility remained open during construction. On October 29, 2004, we obtained a temporary certificate of occupancy to open the entire first parking structure for self and valet parking. On December 1, 2004, we received a certificate of substantial completion on the first parking structure. The second phase, which included our second and third parking structures with approximately 445 and approximately 470 spaces, respectively, opened on December 29, 2004. As of March 31, 2006, we have parking spaces available to accommodate a total of approximately 1,642 (decreasing from 1,735 due to construction of a retention basin in lot B) customer parked vehicles and 2,100 vehicles when operated by a valet service.

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

•                  We evaluate our property and equipment for impairment in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  When events or circumstances indicate that an asset should be reviewed for impairment, we compare the undiscounted cash flow derived from the asset or asset group to the net carrying value. If an impairment is indicated, the impairment loss is measured by the amount in which the carrying value of the asset or asset group exceeds its fair value. Fair value is measured by comparable sales, solicited offers or discounted cash flow models.

•                  Accrued Progressive Slot Jackpots — Accrued progressive slot jackpots consist of estimates for prizes relating to various games that have accumulated jackpots. We have recorded the cost of these anticipated payouts as a reduction of casino revenues and the cost is included as a component of accrued liabilities.

•                  Contingencies — We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of March 31, 2006, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

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

Results of Operations

Comparison of the three months ended March 31, 2006 and 2005

Net revenues. Our net revenues for the three months ended March 31, 2006 increased by $1.3 million to $34.0 million from $32.7 million for the three months ended March 31, 2005. The increase is attributed to increased operating activities. Approximately 97.5% of our net revenues were from our gaming activities in the first quarter 2006. We generated $29.1 million, or 85.5% of our net revenues, from gaming devices and $3.7 million, or 10.9% of our net revenues, from table games for the three months ended March 31, 2006 compared to $28.3 million from gaming devices, or 86.5% of our net revenues, and $3.4 million, or 10.4% of our net revenues, from table games for three months ended March 31, 2005. Our win per slot machine per day was $202 in the first quarter 2006, which increased by $2 from $200 in the first quarter 2005. The change in win per slot machine per day is also attributed to increased operating activities.

We generated $1.6 million and $1.6 million in food, beverage and retail sales for the three months ended March 31, 2006 and 2005, respectively. The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Such allowances were $0.9 million and $0.8 million for three months ended March 31, 2006 and 2005, respectively.

Operating expenses. Operating expenses for the three months ended March 31, 2006 were $25.8 million, or 76% of net revenues, compared to $22.8 million, or 69.7% of net revenues, for the first quarter 2005. The increase in operating expenses is attributable to the Casino’s increased operating activities. Operating expense as a percentage of net revenues increased in selling, general and administrative expenses, due to an increased marketing effort to promote the Casino following the closure of the Casino on New Year’s Eve due to flooding in the Geyserville, California area and the traffic interruptions caused by the closure of the Geyserville Bridge.

Casino expense includes costs associated with our gaming operations only. Casino expense also includes an allocation of food and beverage expense related to the costs of complimentary activities. Casino expense for three months ended March 31, 2006 increased to $5.6 million, or 16.4% of Casino revenues, from $5.4 million, or 16.9% of Casino revenues, for the first quarter 2005. The increase in Casino expense is attributable to increased labor costs in operational departments.

Food, beverage and retail expense for three months ended March 31, 2006 was $1.6 million, or 99.2% of food, beverage and retail revenue, increasing from $1.4 million, or 92.4% of food, beverage and retail revenue for the first quarter 2005. Our food and beverage expense ratio is significantly higher than what we expect it to be in the future as we have used our food and beverage services as a promotional opportunity to draw customers to our gaming facility and build customer loyalty rather than as a source of income.

Selling, general and administrative expense for three months ended March 31, 2006 increased by $2.6 million to $13.1 million, or 38.6% of net revenues, from $10.5 million, or 32.2% of net revenues, for the first quarter 2005. The increase in selling, general and administrative expense is attributable to increased marketing efforts to promote the Casino following the closure of the Casino on New Year’s Eve due to flooding in the Geyserville, California area and the traffic interruptions caused by the closure of the Geyserville Bridge.

Depreciation expense for three months ended March 31, 2006 was $2.9 million, compared to $2.6 million, for the first quarter 2005. Depreciation expense was computed using the straight-line method over the useful lives of property, plant and equipment. The increase in depreciation expense is due to the addition of depreciable assets. On December 1, 2004, we obtained a certificate of substantial completion on the first of our three parking structures and capitalized $22.6 million in related construction costs. We started to depreciate the first of our three parking structures in December 2004. The remaining structures were substantially complete on December 29, 2004. Depreciation on the remaining structures began January 1, 2005.

We began paying the credit enhancement fee in June 2003. The credit enhancement fee was $1.6 million, or 4.7% of net revenues, for three months ended March 31, 2006, compared to $1.9 million, or 5.9% of net revenues, for the first quarter 2005. The decrease is attributable to lower net income.

Gaming commission and surveillance expense for three months ended March 31, 2006 increased by $0.2 million to $0.7 million, from $0.5 million for the first quarter 2005. This is attributable to adding surveillance costs to Gaming commission expense starting the quarter ended September 30, 2005 and an increase in regulatory staffing. Gaming commission and surveillance costs for the first quarter 2006 and the first quarter 2005 were $722,741 and $536,613, respectively.  The Gaming commission and surveillance expense consists of our reimbursement of the tribal gaming agency, known as the Dry Creek Gaming Commission’s (“TGA”) costs in connection with the inspection of all gaming operations within the Tribe’s reservation boundaries, enforcement of all provisions of the tribal gaming ordinance, investigation of all allegations of violations of the tribal gaming ordinance, conducting or arranging for background investigations of all applicants for tribal gaming licenses, issuing gaming licenses in accordance with the tribal gaming ordinance and the compact, the payment of the salaries of the gaming commissioners and other employees of the TGA, surveillance costs and the payment of auditors fees.

Prior to July 1, 2005, TGA and surveillance costs were reimbursed by the Authority as incurred. Tribal Gaming Commission expenses were reported as Gaming Commission expenses and surveillance costs were reported in Selling, General and Administrative Expenses on the Statement of Revenues, Expenses and Change in Fund Balance. Effective July 1, 2005, the TGA adopted a regulation on payments of regulatory fees from the Authority. Pursuant to the regulation, the TGA charges us a flat monthly fee of $235,000 to cover any operating expenses incurred by the TGA and surveillance, which are directly related and necessary to the regulation of the Casino. Following the end of each calendar quarter, the TGA shall reconcile the monthly regulatory fee and actual operating expenses and make necessary adjustments. As of September 30, 2005, TGA and surveillance expenses are being recorded in Gaming Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Fund Balance.

Compact revenue sharing trust fund expense remained the same at $0.3 million for three months ended March 31, 2006 and 2005. Compact revenue sharing trust fund expense includes payments associated with operating 1,600 gaming devices. These fees became payable by the Tribe when we commenced operations in September 2002 and are based on the number of our gaming device licenses. Compact revenue sharing trust fund expense includes payments to the Revenue Sharing Trust Fund (“RSTF”) as required by our Compact with the State of California. The Tribe is obligated to remit certain fees to the California Gambling Control Commission (“CGCC”) on a quarterly basis for inclusion in the RSTF. The RSTF is for the benefit of tribes that have no or limited gaming. We pay these fees on behalf of the Tribe.

Income from operations. Income from operations for three months ended March 31, 2006 was $8.2 million, or 24% of net revenues, compared to $9.9 million, or 30.3% of net revenues, for the first quarter 2005. The decrease in income from operations is attributable to the Casino’s increased marketing and promotional efforts following the closure of the Casino on New Year’s Eve due to flooding in the Geyserville, California area and the traffic interruptions caused by the closure of the Geyserville Bridge.

Other expense, net. Other expense, net for three months ended March 31, 2006 decreased to $5.0 million, or 14.8% of net revenues, from $5.3 million, or 16.3% of net revenues, for first quarter 2005. Other expense, net included $5.2 million of interest expense for the three months ended March 31, 2006, compared to $5.3 million of interest expense for the first quarter 2005. No interest costs were capitalized in 2005 or 2006.

Income before distributions to the Tribe. Income before distributions to the Tribe for three months ended March 31, 2006 decreased by $1.4 million to $3.1 million, or 9.2% of net revenues, from $4.6 million, or 14.0% of net revenues, in the first quarter 2005.

Liquidity and Capital Resources

Since our inception, we have funded our capital expenditures and working capital requirements primarily through debt financing, gaming equipment supplier financing, other financing and operating cash flow.

Construction of our Casino and infrastructure improvements commenced on April 1, 2002. The first portion of our gaming facility was completed in September 2002. As of March 31, 2006, we had spent approximately $68.4 million on the planning, development and construction of our gaming facility, infrastructure, furniture, fixtures and equipment excluding the expansion project. We financed the development with borrowings and development advances.

We originally expected completion of our expansion project to cost approximately $64.6 million, which we planned to fund with $61.4 million from the net proceeds of the offering of our Notes (the “Notes Offering”) and $3.2 million from an advance from the Tribe. From the proceeds from the Notes Offering, we had also placed an additional $10.0 million in a construction escrow account to be available to fund additional construction contingencies. The original expansion budget included $35.4 million for the three parking structures, $24.1 million for infrastructure improvements and a $5.1 million construction contingency.

During the spring of 2004, we revised our budget for the expansion project to approximately $73.7 million. We have spent $75.8 million as of September 30, 2005 on design and construction, which was funded through our restricted cash and cash from operations. The excess expenditure of $2.1 million is due to the out of scope work related to our infrastructure portion of the project, which was funded by our operating cash flow. Our final budget estimate is comprised of $39.4 million for the three parking structures, which is $0.5 million more than our original budget, and $34.3 million for infrastructure improvements, which is $8.6 million more than our original estimate. The total cost for the expansion project was greater than original estimates because in an effort to expedite construction, we commenced construction before all design documents were finalized, which resulted in inefficiencies and modifications that caused actual construction costs to exceed budgeted amounts. In addition, the infrastructure improvements portion of our expansion project resulted in higher than expected costs due to weather delays and to unforeseeable soil conditions, which required us to substantially increase the scope of the work and quantity of the construction material.

As of March 31, 2006, we spent $0.8 million on the development of an approximately 18-acre parcel of land adjacent to the Tribe’s reservation (referred to as the “Dugan Property”) which is expected to include an additional access road to our Casino. We have $4.5 million remaining in a restricted account funded from the proceeds of our Notes Offering for the development of the Dugan Property.

Our capital expenditures for the three months ended March 31, 2006 and 2005 were $1.2 million and $6.2 million, respectively. The decrease in 2006 is primarily attributable to the completion of our expansion project and infrastructure improvements in the first quarter of 2005.

As of March 31, 2006, we had cash and cash equivalents net of restricted cash of $25.2 million, as compared to $17.6 million, as of December 31, 2005. As of March 31, 2006, we had restricted cash of $7.2 million, as compared to $7.4 million, as of December 31, 2005. Our principal source of liquidity during the three months ended March 31, 2006 consisted of cash flow from operating activities. Net cash provided by operating activities for three months ended March 31, 2006 was $12.3 million, a decrease of $0.9 million from $13.2 million in the first quarter of 2005. The decrease in our net cash provided by operations is a result of increases in our selling, general and administrative expenses resulting from efforts to promote the Casino following the flooding in the Geyserville, California area at the beginning of the year and the closure of the Geyserville Bridge.

Restricted cash consists of net proceeds from the Notes Offering and investment earnings thereon set aside in construction financing accounts for construction costs for the three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds for the development of the Dugan Property. Our restricted cash is held in escrow accounts that can only be used for authorized construction disbursements until the related projects are completed.

Net cash used for capital and related financing activities for the three months ended March 31, 2006 was $1.6 million, compared to $14.2 million net cash used in capital and related financing activities for three months ended March 31, 2005. Cash flow used in capital and related financing activities was primarily for payment of the credit enhancement fees. Cash flow used in non-capital financing activities for the three months ended March 31, 2006 was $3.0 million, an increase of $0.8 million from $2.2 million, for three months ended March 31, 2005. Cash flow used in non-capital financing activities consisted of distributions to the Tribe. On April 1, 2005, our payments to the Tribe were allowed to increase from $0.5 million per month to $1.0 million under the Indenture.

We believe that existing cash balances, cash from operations, as well as permitted disbursements from our restricted cash escrow accounts will provide adequate funds for our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future. However, our ability to fund our operations, make planned capital expenditures, make scheduled debt payments and refinance our indebtedness depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Additionally, the Indenture limits our ability to incur additional indebtedness.

Contractual Obligations as of March 31, 2006

The following table summarizes our contractual obligations and commitments as of March 31, 2006:

	Total	1 year	1-3 years	3-5 years
Long-term debt obligations (a)	$200,046,960	$16,332	$29,167	$200,001,461
Operating lease obligations	1,952,349	981,945	969,220	1,184
Capital lease obligations	241,256	86,794	154,462	—
Total obligations (b)	$202,240,565	$1,085,071	$1,152,849	$200,002,645

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

Regulation and Taxes

We are subject to extensive regulation by the TGA, the CGCC and the National Indian Gaming Commission. Changes in applicable laws or regulations could have a significant impact on our operations.

On September 13, 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on the State Fire Marshal’s interpretation of the Uniform Building Code. In May 2005, an Administrative Law Judge heard the Tribe’s appeal of the ABC’s denial and recommended that the ABC reverse itself and approve the license. On August 25, 2005, the ABC announced that, effective October 11, 2005; it would adopt the Administrative Law Judge’s decision to approve the license transfer pending a hearing on protests filed by citizens and government officials. The ABC has received over 65 protests against the license from citizens and government officials. The ABC held a hearing on the protests from March 7 to March 9, 2006. The deadline for filing post hearing briefs had been scheduled for early May 2006 and the judge was to make his decision within 30 days after receipt of the final brief. However, on April 21, 2006, the California 4th District Court of Appeal issued an unpublished decision which held that “the applicant bears the burden of proof regarding the applicant’s eligibility for a liquor license from the start of the application process until the Department makes the final determination.” Coffin v. Department of Alcoholic Beverage Control (Barona Tribal Gaming Authority Real Party in Interest , No. D047218, Alcoholic Beverage Control Appeals Board Case Number AB 8336. On May 4, 2006, the administrative law judge on this matter suspended the deadline for filing written briefs until such time as the Appellate Court acts on requests to certify the decision for publication. On May 12, 2006, the Court of Appeal certified the decision for publication. Therefore, the Tribe’s case may have to be reheard in order to include references to the appropriate standard of proof. Once the judge makes a decision to approve or deny the license transfer application, it may be appealed by any parties to the proceeding so long as the appeal is filed within forty (40) days of the ABC’s decision. The first appeal is to the ABC Appeals Board, and its decision may be appealed to the California State court system.

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

Through March 31, 2006, we had not invested in derivative or foreign currency-based financial instruments. Additionally, we primarily have fixed rate debt. As such, we do not believe we have material exposure to market risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed with, or furnished to, the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Operations Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.

Our Chief Operations Officer, who was our acting Chief Executive Officer for the period covered by this report, and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a — 15(e) and 15d — 15(e)) as of the end of the quarterly period ended March 31, 2006. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving its objectives and our Chief Operations Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Sonoma County Fire Marshal Inspection Case

On October 7, 2002, the Sonoma County Fire Chief (the “County Fire Chief”) filed an ex parte application for an inspection warrant in the Superior Court of the State of California for the County of Sonoma, seeking to inspect the casino. The Tribe believes that there is no basis for the County’s Fire Chief to assert jurisdiction over the Tribe’s lands, which are governed by tribal and federal law and the Compact. On October 9, 2002, the Tribe removed the case to the United States District Court for the Northern District of California. The County Fire Chief moved to remand and moved for summary judgment and the Tribe moved to dismiss under Federal Rules of Civil procedure 12(b)(6) and 12(b)(7). On December 9, 2004, the Court issued an order granting in part and denying in part the Tribe’s 12(b)(6) motion and denying the County Fire Chief’s summary judgment motion. The order reaffirmed the Court’s prior ruling denying the remand of that Public Law 280 does not authorize the County Fire Chief to inspect the casino. On March 1, 2005 the Court issued an order granting in part and denying in part the Tribe’s 12(b)(7) motion. On March 4, 2005, the Tribe moved for summary judgment, and on April 29, 2005, the Court granted the Tribe’s motion. The County Fire Chief filed a Notice of Appeal on May 26, 2005, at the Ninth Circuit Court of Appeals. Briefing was completed at the Ninth Circuit on November 8, 2005. The case has not yet been set for oral argument.

California Department of Alcoholic Beverage Control

On September 13, 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on the State Fire Marshal’s interpretation of the Uniform Building Code. In May 2005, an Administrative Law Judge heard the Tribe’s appeal of the ABC’s denial and recommended that the ABC reverse itself and approve the license. On August 25, 2005, the ABC announced that, effective October 11, 2005; it would adopt the Administrative Law Judge’s decision to approve the license transfer pending a hearing on protests filed by citizens and government officials. The ABC has received over 65 protests against the license from citizens and government officials. The ABC held a hearing on the protests from March 7 to March 9, 2006. The deadline for filing post hearing briefs had been scheduled for early May 2006 and the judge was to make his decision within 30 days after receipt of the final brief. However, on April 21, 2006, the California 4th District Court of Appeal issued an unpublished decision which held that “the applicant bears the burden of proof regarding the applicant’s eligibility for a liquor license from the start of the application process until the Department makes the final determination.” Coffin v. Department of Alcoholic Beverage Control (Barona Tribal Gaming Authority Real Party in Interest , No. D047218, Alcoholic Beverage Control Appeals Board Case Number AB 8336. On May 4, 2006, the administrative law judge on this matter suspended the deadline for filing written briefs until such time as the Appellate Court acts on requests to certify the decision for publication. On May 12, 2006, the Court of Appeal certified the decision for publication. Therefore, the Tribe’s case may have to be reheard in order to include references to the appropriate standard of proof. Once the judge makes a decision to approve or deny the license transfer application, it may be appealed by any parties to the proceeding so long as the appeal is filed within forty (40) days of the ABC’s decision. The first appeal is to the ABC Appeals Board, and its decision may be appealed to the California State court system.

We are involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. We believe that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on our results of operations, financial condition or cash flows

ITEM 1A. RISK FACTORS

                   There have been no material changes from the risk factors previously disclosed in our Form 10-K.

ITEM 6. EXHIBITS

(a)                       Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

(b)                     Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 22, 2006	RIVER ROCK ENTERTAINMENT AUTHORITY (Registrant)

	By:	/s/ NORMAN RUNYAN
Norman Runyan, Chief Operations Officer (Acting Chief Executive Officer for the period covered by the Report)

	By:	/s/ HANS WINKLER
Hans Winkler, Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1

Certification by Norman Runyan, Chief Operations Officer (Acting Chief Executive Officer for the period covered by the Quarterly Report on Form 10-Q), pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Hans Winkler, Acting Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)
32*

Certification by Norman Runyan, Chief Operations Officer (Acting Chief Executive Officer for the period covered by the Quarterly Report on Form 10-Q) and by Hans Winkler, Acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*                    This certification is being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of River Rock Entertainment Authority whether made before or after the date hereof, regardless of any general incorporation language in such filing.