Form 10-Q
period 2006-06-30
River Rock Entertainment Authority
filed 2006-08-14
CIK 1288924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ Large Accelerated - Filer      ☐ Accelerated - Filer       ☒ Non Accelerated Filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

RIVER ROCK ENTERTAINMENT AUTHORITY

CAUTIONARY STATEMENT

Except for the historical financial information contained herein, the matters discussed in this report on Form 10-Q (as well as documents incorporated herein by reference) may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based upon current expectations that involve risks and uncertainties and include declarations regarding the intent, belief or current expectations of us and our management and may be signified by the words “believes,” “anticipates,” “plan,” “expects,” “intends” and similar expressions. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements, whether as a result of new information, future events, or otherwise. All discussion in this report should be read in conjunction with our financial statements and the accompanying notes contained in this report.

References in this Form 10-Q to the “Authority” and the “Tribe” are to the River Rock Entertainment Authority and the Dry Creek Rancheria Band of Pomo Indians, respectively. The terms “we,” “us” and “our” refer to the Authority.

Our key risks are described in our annual report on Form 10-K filed with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED )

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

BALANCE SHEETS
(Unaudited )

	June 30, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,943,508	$17,649,658
Restricted cash-current	466,517	666,517
Accounts receivable	165,392	93,252
Inventories	153,095	159,434
Prepaid expenses and other current assets	1,222,524	1,427,906

Total current assets	23,951,036	19,996,767

RESTRICTED CASH—Net of Current	6,737,963	6,706,964

PROPERTY AND EQUIPMENT :
Buildings and building improvements	129,179,774	128,858,771
Furniture, fixtures and equipment	26,711,342	26,015,944
	155,891,116	154,874,715
Accumulated depreciation	(27,412,578)	(21,801,767)
Construction in progress	3,563,265	1,819,271

Property and equipment—net	132,041,803	134,892,219

DEPOSITS AND OTHER ASSETS	5,493,405	6,081,955

TOTAL ASSETS	$168,224,207	$167,677,905

LIABILITIES AND FUND DEFICIT

CURRENT LIABILITIES :
Accounts payable :
Trade	$1,607,306	$2,178,031
Construction	466,517	1,114,618
Accrued liabilities	6,687,779	6,463,556
Current maturities of long-term debt	123,855	103,545

Total current liabilities	8,885,457	9,859,750

Long-Term debt—net of current maturities	198,525,121	198,243,209

Total long-term liabilities	198,525,121	198,243,209

FUND DEFICIT
Invested in capital assets-net of related debt	(66,607,173)	(63,454,535)
Restricted for capital projects	7,204,480	7,373,481
Unrestricted	20,216,322	15,656,000

Total fund deficit	(39,186,371)	(40,425,054

TOTAL LIABILITIES AND FUND DEFICIT	$168,224,207	$167,677,905

The accompanying notes are an integral part of these unaudited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN FUND DEFICIT
(Unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2006	2005	2006	2005
REVENUES:

Casino	$32,958,603	$34,841,866	$66,095,028	$66,568,491
Food, beverage & retail	1,634,022	1,838,121	3,237,232	3,404,361
Other	144,882	167,812	297,737	349,132

Gross revenues	34,737,507	36,847,799	69,629,997	70,321,984

Promotional allowances	(717,822)	(1,055,708)	(1,634,122)	(1,848,184)

Net revenues	34,019,685	35,792,091	67,995,875	68,473,800

OPERATING EXPENSES:
Casino	5,518,357	5,220,805	11,098,589	10,593,073
Food, beverage & retail	1,689,064	1,617,370	3,278,954	3,063,980
Selling, general and administrative	11,797,946	13,623,298	24,926,130	24,133,166
Depreciation	2,871,417	2,757,551	5,731,950	5,391,509
Credit enhancement fee	1,859,210	1,856,802	3,461,627	3,799,651
Gaming commission and surveillance expense	725,991	355,843	1,448,732	892,456
Compact revenue sharing trust fund	333,750	333,750	667,500	667,500

Total Operating expenses	24,795,735	25,765,419	50,613,482	48,541,335

INCOME FROM OPERATIONS	9,223,950	10,026,672	17,382,393	19,932,465

OTHER EXPENSE-Net
Interest expense	(5,220,851)	(5,245,338)	(10,445,483)	(10,592,137)
Interest income	211,474	51,530	402,978	91,954
Loss on sale of assets	(37,709)	—	(41,093)	(33,977)
Other income (expense)—net	(125)	(508)	(112)	(949)

Other expense—net	(5,047,211)	(5,194,316)	(10,083,710)	(10,535,109)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	4,176,739	4,832,356	7,298,683	9,397,356

DISTRIBUTIONS TO TRIBE	(3,060,000)	(3,000,000)	(6,060,000)	(5,180,000)

NET INCOME AFTER DISTRIBUTIONS TO TRIBE	1,116,739	1,832,356	1,238,683	4,217,356

FUND DEFICIT—Beginning of period	(40,303,110)	(45,136,242)	(40,425,054)	(47,521,242)

FUND DEFICIT—End of period	$(39,186,371)	$(43,303,886)	$(39,186,371)	$(43,303,886)

The accompanying notes are an integral part of these unaudited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF CASH FLOWS
(Unaudited )

	Six -Month Period Ended June 30 ,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$68,810,355	$68,485,416
Cash paid for salaries and benefits	(14,139,101)	(14,887,467)
Cash paid to suppliers	(27,700,256)	(24,549,658)
Cash paid for compact revenue sharing trust fund	(667,500)	(667,500)

Net cash provided by operating activities	26,303,498	28,380,791

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Proceeds from long-term financing	156,747
Payments of long-term debt	—	(10,269,712)
Purchases of property and equipment	(2,928,227)	(15,715,958)
Change in restricted cash	169,001	8,820,038
Interest paid	(9,766,011)	(9,987,668)
Credit enhancement fee	(3,664,461)	(3,762,668)
Proceeds from sale of assets	5,600	2,000
Other	77,703	37,645

Net cash used in capital and related financing activities	(15,949,648)	(30,876,323)

CASH FLOW FROM NON-CAPITAL FINANCING ACTIVITIES
Distributions to the Tribe	(6,060,000)	(5,180,000)

CHANGE IN CASH AND CASH EQUIVALENTS	4,293,850	(7,675,532)

CASH AND CASH EQUIVALENTS, Beginning of the period	17,649,658	18,618,826

CASH AND CASH EQUIVALENTS, End of the period	$21,943,508	$10,943,294

RECONCILIATION OF INCOME BEFORE DISTRIBUTIONS TO TRIBE TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Income before Distributions to Tribe	$7,298,683	$9,397,356

Adjustments to reconcile operating income to net cash
provided by operating activities:
Depreciation	5,731,950	5,391,509
Interest expense	10,445,483	10,592,137
Credit enhancement fee	3,461,627	3,799,651
Loss on sale of assets	41,093	33,977
Changes in operating assets and liabilities:
Accounts receivable	(72,140)	11,616
Inventories	6,339	(87,341)
Prepaid expenses and other current assets	205,382	(247,745)
Accounts payable	(1,218,900)	(227,803)
Accrued liabilities	403,981	(282,566)
Total adjustments	19,004,815	18,983,435

NET CASH PROVIDED BY OPERATING ACTIVITIES	$26,303,498	$28,380,791

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:
Acquisition of property and equipment through third party financing	$—	$29,256
Acquisition of property and equipment through accounts payable construction	—	450,720

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

The Authority was formed as an unincorporated instrumentality of the Tribe on November 5, 2003 pursuant to a reorganization whereby the Tribe’s gaming business became owned and operated by the Authority. This reorganization was accounted for as a reorganization of entities under common control. Accordingly, after the reorganization, the assets and liabilities of the Casino’s operating property were presented by the Authority on a historical-cost basis.

The Authority operates as a separate, wholly owned operating unit of the Tribe and is not a separate legal entity. These financial statements reflect the financial position and activity of only the Authority and do not purport to represent the financial position and activity of the Tribe.

Income before distributions to the Tribe was $4,176,738 and $4,832,356 for the three months ended June 30, 2006 and 2005, respectively.   A fund deficit of $39,186,371 exists as of June 30, 2006.   Income before distributions to the Tribe was $7,298,683 and $9,397,356 for the six months ended June 30, 2006 and 2005, respectively.  The Authority’s current assets exceeded its current liabilities by $15,065,579 as of June 30, 2006. On November 7, 2003, the Authority issued $200.0 million in its 9¾% Senior Notes, due 2011 (the “Notes”), and used a portion of the proceeds to reduce its current payables, accruals and debt. The Authority’s ability to fund future debt service payments is dependent upon the success of the Casino. Management believes that the Casino will attract sufficient patronage levels to continue to provide sufficient cash flows and to repay its indebtedness. The Authority reached its substantial completion of the construction of the enhanced parking structure on December 29, 2004.

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

Restricted Cash—Restricted cash consists of estimated construction expenses for three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds necessary to develop an approximately 18-acre parcel of land adjacent to the Tribe’s reservation. These funds are held in escrow accounts which are restricted for authorized construction disbursements. These escrow accounts are invested in CD markets, which generate interest on a monthly basis. The FDIC has insured $100,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow account. Restricted cash was $7,204,480 and $7,373,481 at June 30, 2006 and December 31, 2005, respectively.  As of June 30, 2006, restricted cash includes amounts available for construction of $2,702,238 and land development funds of $4,502,242.

Deposits and Other Assets—As of June 30, 2006 and December 31, 2005, deposits and other assets include $5,451,379 and $5,962,226 in unamortized bond spread, legal fees and other issuance costs related to the issuance of the Notes, $0 and $78,618 of equipment deposits, $5,115 and $4,200 of performance deposits and $36,911 and $36,911 of rental deposits.  Deferred loan costs are amortized using the effective interest method to interest expense over the term of the related financial arrangement.

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

Promotional Allowances—The retail value of food and beverages provided to playing customers without charge is included in gross revenues and then deducted as promotional allowances. The redemption of cash incentives earned by the Players Club members is also recorded as promotional allowances.  The estimated costs of providing complimentary services are recorded as casino expenses.  The costs of such services were $717,822 and

$1,055,708 for the three months ended June 30, 2006 and 2005, respectively.  The costs of such services were $1,634,122 and $1,848,184 for the six months ended June 30, 2006 and 2005, respectively.

Food and Beverage Costs—Food and beverage costs include costs associated with food and beverage, excluding amounts classified as casino expenses.

Advertising Costs—Advertising costs are expensed the first time advertising takes place. Advertising costs included in selling, general and administrative expenses were $1,191,438 and $2,687,294 for the three months ended June 30, 2006 and 2005, respectively.  Advertising costs for the six months ended June 30, 2006 and 2005, respectively, were $3,423,414 and $3,768,738, respectively.

Gaming Commission & surveillance expenses—The Authority pays for various expenses for the Tribal Gaming Commission and surveillance.  Tribal Gaming Commission expenses were reported as Gaming Commission expenses and surveillance costs were reported in selling, general and administrative expenses on the Statement of Revenues, Expenses and Change in Fund Balance prior to July 1, 2005. Effective July 1, 2005, the Tribal Gaming Commission adopted a regulation on payments of regulatory fees from the Authority.  For fiscal year 2006, Tribal Gaming Commission and surveillance expenses are being recorded in Gaming Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Fund Balance.  Gaming Commission and surveillance expenses for the three months ended June 30, 2006 and 2005 were $725,991 and $670,500, respectively.  Gaming Commission and surveillance expenses for the six months ended June 30, 2006 and 2005 were $1,448,732 and $1,368,150. Surveillance costs are included in the above amounts for the three and six months ended June 30, 2006 and 2005 were $314,657 and $475,694, respectively.

Income Taxes—As a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian tribe, the Authority is a nontaxable entity for purposes of federal and state income taxes.

Distributions to Tribe—Distributions to Tribe are made up of a stated draw amount and permitted payments.  They are included in the Statement of Revenues, Expenses and Changes in Fund Deficit as distributions to Tribe. Permitted payments increased by $20,000 from $1,000,000 to $1,020,000 per month for the three months ended June 30, 2006.  In 2005, the Tribal draw was $1,000,000 per month for the three months ended June 30, 2005.  Total distributions to the Tribe for the three months ended June 30, 2006 and 2005 were $3,060,000 and $3,000,000, respectively.   Total distributions to the Tribe for the six months ended June 30, 2006 and 2005 were $6,060,000 and $4,500,000, respectively, plus in 2005, another $680,000 in distributions as part of reimbursements for construction costs incurred by the Tribe prior to the formation of the Authority.  As of June 30, 2006, the remaining balance to be reimbursed to the Tribe for construction costs incurred before the formation of the Authority was $1,960,000.

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

Starting January 1, 2004, the Authority paid for various expenses for the following departments operated by the Tribe: Tribal Gaming Commission, surveillance, plant operations, human resources, purchasing and warehousing.  On January 1, 2005, the Authority started to operate purchasing and warehousing but continued to pay for expenses for the other departments operated by the Tribe.  These departmental expenses include but are not limited to payroll and related expenses, legal and other operational expenses.  Under direction of the River Rock Entertainment Authority Board and the Tribal Council, the Tribe assumed responsibility of the Purchasing and Warehousing departments on May 8, 2006.  The expenses associated with the Purchasing and Warehouse departments incurred by the Tribe are included in these amounts and will be reimbursed to the Tribe by the Authority as with other Tribal departments.

Total amounts billed by the Tribe for these departments, excluding Tribal Gaming Commission and surveillance, were $693,575 and $554,040 for the three months ended June 30, 2006 and 2005, respectively. They are recorded as a component of selling, general and administrative expenses. Total amounts billed by the Tribe for these departments were $1,291,749 and $1,078,880 for the six months ended June 30, 2006 and 2005, respectively.

 The Authority paid for various expenses for the Tribal Gaming Commission and surveillance in 2006 and 2005.  Prior to July 1, 2005, Tribal Gaming Commission expenses were reported as Gaming Commission expenses and surveillance costs were reported in selling, general and administrative expenses on the Statement of Revenues, Expenses and Change in Fund Balance prior to July 1, 2005. Effective July 1, 2005, the Tribal Gaming Commission adopted a regulation on payments of regulatory fees from the Authority.  Gaming Commission and surveillance expenses for the three months ended June 30, 2006 and 2005 were $725,991 and $670,500, respectively.  Gaming Commission and surveillance expenses for the six months ended June 30, 2006 and 2005 were $1,448,732 and $1,368,150, respectively.   Surveillance costs included in the above amounts for the three and six months ended June 30, 2006 and 2005 were $314,657 and $475,694, respectively, and were previously recorded in selling, general and administrative expense.

5.                         DEVELOPMENT AND LOAN AGREEMENT

The Tribe entered into a Development and Loan Agreement with Dry Creek Casino, LLC (“DCC”) on August 26, 2001, which has been amended from time to time (as amended, the “Development Agreement”). In consideration of DCC providing credit enhancement and other services under the Development Agreement, the Tribe is obligated to pay DCC the Credit Enhancement Fee. The Credit Enhancement Fee is defined as 20% of the Authority’s net income before distributions to the Tribe plus depreciation and amortization plus annual interest on $25.0 million principal amount of the Notes less revenues from sales of alcoholic beverages. The Credit Enhancement Fee is required to be paid monthly for a period of five years commencing on June 1, 2003. The Credit Enhancement Fee was $1,859,210 and $1,856,802 for the three months ended June 30, 2006 and 2005, respectively.  The Credit Enhancement Fee was $3,461,627 and $3,799,651 for the six months ended June 30, 2006 and 2005, respectively.

The Authority has the right to terminate the Development Agreement by exercising a buy-out option (the “Buy-Out Option”). If exercised, the Authority is obligated to pay all amounts outstanding with respect to financing, including outstanding development advances and accrued interest plus an amount determined by multiplying the average monthly credit enhancement fee earned during the 12-month period immediately preceding the month the buy-out option is exercised, by the number of months remaining in the five-year term. The buy-out fee is required to be paid in equal monthly installments of principal plus interest at the rate of 12% per annum, on the 15th day of each month over a period equal to the remaining term of the Development Agreement.

6.                         CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Operating accounts	$6,773,618	$5,241,644
Money market accounts	37,671	62,420
Short-term investments	11,788,466	8,988,622
Cash on hand	3,343,753	3,356,972

Cash and cash equivalents	21,943,508	17,649,658
Restricted cash	7,204,480	7,373,481

Total cash and cash equivalents and restricted cash	$29,147,988	$25,023,139

The Authority’s cash in banks and cash equivalents (the “Investments”) are categorized by level of credit risk assumed by the Authority. Category 1 includes investments that are insured or registered or for which the investments are held by the Authority or its agent in the Authority’s name. Category 2 includes uninsured and unregistered investments for which the investments are held by the counterparty’s trust department or agent in the Authority’s name. Category 3 includes uninsured and unregistered investments for which the investments are held by the counterparty’s agent but not in the Authority’s name. At June 30, 2006, the Authority had $200,000 in Category 1 investments, $6,573,618 cash in banks, $37,671 in money market accounts and $11,788,466 in short-term investments, which are Category 2 investments, and $7,204,480 restricted cash in bank over the FDIC insurance limits, which are Category 3 investments.  Amounts in Category 2 and Category 3 investments are invested in short-term, highly liquid cash equivalents and investments.  As of June 30, 2006 and December 31, 2005, these amounts are composed of money market accounts in the amount of $37,671 and $62,420, respectively, and A1/P1 bonds in the amount of $11,788,466 and $8,988,622, respectively.

7.           PROPERTY AND EQUIPMENT

Property and equipment at January 1, 2006 and June 30, 2006 consisted of the following:

	Balance,			Balance,
	January 1,			June 30,
	2006	Additions	Dispositions	2006

Buildings and improvements	$128,858,771	$321,002	$—	$129,179,773
Furniture, fixtures and equipment	26,015,944	871,984	(169,858)	26,718,070
Less accumulated depreciation	(21,801,767)	(5,731,976)	121,165	(27,412,578)
	133,072,948	(4,538,990)	(48,693)	128,485,265

Construction in progress	1,819,271	1,737,267	—	3,556,538

Property and equipment—net	$134,892,219	$(2,801,723)	$(48,693)	$132,041,803

Construction in progress consists of payments to various vendors related to the Authority’s master plan development and land improvements. Substantially all of the Authority’s personal property is pledged as collateral to secure its debt.  At June 30, 2006 and 2005, the Authority had $279,022 and $670,000 in capital lease assets with related accumulated depreciation of $81,776 and $111,667, respectively.

8.                         ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005

Accrued in-house progressive slot jackpots	$688,922	$495,588
Accrued payroll and related benefits	2,098,653	1,677,290
Accrued interest	3,250,000	3,250,000
Accrued credit enhancement fees	482,825	685,659
Accrued other expenses	167,379	355,019
Total accrued liabilities	$6,687,779	$6,463,556

9.                           LONG-TERM DEBT

Long-term debt consisted of the following as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005

9 3/4% Senior Notes, net of unamortized issue discount	$198,201,336	$198,032,711
of $1,798,664 and $1,967,289 due 2011
Vehicle and Slot Notes	168,618	51,937
Capital lease obligations	279,022	262,106
Total Long-Term Debt	198,648,976	198,346,754
Less: current portion	(123,855)	(103,545)
Total long-term debt - net of current maturities	$198,525,121	$198,243,209

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

10.                    LEASES

The Authority leases a Sprung structure, which is accounted for as an operating lease. Such lease expense was $108,690 and $127,869 for the three months ended June 30, 2006 and 2005, respectively.   This lease expense was $237,910 and $279,112 for the six months ended June 30, 2006 and 2005, respectively.  The Authority renewed the lease agreement on August 17, 2005 for twenty four months ending August 17, 2007.

On October 1, 2003, the Tribe entered into a five year operating lease agreement for office and warehouse space to replace existing facilities.  The Authority uses a portion of the space and reimburses the Tribe lease fees allocated based on the square footage utilized.  The Authority reimbursed the Tribe for such lease fees in the amount of $128,718 and $131,753 for the three months ended June 30, 2006 and 2005, respectively, and $256,681 and $263,507 for the six months ended June 30, 2006 and 2005, respectively.

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

On April 27, 2006 the Authority entered into a thirty six month capital lease to purchase 5 Deckmate shufflers in the amount of $67,828.  The capital lease is at 7.92% interest with monthly lease fees of $2,387 and a $1 buyout at the end of the lease term.

Lease expenses were $251,620 and $266,576 for the three months ended June 30, 2006 and 2005, respectively, and $499,186 and $532,813 for the six months ended June 30, 2006 and 2005, respectively.  Lease expenses are included in general and administrative expenses in the accompanying statement of revenues, expenses and changes in fund deficit.

Expected remaining payments under operating leases are $231,057, $267,666, $7,215, $2,910 and $1,213 for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively. Expected remaining payments under capital leases are $52,873, $111,141, $88,762, $26,246 and $0 for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

11.                    LEGAL MATTERS

Sonoma County Fire Marshal Inspection Case

On October 7, 2002, the Sonoma County Fire Chief (the “County Fire Chief”) filed an ex parte application for an inspection warrant in the Superior Court of the State of California for the County of Sonoma, seeking to inspect the casino. The Tribe believes that there is no basis for the County’s Fire Chief to assert jurisdiction over the Tribe’s lands, which are governed by tribal and federal law and the Compact. On October 9, 2002, the Tribe removed the case to the United States District Court for the Northern District of California. The County Fire Chief moved to remand, which such motion was denied by the court and subsequently moved for summary judgment. The Tribe moved to dismiss under Federal Rules of Civil procedure 12(b)(6) and 12(b)(7). On December 9, 2004, the Court issued an order granting in part and denying in part the Tribe’s 12(b)(6) motion and denying the County Fire Chief’s summary judgment motion. The order reaffirmed the Court’s prior ruling denying the remand of that Public Law 280 does not authorize the County Fire Chief to inspect the casino. On March 1, 2005, the Court issued an order granting in part and denying in part the Tribe’s 12(b)(7) motion. On March 4, 2005, the Tribe moved for summary judgment, and on April 29, 2005, the Court granted the Tribe’s motion. The County Fire Chief filed a Notice of Appeal on May 26, 2005, at the Ninth Circuit Court of Appeals. Briefing was completed at the Ninth Circuit on November 8, 2005. The case has not yet been set for oral argument.

California Department of Alcoholic Beverage Control

On September 13, 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on the State Fire Marshal’s interpretation of the Uniform Building Code. In May 2005, an Administrative Law Judge (“ALJ”) heard the Tribe’s appeal of the ABC’s denial and recommended that the ABC reverse itself and approve the license. On August 25, 2005, the ABC announced effective October 11, 2005, it would adopt the ALJ decision to approve the license transfer pending a hearing on protests filed by citizens and government officials. The ABC has received over 65 protests against the license from citizens and government officials. The ABC held a hearing on the protests on March 9, 2006. Following the close of the hearing, a new California court decision, Coffin v. Alcoholic Beverage Control Appeals Board, 139 Cal. App. 4th 471, 43 Cal. Rptr. 3d 420 (2006), changed the burden of proof in ABC license protest hearings from the protestors to the applicant.  As a result of that decision, the ALJ suspended post-hearing briefing.  On July 20, 2006, the ALJ wrote the parties indicating his tentative decision to conduct a de novo hearing on the protests to the Tribe’s license application under the new burden of proof allocation.  The parties have until approximately August 20, 2006, to inform the ALJ of their views in response to his tentative decision to re-hear the protests.  The decision to approve or deny the license transfer application may be appealed by any parties to the proceeding so long as the appeal is filed within forty  days of the ABC’s decision. The first appeal is to the ABC Appeals Board, and its decision may be appealed to the California State court system.

We are involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. We believe that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on our results of operations, financial condition or cash flows.

12.                    COMPACT REVENUE SHARING TRUST FUND

The Compact requires the Authority to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $333,750 for the three months ended June 30, 2006 and 2005 and $667,500 for the six months ended June 30, 2006 and 2005.

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

The Authority entered into an employment agreement with Mr. Shawn Smyth on April 13, 2006 to serve as the Chief Executive Officer of the Authority. This three year employment agreement commenced as of April 13, 2006, and provides Mr. Smyth an annual salary of $250,000 and a discretionary bonus, as determined by the Tribal Board, of not more than 25% of his annual salary based on various criteria.  If Mr. Smyth’s employment is terminated for other reasons set forth in the employment agreement including death or disability, Mr. Smyth will be entitled to his salary for three months.  Either party may terminate the agreement with a 90 day written notice.

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

     Our business has increased since we commenced operations on September 14, 2002, primarily due to increases in the number of gaming positions, as we opened additional portions of our facility. On April 1, 2003, we opened our food and beverage facilities and on June 18, 2003, we reached full operation with 1,600 slot machines. The history of our operations is as follows:

•                  On September 14, 2002, we commenced operations with approximately 66 gaming devices located in a portion of our current gaming facility.

•                  Between September 14, 2002 and June 30, 2003, we periodically installed and removed a number of our gaming devices in preparation for the opening of our entire gaming facility. During such period, the number of gaming devices operated increased to 242.

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

     At the beginning of 2003, we started our infrastructure projects, including the excavation of a hillside and the construction of retaining walls. In April 2003, we began the design process for the three new parking structures. The parking structure portion of the expansion project was completed in two phases and our existing gaming facility remained open during construction. On October 29, 2004, we obtained a temporary certificate of occupancy to open the entire first parking structure for self and valet parking. On December 1, 2004, we received a certificate of substantial completion on the first parking structure. The second phase, which included our second and third parking structures with approximately 445 and approximately 470 spaces, respectively, opened on December 29, 2004. As of June 30, 2006, we have parking spaces available to accommodate a total of approximately 1,642 (decreasing from 1,735 due to construction of a retention basin in lot B) customer parked vehicles and 2,100 vehicles when operated by a valet service.

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

•                  Contingencies — We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of June 30, 2006, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

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

Results of Operations

Comparison of the three months ended June 30, 2006 and 2005

     Net revenues. Our net revenues for the three months ended June 30, 2006 decreased by $1.8 million to $34.0 million from $35.8 million for the three months ended June 30, 2005.  The decrease is attributed to the lack of accessibility to our Casino due to the damage and resulting closure of the Geyserville Bridge in Geyserville, California. Approximately 96.9% of our net revenues were from our gaming activities in the second quarter 2006. We generated $29.2 million, or 85.9% of our net revenues from gaming devices, and $3.8 million, or 11.2% of our net revenues from table games, for the three months ended June 30, 2006 compared to $31.0 million from gaming devices, or 86.6% of our net revenues, and $3.8 million from table games, or 10.6% of our net revenues, for three months ended June 30, 2005. Our win per slot machine per day was $201 in the second quarter 2006, which decreased by $14 from $215 in the second quarter 2005.  The change in win per slot machine per day is attributed to reduced volume of play and the timing of transitioning from older gaming devices to newer and more popular games.

     We generated $1.6 million and $1.8 million in food, beverage and retail sales for the three months ended June 30, 2006 and 2005, respectively.  The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Such allowances were $0.7 million and $1.1 million for the three months ended June 30, 2006 and 2005, respectively.  The decreases are attributable to the lower volume of guests resulting from the interruptions caused by the flooding in Geyserville, California and the subsequent closure of the Geyserville Bridge.

     Operating expenses. Operating expenses for the three months ended June 30, 2006 were $24.8 million, or 72.9% of net revenues, compared to $25.8 million, or 72.0% of net revenues, for the second quarter of 2005. The decrease in operating expenses is attributable to increased efforts in the area of operational efficiencies, largely due to a hiring freeze and the subsequent evaluation of operational needs. Operating expense as a percentage of net revenues increased due to lack of revenues being generated during the quarter.  Our performance for the three months ended June 30, 2006 has been negatively affected by the closure of the Casino on New Year’s Eve due to flooding in the Geyserville, California area and the traffic interruptions caused by the closure of the Geyserville Bridge.

     Casino expense includes costs associated with our gaming operations only.  Casino expense also includes an allocation of food and beverage expense related to the costs of complimentary activities. Casino expense for three months ended June 30, 2006 increased to $5.5 million, or 16.7% of Casino revenues, from $5.2 million, or 15.0% of Casino revenues, for the second quarter 2005. The increase in Casino expense is attributable to increased operational costs from the formation of the Poker room, which led to increases in labor costs in gaming operations, and also increases in participation fees on slot machines from the increasing the number of machines on participatory fee arrangements.

     Food, beverage and retail expense for three months ended June 30, 2006 was $1.7 million, or 103% of food, beverage and retail revenue, increasing from $1.6 million, or 88.0% of food, beverage and retail revenue for the second quarter of 2005. We have increased our use of promotional food and beverage as part of our marketing for repeat customers.  Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

     Selling, general and administrative expense for three months ended June 30, 2006 decreased by $1.8 million to $11.8 million, or 34.7% of net revenues, from $13.6 million, or 38.1% of net revenues, for the second quarter of 2005. The decrease in selling, general and administrative expense is attributable to reductions in payroll from a hiring freeze during an evaluation of vacant positions from attrition, higher legal fees in 2005 higher due to the timing differences in liquor licensing hearings, reduction in advertising costs as well as restructuring the marketing department and other operational changes.

   Depreciation expense for three months ended June 30, 2006 was $2.9 million, compared to $2.8 million, for the second quarter of 2005. Depreciation expense was computed using the straight-line method over the useful lives of property, plant and equipment. The increase in depreciation expense is due to the addition of depreciable assets.

     We have been paying the credit enhancement fee since June 2003. The credit enhancement fee was $1.9 million, or 5.5% of net revenues, for three months ended June 30, 2006, equal to $1.9 million, or 5.5% of net revenues, for the second quarter of 2005.

     Prior to July 1, 2005, TGA and surveillance costs were reimbursed by the Authority as incurred. Tribal Gaming Commission expenses were reported as Gaming Commission expenses and surveillance costs were reported in selling, general and administrative expenses on the Statement of Revenues, Expenses and Change in Fund Balance.  Effective July 1, 2005, the TGA adopted a regulation on payments of regulatory fees from the Authority. Pursuant to the regulation, the TGA charges us a flat monthly fee of $235,000 for the first quarter 2006 and April and May of second quarter 2006.  The flat monthly fee increased to $344,000 in June of 2006 to cover any operating expenses incurred by the TGA and surveillance, which are directly related and necessary to the regulation of the Casino. Following the end of each calendar quarter, the TGA must reconcile the monthly regulatory fee and actual operating expenses and make necessary adjustments.  As of September 30, 2005, TGA and surveillance expenses are being recorded in Gaming Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Fund Balance.  Gaming Commission and surveillance expense for three months ended June 30, 2006 increased by $0.3 million to $0.7 million, from $0.4 million, for the second quarter 2005. This is attributable to increases in regulatory staffing.

The Compact requires the Authority to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $333,750 for the three months ended June 30, 2006 and 2005; and $667,500 for the six months ended June 30, 2006 and 2005.

     Income from operations. Income from operations for three months ended June 30, 2006 was $9.2 million, or 27.1% of net revenues, compared to $10.0 million, or 28.0% of net revenues, for the second quarter of 2005.  The decrease in income from operations is attributable to the decrease in volume of play due to the Geyserville bridge closure and the increased Casino, Gaming Commission and surveillance operating expense.

     Other expense, net. Other expense, net for three months ended June 30, 2006 decreased to $5.0 million, or 14.8% of net revenues, from $5.2 million, or 14.5% of net revenues, for second quarter of 2005.  Other expense, net included $0.2 million of interest income for the three months ended June 30, 2006, compared to $0.1 million of interest income for the second quarter of 2005.

     Income before distributions to the Tribe. Income before distributions to the Tribe for three months ended June 30, 2006 decreased by $0.6 million to $4.2 million, or 12.3% of net revenues, from $4.8 million, or 13.5% of net revenues, in the second quarter of 2005.

Comparison of the six months ended June 30, 2006 and 2005

     Net revenues. Our net revenues for the six months ended June 30, 2006 decreased by $0.5 million to $68.0 million from $68.5 million for the six months ended June 30, 2005.  The decrease is attributed to the lack of accessibility to our Casino due to the damage and resulting closure of the Geyserville Bridge in Geyserville, California.  The bridge closure has resulted in the redirection of our marketing efforts that are still in transition.  Approximately 97.2% of our net revenues were from our gaming activities in the first six months of 2006. We generated $58.3 million, or 85.8% of our net revenues, from gaming devices, and $7.8 million, or 11.4% of our net revenues from table games, for the six months ended June 30, 2006, compared to $59.4 million from gaming devices, or 88.3% of our net revenues, and $7.2 million from table games, or 10.7% of our net revenues, for six months ended June 30, 2005. Our win per slot machine per day was $202 in the first six months of 2006, which decreased by $13 from $215, in the first six months of 2005.  The change in win per slot machine per day is attributed to reduced volume of play and the timing of transitioning from older gaming devices to newer and more popular games.

     We generated $3.2 million and $3.4 million in food, beverage and retail sales for the six months ended June 30, 2006 and 2005, respectively.  The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Such allowances were $1.6 million and $1.8 million for the six months ended June 30, 2006 and 2005, respectively.

     Operating expenses. Operating expenses for the six months ended June 30, 2006 were $50.6 million, or 74.4% of net revenues, compared to $48.5 million, or 70.9% of net revenues, for the second quarter 2005. The increase in operating expenses is attributable to the Casino’s increased operating activities during the first quarter of 2006 from the addition of Poker as a gaming amenity.  Operating expense as a percentage of net revenues increased due to an increased marketing effort to promote the Casino following the closure of the Casino on New Year’s Eve due to flooding in the Geyserville, California area and the traffic interruptions caused by the closure of the Geyserville Bridge since the first quarter of 2006.

     Casino expense includes costs associated with our gaming operations only.  Casino expense also includes an allocation of food and beverage expense related to the costs of complimentary activities. Casino expense for six months ended June 30, 2006 increased to $11.1 million, or 16.8% of Casino revenues, from $10.6 million, or 15.9% of Casino revenues, for the first six months of 2005.  The increase in Casino expense is attributable to increased operational costs from the formation of the Poker room, increase in labor costs in gaming operations and increase in participation fees on slot machines.

     Food, beverage and retail expense for six months ended June 30, 2006 was $3.3 million, or 101.3% of food, beverage and retail revenue, increasing from $3.1 million, or 90.0% of food, beverage and retail revenue, for the first six months of 2005.  We have increased our use of promotional food and beverage as part of our marketing for repeat customers.  Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

     Selling, general and administrative expense for six months ended June 30, 2006 increased by $0.8 million to $24.9 million, or 36.7% of net revenues, from $24.1 million, or 35.2% of net revenues, for the first six months of 2005. The increase in selling, general and administrative expense is attributable to increased marketing efforts to promote the Casino following the closure of the Casino on New Year’s Eve due to flooding in the Geyserville, California area and the traffic interruptions caused by the closure of the Geyserville Bridge.

     Depreciation expense for six months ended June 30, 2006 was $5.7 million, compared to $5.4 million, for the first six months of 2005. Depreciation expense was computed using the straight-line method over the useful lives of property, plant and equipment. The increase in depreciation expense is due to the addition of depreciable assets.

     The credit enhancement fee was $3.5 million, or 5.1% of net revenues, for six months ended June 30, 2006, compared to $3.8 million, or 5.5% of net revenues, for the first six months of 2005. The decrease in credit enhancement fee is directly attributable to lower net income.

     Prior to July 1, 2005, TGA and surveillance costs were reimbursed by the Authority as incurred. Tribal Gaming Commission expenses were reported as Gaming Commission expense and surveillance costs were reported in selling, general and administrative expense on the Statement of Revenues, Expenses and Changes in Fund Balance.  Effective July 1, 2005, the TGA adopted a regulation on payments of regulatory fees from the Authority. Pursuant to the regulation, the TGA charged us a flat monthly fee of $235,000 for the first quarter 2006 and April and May of second quarter 2006.  The flat monthly fee increased to $344,000 in June of 2006 to cover any operating expenses incurred by the TGA and surveillance, which are directly related and necessary to the regulation of the Casino. Following the end of each calendar quarter, the TGA must reconcile the monthly regulatory fee and actual operating expenses and make necessary adjustments.  As of September 30, 2005, TGA and surveillance expenses are being recorded in Gaming Commission and surveillance expense on the Statement of Revenues, Expenses and Changes in Fund Balance.  Gaming Commission and surveillance expense for six months ended June 30, 2006 increased by $0.5 million to $1.4 million, from $0.9 million, for the second quarter 2005. This is attributable to increases in regulatory staffing. Gaming Commission and surveillance costs for the six months ended June 30, 2006 and 2005 were $1,448,732 and $892,456, respectively.

     Compact revenue sharing trust fund expense remained the same at $0.7 million for six months ended June 30, 2006 and 2005.

     Income from operations. Income from operations for six months ended June 30, 2006 was $17.4 million, or 25.6% of net revenues, compared to $19.9 million, or 29.1% of net revenues, for the first six months of 2005.  The decrease in income from operations is attributable to the decrease in volume of play due to the Geyserville Bridge closure and the  increase in Casino, Gaming Commission and Surveillance operating expense.

     Other expense, net. Other expense, net for six months ended June 30, 2006 decreased to $10.1 million, or 14.9% of net revenues, from $10.5 million, or 15.4% of net revenues, for the first six months of 2005.  Other expense, net included $0.4 million of interest income for the six months ended June 30, 2006, compared to $0.1 million of interest income, for the six months ended June 30, 2005.

     Income before distributions to the Tribe. Income before distributions to the Tribe for six months ended June 30, 2006 decreased by $2.1 million to $7.3 million, or 10.7% of net revenues, from $9.4 million, or 13.7% of net revenues, in the first six months of 2005.

Liquidity and Capital Resources

     Since our inception, we have funded our capital expenditures and working capital requirements primarily through debt financing, gaming equipment supplier financing, and other financing and operating cash flow.

    Construction of our Casino and infrastructure improvements commenced on April 1, 2002. The first portion of our gaming facility was completed in September 2002. As of June 30, 2006, we had spent approximately $155.9 million on the planning, development and construction of our gaming facility, infrastructure, furniture, fixtures and equipment, excluding the expansion project. We financed the development with borrowings and development advances.

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

     During the spring of 2004, we revised our budget for the expansion project to approximately $73.7 million.  We have spent $75.8 million as of June 30, 2005 on design and construction, which was funded through our restricted cash and cash from operations.  The excess expenditure of $2.1 million is due to the out of scope work related to our infrastructure portion of the project, which was funded by our operating cash flow.  Our final budget estimate is comprised of $39.4 million for the three parking structures, which is $0.5 million more than our original budget, and $34.3 million for infrastructure improvements, which is $8.6 million more than our original estimate.  The total cost of the expansion project was greater than original estimates because in an effort to expedite construction, we commenced construction before all design documents were finalized, which resulted in inefficiencies and modifications that caused actual construction costs to exceed budgeted amounts.  In addition, the infrastructure improvements portion of our expansion project resulted in higher than expected costs due to weather delays and to unforeseeable soil conditions, which required us to substantially increase the scope of the work and quantity of the construction material.

     As of June 30, 2006, we spent $0.8 million on the development of an approximately 18-acre parcel of land adjacent to the Tribe’s reservation (referred to as the “Dugan Property”) which is expected to include an additional access road to our Casino. We have $4.5 million remaining in a restricted account funded from the proceeds of our Notes Offering for the development of the Dugan Property.

     Our capital expenditures for six months ended June 30, 2006 and 2005 were $2.8 million and $31.3 million, respectively. The decrease in 2006 is attributable to the completion of our expansion project in 2005 along with infrastructure improvements in the first quarter of 2005.

     As of June 30, 2006, we had cash and cash equivalents net of restricted cash of $21.9 million, as compared to $17.6 million, as of December 31, 2005. As of June 30, 2006, we had restricted cash of $7.2 million, as compared to $7.4 million, as of December 31, 2005. Our principal source of liquidity during the six months ended June 30, 2006 consisted of cash flow from operating activities. Net cash provided by operating activities for six months ended June 30, 2006 was $26.1 million, a decrease of $2.3 million from $28.4 million in 2005. The decrease in our net cash provided by operations is a result of decreased operating activities and lower casino revenues in 2006.

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

     Net cash used for capital and related financing activities for the six months ended June 30, 2006 was $15.7 million, compared to $30.9 million, for six months ended June 30, 2005.  Cash flow used in capital and related financing activities was primarily for payment of the credit enhancement fee and interest payments.  Cash flow used in non-capital financing activities for the six months ended June 30, 2006 was $6.1 million, an increase of $0.9 million from $5.2 million, for six months ended June 30, 2005.  Cash flow used in non-capital financing activities consisted of distributions to the Tribe.  The increase is due to permitted increase in distributions when comparing the first quarter of 2005 and 2006.  In the first quarter 2005, the Tribal distribution consisted of $500,000 per month, plus $680,000 for construction costs for a total of $2,180,000, as compared to $3,000,000 for the first quarter of 2005.  As permitted, on April 1, 2006, our payments to the Tribe increased from $1.0 million per month to $1.02 million under the Indenture.

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

Contractual Obligations as of June 30, 2006

     The following table summarizes our contractual obligations and commitments as of June 30, 2006:

	Total	1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations (a)	$200,077,641	$16,332	$49,606	$11,703	$200,000,000
Operating lease obligations	510,060	457,481	49,911	2,668	—
Capital lease obligations	279,021	107,523	166,758	4,740	—
Total obligations (b)	$200,866,722	$581,336	$266,275	$19,111	$200,000,000

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

We had initially applied for a liquor license for our Casino in 2002. On September 13, 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on the State Fire Marshal’s interpretation of the Uniform Building Code. In May 2005, an Administrative Law Judge (“ALJ”) heard the Tribe’s appeal of the ABC’s denial and recommended that the ABC reverse itself and approve the license. On August 25, 2005, the ABC announced effective October 11, 2005, it would adopt the ALJ’s decision to approve the license transfer pending a hearing on protests filed by citizens and government officials. The ABC has received over 65 protests against the license from citizens and government officials. The ABC held a hearing on the protests on March 9, 2006. Following the close of the hearing, a new California court decision, Coffin v. Alcoholic Beverage Control Appeals Board, 139 Cal. App. 4th 471, 43 Cal. Rptr. 3d 420 (2006), changed the burden of proof in ABC license protest hearings from the protestors to the applicant.  As a result of that decision, the ALJ suspended post-hearing briefing.  On July 20, 2006, the ALJ wrote the parties indicating his tentative decision to conduct a de novo hearing on the protests to the Tribe’s license application under the new burden of proof allocation.  The parties have until approximately August 20, 2006, to inform the ALJ of their views in response to his tentative decision to re-hear the protests.  The decision to approve or deny the license transfer application may be appealed by any parties to the proceeding so long as the appeal is filed within forty days of the ABC’s decision. The first appeal is to the ABC Appeals Board, and its decision may be appealed to the California State court system.

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

Seasonality

     Activity at our gaming facility is modestly seasonal with stronger results expected during the summer due in part to the relatively higher levels of tourism during such times of the year. In addition, our operations may be impacted by adverse weather conditions and fluctuations in the tourism business. Accordingly, our results may fluctuate from quarter to quarter and the results of one quarter may not be indicative of results expected from future quarters.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Through June 30, 2006, we had not invested in derivative or foreign currency-based financial instruments.  Additionally, we primarily have invested in short-term, fixed rate debt.  As such, we do not believe we have material exposure to market risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed with, or furnished to, the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Operations Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.

Our Chief Executive Officer and Acting Chief Financial Officer for the period covered by the report, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a — 15(e) and 15d — 15(e)) as of the end of the quarterly period ended June 30, 2006.  Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.  Our disclosure controls and procedures are designed to provide reasonable assurances of achieving its objectives and our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

PART II.                OTHER INFORMATION
ITEM 1.                  LEGAL PROCEEDINGS

Sonoma County Fire Marshal Inspection Case

On October 7, 2002, the Sonoma County Fire Chief (the “County Fire Chief”) filed an ex parte application for an inspection warrant in the Superior Court of the State of California for the County of Sonoma, seeking to inspect the casino. The Tribe believes that there is no basis for the County’s Fire Chief to assert jurisdiction over the Tribe’s lands, which are governed by tribal and federal law and the Compact. On October 9, 2002, the Tribe removed the case to the United States District Court for the Northern District of California. The County Fire Chief moved to remand, which such motion was denied by the court and subsequently moved for summary judgment. The Tribe moved to dismiss under Federal Rules of Civil procedure 12(b)(6) and 12(b)(7). On December 9, 2004, the Court issued an order granting in part and denying in part the Tribe’s 12(b)(6) motion and denying the County Fire Chief’s summary judgment motion. The order reaffirmed the Court’s prior ruling denying the remand of that Public Law 280 does not authorize the County Fire Chief to inspect the casino. On March 1, 2005 the Court issued an order granting in part and denying in part the Tribe’s 12(b)(7) motion. On March 4, 2005, the Tribe moved for summary judgment, and on April 29, 2005, the Court granted the Tribe’s motion. The County Fire Chief filed a Notice of Appeal on May 26, 2005, at the Ninth Circuit Court of Appeals. Briefing was completed at the Ninth Circuit on November 8, 2005. The case has not yet been set for oral argument.

California Department of Alcoholic Beverage Control

On September 13, 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on the State Fire Marshal’s interpretation of the Uniform Building Code. In May 2005, an Administrative Law Judge (“ALJ”) heard the Tribe’s appeal of the ABC’s denial and recommended that the ABC reverse itself and approves the license. On August 25, 2005, the ABC announced effective October 11, 2005, it would adopt the ALJ decision to approve the license transfer pending a hearing on protests filed by citizens and government officials. The ABC has received over 65 protests against the license from citizens and government officials. The ABC held a hearing on the protests on March 9, 2006. Following the close of the hearing, a new California court decision, Coffin v. Alcoholic Beverage Control Appeals Board, 139 Cal. App. 4th 471, 43 Cal. Rptr. 3d 420 (2006), changed the burden of proof in ABC license protest hearings from the protestors to the applicant.  As a result of that decision, the ALJ suspended post-hearing briefing.  On July 20, 2006, the ALJ wrote the parties indicating his tentative decision to conduct a de novo hearing on the protests to the Tribe’s license application under the new burden of proof allocation.  The parties have until approximately August 20, 2006, to inform the ALJ of their views in response to his tentative decision to re-hear the protests.  The decision to approve or deny the license transfer application may be appealed by any parties to the proceeding so long as the appeal is filed within forty days of the ABC’s decision. The first appeal is to the ABC Appeals Board, and its decision may be appealed to the California State court system.

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

Dated: August 14, 2006	RIVER ROCK ENTERTAINMENT AUTHORITY (Registrant)

	By:	/s/ Shawn S. Smyth
Shawn S. Smyth, Chief Executive Officer

	By:	/s/ Hans Winkler
Hans Winkler, Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by Shawn S. Smyth, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Hans Winkler, Acting Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

32*

Certification by Shawn S. Smyth, Chief Executive Officer and by Hans Winkler, Acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*                    This certification is being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of River Rock Entertainment Authority whether made before or after the date hereof, regardless of any general incorporation language in such filing.