Form 10-Q
period 2006-09-30
River Rock Entertainment Authority
filed 2006-11-21
CIK 1288924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

Yes  ☐       No  ☒

RIVER ROCK ENTERTAINMENT AUTHORITY

INDEX TO FORM 10-Q

Item	Description

PART I – FINANCIAL INFORMATION

1.	Condensed Financial Statements (unaudited)
Condensed Balance Sheets- September 30, 2006 and December 31, 2005
Condensed Statements of Revenues, Expenses and Changes in Fund Deficit-Three-Months ended September 30, 2006 and 2005 (as restated) and Nine-Months ended September 30, 2006 and 2005 (as restated)
Condensed Statements of Cash Flows- Nine-Months ended September 30, 2006 and 2005 (as restated)
Notes to unaudited Condensed Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures

PART II – OTHER INFORMATION

1.	Legal Proceedings
1A.	Risk Factors
5.	Other Information
6.	Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

i

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$30,669,061	$17,649,658
Restricted cash-current	466,517	666,517
Accounts receivable	386,161	93,252
Inventories	156,875	159,434
Prepaid expenses and other current assets	1,531,394	1,427,906

Total current assets	33,210,008	19,996,767

RESTRICTED CASH-Net of Current	6,759,776	6,706,964

PROPERTY AND EQUIPMENT:
Buildings and building improvements	129,215,794	128,858,771
Furniture, fixtures and equipment	26,429,515	26,015,944
	155,645,309	154,874,715

Accumulated depreciation	(29,809,293)	(21,801,767)
Construction in progress	4,305,571	1,819,271

Property and equipment-net	130,141,587	134,892,219

DEPOSITS AND OTHER ASSETS	5,219,932	6,081,955

TOTAL ASSETS	$175,331,303	$167,677,905

LIABILITIES AND FUND DEFICIT

CURRENT LIABILITIES:
Accounts payable:
Trade	$2,303,592	$2,178,031
Construction	498,596	1,114,618
Accrued liabilities	11,952,392	6,463,556
Current maturities of long-term debt	119,449	103,545

Total current liabilities	14,874,029	9,859,750

Long-Term debt - net of current maturities	198,603,440	198,243,209

FUND DEFICIT
Invested in capital assets-net of related debt	(68,581,302)	(63,454,535)
Restricted for capital projects	7,226,293	7,373,481
Unrestricted	23,208,843	15,656,000

Total fund deficit	(38,146,166)	(40,425,054)

TOTAL LIABILITIES AND FUND DEFICIT	$175,331,303	$167,677,905

The accompanying notes are an integral part of these unaudited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN FUND DEFICIT

(Unaudited)

	Three-Month		Nine-Month
	Period Ended		Period Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(as restated, see note 15)		(as restated, see note 15)
REVENUES:

Casino	$35,703,993	$34,042,093	$100,576,568	$99,226,745
Food, beverage & retail	1,656,494	1,945,910	4,637,500	5,096,843
Other	155,625	159,069	453,362	508,201

Gross revenues	37,516,112	36,147,072	105,667,430	104,831,789

Promotional allowances	(3,954,185)	(2,146,912)	(9,420,322)	(4,362,370)

Net revenues	33,561,927	34,000,160	96,247,108	100,469,419

OPERATING EXPENSES:
Casino	5,191,608	4,923,363	15,200,955	14,243,493
Food, beverage & retail	1,570,259	1,567,696	4,555,220	4,436,114
Selling, general and administrative	9,532,708	12,551,045	30,531,375	35,672,478
Depreciation	2,883,783	2,798,182	8,615,732	8,189,691
Credit enhancement fee	2,312,920	1,861,997	5,774,547	5,661,648
Gaming commission and surveillance expense	672,799	623,322	2,121,531	1,991,475
Compact revenue sharing trust fund	333,750	333,750	1,001,250	1,001,250

Total Operating expenses	22,497,827	24,659,355	67,800,610	71,196,149

INCOME FROM OPERATIONS	11,064,100	9,340,805	28,446,498	29,273,270

OTHER EXPENSE-Net
Interest expense	(5,219,617)	(5,229,867)	(15,665,102)	(15,822,004)
Interest income	301,451	107,514	704,428	199,468
Loss on sale of assets	(85,301)	(70,140)	(126,394)	(104,117)
Other income (expense) - net	(429)	(344)	(541)	(1,293)

Other expense-net	(5,003,896)	(5,192,837)	(15,087,609)	(15,727,946)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	6,060,204	4,147,968	13,358,889	13,545,324

DISTRIBUTIONS TO TRIBE	(5,020,000)	(3,000,000)	(11,080,000)	(8,180,000)

NET INCOME AFTER DISTRIBUTIONS TO TRIBE	1,040,204	1,147,968	2,278,889	5,365,324

FUND DEFICIT-Beginning of period	(39,186,370)	(43,303,886)	(40,425,054)	(47,521,242)

FUND DEFICIT-End of period	$(38,146,166)	$(42,155,918)	$(38,146,165)	$(42,155,918)

The accompanying notes are an integral part of these unaudited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-Month
	Period Ended
	September 30,
	2006	2005
		(as restated, see note 15)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$97,102,908	$100,235,266
Cash paid for salaries and benefits	(21,206,224)	(22,935,112)
Cash paid to suppliers	(31,632,771)	(34,617,623)
Cash paid for compact revenue sharing trust fund	(1,001,250)	(1,001,250)

Net cash provided by operating activities	43,262,663	41,681,281

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Payments of long-term debt	(197,564)	(10,454,846)
Purchases of property and equipment	(3,835,719)	(16,687,893)
Change in restricted cash	147,188	8,796,633
Interest paid	(9,770,894)	(10,002,800)
Credit enhancement fee	(5,629,375)	(5,491,580)
Proceeds from sale of assets	27,350	9,500
Other	95,754	59,493

Net cash used in capital and related financing activities	(19,163,260)	(33,771,493)

CASH FLOW FROM NON-CAPITAL FINANCING ACTIVITIES
Distributions to the Tribe	(11,080,000)	(8,180,000)

CHANGE IN CASH AND CASH EQUIVALENTS	13,019,403	(270,212)

CASH AND CASH EQUIVALENTS, Beginning of the period	17,649,658	18,618,826

CASH AND CASH EQUIVALENTS, End of the period	$30,669,061	$18,348,614

RECONCILIATION OF INCOME BEFORE DISTRIBUTIONS TO TRIBE TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Income before Distributions to Tribe	$13,358,886	$13,545,324

Adjustments to reconcile income before distributions to tribe to net cash provided by operating activities:
Depreciation	8,615,732	8,189,691
Interest expense	15,665,102	15,822,004
Credit enhancement fee	5,774,547	5,661,648
Loss on sale of assets	126,394	104,117
Changes in operating assets and liabilities:
Accounts receivable	(292,909)	(16,481)
Inventories	2,559	(141,994)
Prepaid expenses and other current assets	(103,488)	(453,527)
Accounts payable	(490,461)	(995,245)
Accrued liabilities	606,301	(34,256)
Total adjustments	29,903,777	28,135,957

NET CASH PROVIDED BY OPERATING ACTIVITIES	$43,262,663	$41,681,281

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:
Acquisition of property and equipment through third party financing	$—	$227,799
Acquisition of property and equipment through accounts payable construction	—	776,284

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

Income before distributions to the Tribe was $6,060,204 and $4,147,968 for the three months ended September 30, 2006 and 2005, respectively.  A fund deficit of $38,146,166 exists as of September 30, 2006.   Income before distributions to the Tribe was $13,358,889 and $13,545,324 for the nine months ended September 30, 2006 and 2005, respectively.  The Authority’s current assets exceeded its current liabilities by $18,335,979 as of September 30, 2006. On November 7, 2003, the Authority issued $200.0 million in its 9¾% Senior Notes, due 2011 (the “Notes”), and used a portion of the proceeds to reduce its current payables, accruals and debt. The Authority’s ability to fund future debt service payments is dependent upon the success of the Casino. Management believes that the Casino will attract sufficient patronage levels to continue to provide sufficient cash flows and to repay its indebtedness.

 2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared from the records of the Authority without audit and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Authority’s financial position at September 30, 2006, the interim results of operations for the three month and nine month periods ended September 30, 2006 and 2005, and changes in cash flows for the nine month periods ended September 30, 2006 and 2005. The balance sheet at December 31, 2005, presented herein, has been derived from the audited financial statements of the Authority for the year then ended December 31, 2005.

Accounting policies followed by the Authority are described in Note 2 to the audited financial statements for the fiscal year ended December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of presenting the interim condensed financial statements. Such statements should be read in conjunction with the audited financial statements, including notes thereto, for the year ended December 31, 2005.

Accounting Standards—The Authority prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). The financial statements presented are prepared on the accrual basis of accounting from the accounts and financial transactions of the Authority. Generally accepted accounting principles require the Authority to apply all applicable pronouncements of the Governmental Accounting Standards Board (“GASB”). The Authority is also required to follow Financial Accounting Standards Board (“FASB”) Statements and Interpretations, Accounting Principles Board Opinions and Accounting Research Bulletins issued on or before November 30, 1989, unless those pronouncements conflict with or contradict GASB pronouncements.  The Authority is given the option whether to apply all FASB Statements and Interpretations issued after November 30, 1989, except for those that conflict with or contradict GASB pronouncements. Accordingly, the Authority has elected to implement non-conflicting FASB Statements and Interpretations issued after November 30, 1989.

There are differences between financial statements prepared in accordance with GASB pronouncements and those prepared in accordance with FASB pronouncements. The statements of revenues, expenses and changes in fund deficit are a combined statement under GASB pronouncements. FASB pronouncements allow a statement of income or operations and a separate statement of owners’ or shareholders’ (deficit) equity, which is where distributions to owners would be presented under FASB pronouncements.  The amount shown as income before distributions to Tribe would not be different if the Authority followed all FASB pronouncements to determine net income and would be the most comparable amount to net income computed under FASB pronouncements. The Authority is a separate fund of the Tribe, a governmental entity, and as such there is no owners’ or shareholders’ (deficit) equity as traditionally represented under FASB pronouncements.  The most comparable measure of owners’ (deficit) equity is presented on the Authority’s balance sheet as fund (deficit) equity.

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

Restricted Cash—Restricted cash consists of estimated construction expenses for three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds necessary to develop an approximately 18-acre parcel of land adjacent to the Tribe’s reservation. These funds are held in escrow accounts which are restricted for authorized construction disbursements. These escrow accounts are invested in CD markets, which generate interest on a monthly basis. The FDIC has insured $100,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow account. Restricted cash was $7,226,293 and $7,373,481 at September 30, 2006 and December 31, 2005, respectively.  As of September 30, 2006, restricted cash includes amounts available for construction of $2,710,421 and land development funds of $4,515,872.

Deposits and Other Assets—As of September 30, 2006 and December 31, 2005, deposits and other assets include $5,195,955 and $5,962,226 in unamortized bond spread, legal fees and other issuance costs related to the issuance of the Notes, $0 and $78,618 of equipment deposits, $23,977 and $4,200 of performance deposits and $0 and $36,911 of rental deposits.  Deferred loan costs are amortized using the effective interest method to interest expense over the term of the related financial arrangement.

Casino Revenues—In accordance with industry practice, the Authority recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive slot jackpots.

Food, Beverage and Retail—The Authority recognizes as food, beverage and retail revenues the proceeds from its food, beverage and gift shop sales. The Authority continues to distribute beverages without cost in the gaming area for playing guests.

Other Revenues—Other revenues are comprised of commissions on ATM and vending machine transactions.

Promotional Allowances—The retail value of food and beverages provided to customers without charge or at a discount is included in Food, beverage and retail revenues and then deducted as promotional allowances. Such amounts that are included in Food, beverage and retail revenues for the three months ended September 30, 2006 and 2005 are $657,381 and $991,543, respectively.  The amounts included in Food, beverage and retail revenues for the nine months ended September 30, 2006 and 2005 were $1,656,388 and $2,221,922, respectively.  The distribution of electronic coupons (e-coupons) to customers are included in Casino revenues and are also deducted as promotional allowances.  The total e-coupons for the three months ended September 30, 2006 and 2005 were $2,829,145 and $648,675, respectively.  The total e-coupons for the nine months ended September 30, 2006 and 2005 were $6,570,564 and $1,037,112, respectively.  The redemption of cash incentives earned by the Players Club members is also recorded as promotional allowances. The cost of cash incentives for the three months ended September 30, 2006 and 2005 were $467,659 and 506,694, respectively, and for the nine months ended September 30, 2006 and 2005 were $1,193,370 and $1,103,336, respectively.

Food and Beverage Costs—Food and beverage costs include costs associated with food and beverage, excluding amounts reclassified as Casino expenses.  The estimated costs of providing complimentary services are reclassified from food and beverage to Casino expenses.  The costs of such services were $823,724 and $976,024 for the three months ended September 30, 2006 and 2005, respectively.  The costs of such services were $2,853,168 and $2,750,505 for the nine months ended September 30, 2006 and 2005, respectively.

Advertising Costs—Advertising costs are expensed the first time advertising takes place. Advertising costs included in selling, general and administrative expenses were $921,453 and $2,276,483 for the three months ended September 30, 2006 and 2005, respectively.  Advertising costs for the nine months ended September 30, 2006 and 2005 were $4,344,866 and $6,045,221, respectively.

Gaming Commission & surveillance expenses—The Authority pays for various expenses for the Tribal Gaming Commission and surveillance.  Tribal Gaming Commission expenses are reported as Gaming Commission and surveillance expense on the Statement of Revenues, Expenses and Changes in Fund Deficit. Gaming Commission and surveillance expenses for the three months ended September 30, 2006 and 2005 were $672,799 and $623,322, respectively.  Gaming Commission and surveillance expenses for the nine months ended September 30, 2006 and 2005 were $2,121,531 and $1,991,475, respectively.

Income Taxes—As a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian tribe, the Authority is a non-taxable entity for purposes of federal and state income taxes.

Distributions to Tribe—Distributions to Tribe are made up of permitted payments.  They are included in the Statement of Revenues, Expenses and Changes in Fund Deficit as distributions to Tribe allowed pursuant to the indenture for the Notes.  Monthly permitted payments increased by $20,000 from $1,000,000 to $1,020,000 in April 2006.  Total distributions to the Tribe for the three months ended September 30, 2006 and 2005 were $5,020,000 and $3,000,000, respectively.   The increase reflects reimbursements by the Authority to the Tribe of the remaining $1,960,000 for construction costs incurred by the Tribe prior to the formation of the Authority, and are being paid in the third quarter of 2006 with the permitted increase of $20,000 per month.  Total distributions to the Tribe for the nine months ended September 30, 2006 and 2005 were $11,080,000 and $8,180,000, respectively. The increase reflects reimbursements by the Authority to the Tribe for construction costs previously stated, plus payment of another $680,000 made in the first quarter of 2005, and an increase in the monthly permitted payments in April 2005, from $500,000 per month to $1,000,000 per month, as a result of final completion of the parking structure construction.

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

Starting January 1, 2004, the Authority paid for various expenses for the following departments operated by the Tribe: Tribal Gaming Commission, surveillance, plant operations, human resources, purchasing and warehousing.  On January 1, 2005, the Authority operated the Purchasing and Warehouse departments, and continued to pay expenses for the other departments operated by the Tribe.  These departmental expenses include but are not limited to payroll and related expenses, legal and other operational expenses.  Under direction of the River Rock Entertainment Authority Board and the Tribal Council, the Tribe assumed responsibility of the Purchasing and Warehouse departments on May 8, 2006.  The expenses associated with the Purchasing and Warehouse departments incurred by the Tribe are included in these amounts and will be reimbursed to the Tribe by the Authority as with other Tribal departments.

Total amounts billed by the Tribe for these departments, excluding Tribal Gaming Commission and surveillance, were $830,437 and $284,006 for the three months ended September 30, 2006 and 2005, respectively. They are recorded as a component of selling, general and administrative expenses. Total amounts billed by the Tribe for these departments were $2,122,187 and $887,184 for the nine months ended September 30, 2006 and 2005, respectively.

 The Authority pays for various expenses for the Tribal Gaming Commission and surveillance. Effective July 1, 2005, the Tribal Gaming Commission adopted a regulation on payments of regulatory fees from the Authority.  Tribal Gaming Commission and surveillance expenses are being recorded in Gaming Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Fund Deficit.  Gaming Commission and surveillance expenses for the three months ended September 30, 2006 and 2005 were $672,799 and $623,322, respectively.  Gaming Commission and surveillance expenses for the nine months ended September 30, 2006 and 2005 were $2,121,531 and $1,991,475, respectively.

5.                           DEVELOPMENT AND LOAN AGREEMENT

The Tribe entered into a Development and Loan Agreement with Dry Creek Casino, LLC (“DCC”) on August 26, 2001, which has been amended from time to time (as amended, the “Development Agreement”). In consideration of DCC providing credit enhancement and other services under the Development Agreement, the Tribe is obligated to pay DCC the Credit Enhancement Fee. The Credit Enhancement Fee is defined as 20% of the Authority’s net income before distributions to the Tribe plus depreciation and amortization plus annual interest on $25.0 million principal amount of the Notes less revenues from sales of alcoholic beverages. The Credit Enhancement Fee is required to be paid monthly for a period of five years commencing on June 1, 2003. The Credit Enhancement Fee was $2,305,385 and $1,861,997 for the three months ended September 30, 2006 and 2005, respectively.  The Credit Enhancement Fee was $5,767,012 and $5,661,648 for the nine months ended September 30, 2006 and 2005, respectively.

The Authority has the right to terminate the Development Agreement by exercising a buy-out option (the “Buy-Out Option”). If exercised, the Authority is obligated to pay all amounts outstanding with respect to financing, including outstanding development advances and accrued interest, plus an amount determined by multiplying the average monthly credit enhancement fee earned during the 12-month period immediately preceding the month the buy-out option is exercised, by the number of months remaining in the five-year term. The buy-out fee is required to be paid in equal monthly installments of principal plus interest at the rate of 12% per annum, on the 15th day of each month over a period equal to the remaining term of the Development Agreement.

6.         CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31, 2005

Operating accounts	$4,995,957	$5,241,644
Money market accounts	17,697	62,420
Short-term investments	21,543,626	8,988,622
Cash on hand	4,111,781	3,356,972

Cash and cash equivalents	30,669,061	17,649,658
Restricted cash	7,226,293	7,373,481

Total cash and cash equivalents and restricted cash	$37,895,354	$25,023,139

The Authority’s cash in banks and cash equivalents (the “Investments”) are categorized by level of credit risk assumed by the Authority. Category 1 includes investments that are insured or registered or for which the investments are held by the Authority or its agent in the Authority’s name. Category 2 includes uninsured and unregistered investments for which the investments are held by the counterparty’s trust department or agent in the Authority’s name. Category 3 includes uninsured and unregistered investments for which the investments are held by the counterparty’s agent but not in the Authority’s name. At September 30, 2006, the Authority had $200,000 in Category 1 investments, $4,895,957 cash in banks, $17,697 in money market accounts and $21,543,626 in short-term investments, which are Category 2 investments, and $7,126,293 restricted cash in bank over the FDIC insurance limits, which are Category 3 investments.  Amounts in Category 2 and Category 3 investments are invested in short-term, highly liquid cash equivalents and investments.  As of September 30, 2006 and December 31, 2005, these amounts are composed of money market accounts in the amount of $17,697 and $62,420, respectively, and A1/P1 bonds in the amount of $21,543,626 and $8,988,622, respectively.

7.                           PROPERTY AND EQUIPMENT

Property and equipment at January 1, 2006 and September 30, 2006 consisted of the following:

	Balance,			Balance,
	January 1,			September 30,
	2006	Additions	Dispositions	2006

Buildings and improvements	$128,858,771	$357,023	$—	$129,215,794
Furniture, fixtures and equipment	26,015,944	1,148,171	(734,600)	26,429,515
Less accumulated depreciation	(21,801,767)	(8,615,732)	608,206	(29,809,293)
	133,072,948	(7,110,538)	(126,394)	125,836,016
Construction in progress	1,819,271	2,486,300	—	4,305,571

Property and equipment—net	$134,892,219	$(4,624,238)	$(126,394)	$130,141,587

Construction in progress consists of payments or amounts owed to various vendors related to the Authority’s master plan development and land improvements. Substantially all of the Authority’s personal property is pledged as collateral to secure its debt.  At September 30, 2006 and 2005, the Authority had $256,840 and $314,808 in capital lease assets with related accumulated depreciation of $51,685 and $32,494, respectively.

8.         ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005

Accrued in-house progressive slot jackpots	$758,158	$495,588
Accrued payroll and related benefits	2,005,443	1,677,290
Accrued interest	8,125,000	3,250,000
Accrued credit enhancement fees	830,831	685,659
Accrued other expenses	232,960	355,019
Total accrued liabilities	$11,952,392	$6,463,556

9.                           LONG-TERM DEBT

Long-term debt consisted of the following as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005

9 3/4% Senior Notes, net of unamortized issue discount of $1,714,351 and $1,967,289 due 2011	$198,285,649	$198,032,711
Vehicle and Slot Notes	184,436	51,937
Capital lease obligations	252,804	262,106
Total Long-Term Debt	198,722,889	198,346,754
Less: current portion	(119,449)	(103,545)

Total long-term debt - net of current maturities	$198,603,440	$198,243,209

On November 7, 2003, the Authority issued the Notes. The proceeds were utilized to fund an expansion project, which includes three parking structures and related infrastructure improvements, repayment of various debt and advances and fund payment of various accruals and payables, as well as to increase cash on hand. The proceeds were also utilized to fund a land purchase and settle litigation.  The Notes are collateralized by a first priority pledge of the Authority’s revenue and substantially all of the existing and future tangible and intangible personal property. Before November 1, 2007, the Authority may redeem the Notes, in whole or in part, at a redemption price equal to 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. On or after November 1, 2007, the Authority may redeem the Notes, in whole or in part, at a redemption price that is at a premium to the principal amount of the Notes (expressed as percentages of principal amount), plus accrued and unpaid interest.

10.                    LEASES

The Authority leases a Sprung structure, which is accounted for as an operating lease. Such lease expense was $108,690 and $115,083 for the three months ended September 30, 2006 and 2005, respectively.   This lease expense was $346,600 and $377,214 for the nine months ended September 30, 2006 and 2005, respectively.  The Authority renewed the lease agreement on August 17, 2005 for $36,230 per month for twenty four months ending August 17, 2007.

On October 1, 2003, the Tribe entered into a five year operating lease agreement for office and warehouse space to replace existing facilities.  Prior to the Tribe taking control over the Purchasing and Warehouse departments, the Authority reimbursed the Tribe for lease fees allocated based on the square footage utilized.  Since May of 2006, when the Tribe assumed responsibility for the Purchasing and Warehouse departments, the Authority no longer reimburses the Tribe lease fees.  The Authority reimbursed the Tribe for such lease fees in the amount of $0 and $115,094 for the three months ended September 30, 2006 and 2005, respectively, and $256,681 and $352,438 for the nine months ended September 30, 2006 and 2005, respectively.

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

Lease expenses were $119,184 and $260,668 for the three months ended September 30, 2006 and 2005, respectively, and $390,526 and $793,481 for the nine months ended September 30, 2006 and 2005, respectively.  Lease expenses are included in general and administrative expenses in the accompanying statement of revenues, expenses and changes in fund deficit.

Expected remaining payments under operating leases are $115,385, $268,290, $7,631, $2,910 and $1,213 for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively. Expected remaining payments under capital leases are $26,665, $111,141, $88,762, $26,246 and $0 for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

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

California Department of Alcoholic Beverage Control

On September 13, 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on the State Fire Marshal’s interpretation of the Uniform Building Code. In May 2005, an Administrative Law Judge (“ALJ”) heard the Tribe’s appeal of the ABC’s denial and recommended that the ABC reverse itself and approve the license. On August 25, 2005, the ABC announced effective October 11, 2005, it would adopt the ALJ decision to approve the license transfer pending a hearing on protests filed by citizens and government officials. The ABC has received over 65 protests against the license from citizens and government officials. The ABC held a hearing on the protests on March 9, 2006. Following the close of the hearing, a new California court decision, Coffin v. Alcoholic Beverage Control Appeals Board, 139 Cal. App. 4th 471, 43 Cal. Rptr. 3d 420 (2006), changed the burden of proof in ABC license protest hearings from the protestors to the applicant.  As a result of that decision, the ALJ suspended post-hearing briefing.  On July 20, 2006, the ALJ wrote the parties indicating his tentative decision to conduct a de novo hearing on the protests to the Tribe’s license application under the new burden of proof allocation.  A preliminary hearing was held on November 2, 2006, to determine which issues need to be reheard in light of the Coffin decision.  The ALJ ordered that a definitive list of issues will be finalized on January 20, 2007, and the final hearing on protests is scheduled for the two weeks beginning April 23, 2007.  The decision to approve or deny the license transfer application may be appealed by any parties to the proceeding so long as the appeal is filed within forty days of the ABC’s decision. The first appeal is to the ABC Appeals Board, and its decision may be appealed to the California State court system.

The Authority is involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. The Authority believes that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on its results of operations, financial condition or cash flows.

12.                    COMPACT REVENUE SHARING TRUST FUND

The Compact requires the Authority to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $333,750 for the three months ended September 30, 2006 and 2005 and $1,001,250 for the nine months ended September 30, 2006 and 2005, respectively.

13.                    COMMITMENTS AND CONTINGENCIES

The Authority is an unincorporated instrumentality of the Tribe formed pursuant to a law of the Tribe. While the Authority is not a separate corporation or other legal entity distinct from the Tribe, this tribal law allows the Authority to own and operate its business. This tribal law also provides that the Authority’s obligations and other liabilities are not those of the Tribe and that the obligations and liabilities of the Tribe are not those of the Authority. This law is untested and generally has no direct counterpart in other areas of the law. If this law should prove to be ineffective at limiting the Authority’s liability, the Authority’s business and assets could become subject to claims asserted against the Tribe or its assets. Similarly, the Authority would be liable for such claims if the Tribe waived its sovereign immunity to an extent that allowed enforcement of such claims against the Authority’s business or assets.

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

The Authority entered into an employment agreement with Mr. Shawn Smyth on April 13, 2006 to serve as the Chief Executive Officer of the Authority. This two year employment agreement commenced as of April 13, 2006, and provides Mr. Smyth an annual salary of $250,000 and a discretionary bonus, as determined by the Tribal Board, of not more than 25% of his annual salary based on various criteria.  If Mr. Smyth’s employment is terminated for other reasons set forth in the employment agreement including death or disability, Mr. Smyth will be entitled to his salary for three months.  Either party may terminate the agreement with a 90 day written notice.

14.                    BENEFIT OBLIGATIONS

On April 1, 2006, the Authority became fully self-insured for its dental benefits plan. The Authority pays 100% of the dental benefits plan coverage cost for employees and 50% of the coverage cost for dependents and domestic partners based on calculated premiums. Maximum coverage under the dental plan is limited to $2,000 per covered person per year. All employees working an average of 60 hours per pay period are eligible for the dental benefits plan. Administration of the plan is provided by a third party under an administrative services agreement.

On April 1, 2006, the Authority became fully self-insured for its medical benefits plan coverage from $250 to

$2,000 of medical benefit cost per covered person per year. Employees are responsible for the first $250 of medical benefit costs and 20% of the medical benefit costs from $250 to $2,000, while the Authority is responsible for 80% of the medical benefit costs. Coverage above $2,000 is provided by a fully insured, high deductible medical benefits plan. The Authority pays 100% of the medical benefits plan coverage cost for employees, and 50% of the coverage cost for dependents and domestic partners based on calculated premiums. Maximum coverage under the fully self-insured medical benefits plan is limited to $1,400 per covered person per year. All employees working an average of 60 hours per pay period are eligible for the dental benefits plan. Administration of the plan is provided by a third party under an administrative services agreement.

The Claims payable, Claims IBNR (incurred but not reported), and Insurance premiums payable for the above self-insured benefits plans are recorded in Accounts payable trade on the financial statements.

15.          RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS:

Subsequent to the filing of the Authority’s quarterly report on Form 10-Q for the quarter ended June 30, 2006, the Authority identified certain classification errors in its recording of promotional allowances and gaming revenues and losses.  As a result, the Authority has restated the accompanying financial statements for the three and nine month periods ended September 30, 2005 from amounts previously reported.  The restatement has no impact on Income from Operations, Net Income Before or After Distributions to the Tribe, the Balance Sheet, or net cash flows.  The impact of the restatement is as follows:

	Three-Month Period Ended September 30, 2005			Nine-Month Period Ended September 30, 2005
	As previously reported	Adj	As Restated	As previously reported	Adj	As Restated
REVENUE
Casino	$34,788,259	$(746,166)	$34,042,093	$101,356,750	$(2,130,006)	$99,226,744
Food, beverage & retail	2,108,605	(162,695)	1,945,910	5,512,966	(416,123)	5,096,843
Other	159,069		159,069	508,201		508,201
Gross Revenues	$37,055,933	$(908,861)	$36,147,072	$107,377,917	$(2,546,129)	$104,831,788

Promotional Allowances	(1,476,730)	(670,182)	(2,146,912)	(3,324,914)	(1,037,095)	(4,362,009)

Net Revenues	$35,579,203	$(1,579,043)	$34,000,160	$104,053,003	$(3,583,224)	$100,469,779

OPERATING EXPENSES
Casino	$5,603,438	$(680,075)	$4,923,363	$16,196,511	$(1,953,020)	$14,243,491
Food, beverage & retail	1,748,287	(180,591)	1,567,696	4,812,267	(376,152)	4,436,115
Selling, general and administrative	13,269,422	(718,377)	12,551,045	36,926,891	(1,254,052)	35,672,839

Total Operating Expenses	$26,238,398	$(1,579,043)	$24,659,355	$74,779,733	$(3,583,224)	$71,196,509

Cash received from gaming winnings and concessions				$104,036,522	$(3,801,256)	$100,235,266

Cash paid to suppliers				$(38,418,879)	$3,801,256	$(34,617,623)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report.

Overview

           General

     We have historically operated as a separate wholly-owned operating property of the Tribe. We were formed as an unincorporated governmental instrumentality of the Tribe to own and operate the River Rock Casino. Upon the issuance of our Notes, the Tribe reorganized so that its gaming business became owned and operated by us. This reorganization was accounted for as a reorganization of entities under common control. In accordance with

Statement of Financial Accounting Standards 141, “Business Combinations,” the assets and liabilities of the Casino are presented by us on a historical cost basis.

     We offer Class III slot and video poker gaming machines, house banked table games (including Blackjack, Three card poker, Mini-baccarat and Pai Gow poker), Poker, featuring Texas Hold’em, comprehensive food and non-alcoholic beverage offerings, and goods for sale in our gift shop.

     Our business has increased since we commenced operations on September 14, 2002, primarily due to increases in the number of gaming positions, as we opened additional portions of our facility. On April 1, 2003, we opened our food and beverage facilities and on June 18, 2003, we reached full operation with 1,600 slot machines and 16 Table Games. The history of our operations is as follows:

•                  In February 2005, we increased the number of our table games from 16 to 24.

•                  On December 2, 2005, we removed 3 table games and added 5 Poker tables featuring Texas Hold’em.

     As of September 30, 2006, we have parking spaces available to accommodate a total of approximately 1,642 (decreasing from 1,735 due to construction of a retention basin in lot B) customer parked vehicles and 2,100 vehicles when operated by a valet service.

Restatement of Financial Statements

     Subsequent to the filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2006, we identified certain classification errors in our recording of promotional allowances and gaming revenues and losses. As a result, we have restated our financial statements for the three and nine month periods ended September 30, 2005 as discussed in Note 15 to the unaudited condensed financial statements. The Management Discussion and Analysis gives effect to the restatement.

     Due to the error, we will also be restating our financial statements for the three fiscal years in the period ended December 31, 2005 and our fiscal quarters ended March 31, 2006 and 2005 and June 30, 2006 and 2005. See Part II, Item 5. Other Information in this Form 10-Q for additional discussion on the impact to prior periods.

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

•                  Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

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

•                  Accrued Progressive Slot Jackpots – Accrued progressive slot jackpots consist of estimates for prizes relating to various games that have accumulated jackpots. We have recorded the cost of these anticipated payouts as a reduction of casino revenues and the cost is included as a component of accrued liabilities.

•                  Contingencies – We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of September 30, 2006, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

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

Results of Operations

Comparison of the three months ended September 30, 2006 and 2005

Net revenues. Our net revenues for the three months ended September 30, 2006 decreased by $0.4 million to $33.6 million from $34.0 million for the three months ended September 30, 2005.  The decrease is attributed to the lack of access to our Casino from the Geyserville Bridge in Geyserville, California which was closed from January 1, 2006 through August 18, 2006.  The Geyserville Bridge approach is one of the primary routes to our Casino.  The new Geyserville Bridge is expected to better withstand significantly more rainfall and flooding than the previous bridge.  Approximately 96.6% of our net revenues were from our gaming activities in the third quarter 2006. We generated $28.8 million, or 86.8% of our net revenues from gaming devices, net of respective promotional allowances of $3.2 million, and $3.6 million, or 10.8% of our net revenues from table games, net of promotional allowance of $0.1 million, for the three months ended September 30, 2006, compared to $29.3 million from gaming devices, or 90.0% of our net revenues, net of respective promotional allowances of $1.1 million, and $3.5 million from table games, net of respective promotional allowances of $0.1 million, or 10.1% of our net revenues, for three months ended September 30, 2005. Our win per slot machine per day was $196 in the third quarter 2006, which decreased by $3 from $199 in the third quarter 2005.  The change in win per slot machine per day is attributed to decreased volume of play due to the lack of access from the Geyserville Bridge.

     We generated $1.7 million and $1.9 million in food, beverage and retail sales for the three months ended September 30, 2006 and 2005, respectively.  The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Such food, beverage and retail allowances were $0.7 million and $1.0 million for the three months ended September 30, 2006 and 2005, respectively.  The decreases are attributable to the lower volume of guests dining in the restaurant, due to the elimination of our mid-week buffet, along with a reduction of menu prices.

     Promotional Allowances. Promotional allowances for the three months ended September 30, 2006 were $4.0 million, or 11.8% of net revenues, compared to $2.1 million, or 6.3% of net revenues, for the third quarter 2005. The increase in promotional allowances is attributable to the expanded use of e-coupons.  E-coupons cannot be cashed out and requires the patron to use their Players Club card.  This technology was not available until late 2005.

     Operating expenses. Operating expenses for the three months ended September 30, 2006 were $22.5 million, or 67.0% of net revenues, compared to $24.6 million, or 72.5% of net revenues, for the third quarter 2005. The decrease in operating expenses is attributable to operational efficiencies, largely due to a hiring freeze, and changing from cash incentives, recorded as operating expense in 2005, to E-coupons in 2006, which are reflected in promotional allowances. The reason for the change from cash incentives to E-coupons in 2006 versus 2005 was because E-coupon technology was not generally available until late 2005.  Operating expenses as a percentage of net revenues decreased due to the reduction in operating expenses during the third quarter 2006.

     Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the cost of complimentary activities. Casino expense for three months ended September 30, 2006 increased to $5.2 million, or 15.8% of Casino revenues, net of promotional allowances, from $4.9 million, or 14.7% of Casino revenues, for the third quarter 2005. The increase in Casino expense is attributable to increased operational and labor costs from the establishment of the Poker room, and increases in participation fees on slot machines from the increased number of machines with participatory fee arrangements.

     Food, beverage and retail expense for three months ended September 30, 2006 was $1.6 million, or 157.2% of food, beverage and retail revenue, net of promotional allowances, from $1.6 million, or 164.3% of food, beverage and retail revenue, net of promotional allowances for the third quarter 2005. We have increased our use of promotional food and beverage as part of our marketing initiatives.  Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

     Selling, general and administrative expense for three months ended September 30, 2006 decreased by $3.0 million to $9.5 million, or 28.4% of net revenues, from $12.5 million, or 36.9% of net revenues, for the third quarter 2005. The decrease in selling, general and administrative expense is attributable to reductions in payroll from a hiring freeze, during an evaluation of vacant positions from attrition, higher legal fees in 2005, due to the continued legal process involved in our liquor licensing hearings, a reduction in advertising costs from restructuring the marketing department’s approach to focus more on direct marketing as well as other operational changes.

   Depreciation expense for three months ended September 30, 2006 was $2.9 million, compared to $2.8 million, for the third quarter 2005. Depreciation expense was computed using the straight-line method over the useful life of property, plant and equipment. The increase in depreciation expense is due to the addition of depreciable assets.

     We have been paying the credit enhancement fee since June 2003. The credit enhancement fee was $2.3 million, or 6.9% of net revenues, for three months ended September 30, 2006, compared to $1.9 million, or 5.5% of net revenues, for the third quarter of 2005.

     Pursuant to the regulation, the Tribal Gaming Authority (“TGA”) charged us a flat monthly fee of $235,000 for the first quarter 2006, and April and May of the second quarter 2006.  In June 2006, our Board approved a fee increase to $344,000 to cover all operating expenses incurred by the TGA and surveillance, which are directly related and necessary to the regulation of the Casino. Following the end of each calendar quarter, the TGA must reconcile the monthly regulatory fee and actual operating expenses and make necessary adjustments.  The reconciliation of the third quarter resulted in the Authority having overpaid the TGA by $0.4 million, which was booked as a receivable and will be repaid during the fourth quarter of 2006. As of July 1, 2005, TGA and surveillance expenses are being recorded in Gaming Commission and surveillance expenses on the

Statement of Revenues, Expenses and Changes in Fund Balance.  Gaming Commission and surveillance expense for three months ended September 30, 2006 increased by $0.1 million to $0.7 million, from $0.6 million, for the third quarter 2005. This is attributable to increases in regulatory staffing.  Gaming Commission and surveillance costs for the three months ended September 30, 2006 and 2005 were $0.7 million and $0.6 million, respectively.

The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $333,750 for the three months ended September 30, 2006 and 2005, respectively.

     Income from operations. Income from operations for three months ended September 30, 2006 was $11.0 million, or 33.0% of net revenues, compared to $9.3 million, or 15.3% of net revenues, for the third quarter of 2005.  The increase in income from operations is attributable to the decline in selling, general and administrative expense and an increase in volume of play due to the re-opening of the Geyserville Bridge on August 18, 2006.

     Other expense, net. Other expense, net for three months ended September 30, 2006 decreased to $5.0 million, or 14.9% of net revenues, from $5.2 million, or 15.3% of net revenues, for third quarter of 2005.  Other expense, net included $0.3 million of interest income for the three months ended September 30, 2006, compared to $0.1 million of interest income for the third quarter of 2005.

     Income before distributions to the Tribe. Income before distributions to the Tribe for three months ended September 30, 2006 increased by $1.9 million to $6.0 million, or 18.1% of net revenues, from $4.1 million, or 12.2% of net revenues, in the third quarter of 2005.

Comparison of the nine months ended September 30, 2006 and 2005

     Net revenues. Our net revenues for the nine months ended September 30, 2006 decreased by $4.2 million to $96.2 million, from $100.4 million, for the nine months ended September 30, 2005.  The decrease is attributed to the lack of access to our Casino from the Geyserville Bridge in Geyserville, California which was closed from January 1, 2006 through August 18, 2006.  The Geyserville Bridge approach is one of the primary routes to our Casino.  The new Geyserville Bridge is expected to better withstand significantly more rainfall and flooding than the previous bridge.  Approximately 96.4% of our net revenues were from our gaming activities in the first nine months of 2006. We generated $82.1 million, or 92.9% of our net revenues from gaming devices, net of respective promotional allowance of $7.6 million, and $10.7 million, net of respective promotional allowances of $0.2 million, or 11.3% of our net revenues from table games, for the nine months ended September 30, 2006, compared to $87.4 million from gaming devices, net of respective promotional allowances of $1.0 million or 87.0% of our net revenues, and $10.8 million from table games, net of respective promotional allowances of $0.1 million or 10.7% of our net revenues, for nine months ended September 30, 2005. Our win per slot machine per day was $187 in the first nine months of 2006, which decreased by $13 from $200, in the first nine months of 2005.  The change in win per slot machine per day is attributed to decreased volume of play due to the lack of access from the Geyserville Bridge.

     We generated $4.6 million and $5.1 million in food, beverage and retail sales for the nine months ended September 30, 2006 and 2005, respectively.  The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. The cost of such allowances were $1.7 million and $2.2 million for the nine months ended September 30, 2006 and 2005, respectively.

Promotional Allowances. Promotional allowances for the nine months ended September 30, 2006 were $9.4 million, or 9.8% of net revenues, compared to $4.4 million, or 4.3% of net revenues, for the nine months ended September 30, 2005. The increase in promotional allowances is attributable to the expanded use of e-coupons.  E-coupons cannot be cashed out and requires the patron to use their Players Club card.  This technology was not available until late 2005.

Operating expenses. Operating expenses for the nine months ended September 30, 2006 were $67.8 million, or 70.4% of net revenues, compared to $71.2 million, or 70.9% of net revenues, for the third quarter 2005. The decrease in operating expenses is attributable to operational efficiencies, largely due to a hiring freeze and changing from cash incentives being recorded as an operating expense in 2005, to E-coupons in 2006, which are reflected in promotional allowances. The reason for the change from cash incentives to E-coupons in 2006 versus 2005 was because E-coupon technology was not generally available until late 2005.  Operating expenses as a percentage of net revenues decreased due to the reduction in operating expenses during the third quarter 2006.

     Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the costs of complimentary activities. Casino expense for nine months ended September 30, 2006 increased to $15.2 million, net of promotional allowance, or 16.2% of Casino revenues, from $14.2 million, or 13.7% of Casino revenues, net of promotional allowances, for the first nine months of 2005.  The increase in Casino expense is attributable to increased operational costs from the establishment of the Poker room, increase in labor costs in gaming operations and an increase in participation fees on slot machines.

     Food, beverage and retail expense for nine months ended September 30, 2006 was $4.6 million, or 152.8% of food, beverage and retail revenue, net of promotional allowances, increasing from $4.4 million, or 154.3% of food, beverage and retail revenue, net of promotional allowances, for the first nine months of 2005.  We have increased our use of promotional food and beverage as part of our marketing initiatives.  Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

     Selling, general and administrative expense for nine months ended September 30, 2006 decreased by $5.1 million to $30.5 million, or 31.7% of net revenues, from $35.7 million, or 35.5% of net revenues, for the first nine months of 2005. The decrease in selling, general and administrative expense is attributable to reductions in payroll from a hiring freeze, during an evaluation of vacant positions from attrition, higher legal fees in 2005 due to the liquor licensing hearings, reduction in advertising costs from restructuring the marketing department’s approach to focus more on direct marketing, as well as other operational changes.

     Depreciation expense for nine months ended September 30, 2006 was $8.6 million, compared to $8.2 million, for the first nine months of 2005. Depreciation expense was computed using the straight-line method over the useful life of property, plant and equipment. The increase in depreciation expense is due to the addition of depreciable assets.

     The credit enhancement fee was $5.8 million, or 6.0% of net revenues, for nine months ended September 30, 2006, compared to $5.7 million, or 5.6% of net revenues, for the first nine months of 2005. The increase in credit enhancement fee is directly attributable to the increase in net income.

     Pursuant to the regulation, the Tribal Gaming Authority (“TGA”) charged us a flat monthly fee of $235,000 for the first quarter 2006, and April and May of the second quarter 2006.  In June 2006, our Board approved a fee increase to $344,000 to cover all operating expenses incurred by the TGA and surveillance, which are directly related and necessary to the regulation of the Casino. Following the end of each calendar quarter, the TGA must reconcile the monthly regulatory fee and actual operating expenses and make necessary adjustments.  The reconciliation of the third quarter resulted in the Authority having overpaid the TGA by $0.4 million, which was booked as a receivable and will be repaid during the fourth quarter of 2006. As of July 1, 2005, TGA and surveillance expenses are being recorded in Gaming Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Fund Balance.  Gaming Commission and surveillance expense for nine months ended September 30, 2006 increased by $0.1 million to $2.1 million, from $2.0 million, for the nine months ended September 30, 2005. This is attributable to increases in regulatory staffing.  Gaming Commission and surveillance costs for the nine months ended September 30, 2006 and 2005 were $2,121,531 and $1,991,475, respectively.

     Compact revenue sharing trust fund expense remained the same at $1.0 million for nine months ended September 30, 2006 and 2005.

     Income from operations. Income from operations for nine months ended September 30, 2006 was $28.4 million, or 29.6% of net revenues, compared to $29.3 million, or 29.1% of net revenues, for the first nine months of 2005.  The decrease in income from operations is attributable to the decrease in volume of play due to the Geyserville Bridge closure from January 1, 2006 to August 18, 2006, and the increase in Casino, Gaming Commission and Surveillance operating expenses.

     Other expense, net. Other expense, net for nine months ended September 30, 2006 decreased to $15.1 million, or 15.7% of net revenues, from $15.7 million, or 15.7% of net revenues, for the first nine months of 2005.  Other expense, net included $0.7 million of interest income for the nine months ended September 30, 2006, compared to $0.2 million of interest income, for the nine months ended September 30, 2005.

     Income before distributions to the Tribe. Income before distributions to the Tribe for nine months ended September 30, 2006 decreased by $0.2 million to $13.3 million, or 13.9% of net revenues, from $13.5 million, or 13.5% of net revenues, in the first nine months of 2005.

Liquidity and Capital Resources

     Since our inception, we have funded our capital expenditures and working capital requirements primarily through debt financing, gaming equipment supplier financing, and other financing and operating cash flow.

     Through September 30, 2006, we spent $0.8 million on the development of an approximately 18-acre parcel of land adjacent to the Tribe’s reservation (referred to as the “Dugan Property”) which is expected to include an additional access road to our Casino. We have $4.5 million remaining in a restricted account funded from the proceeds of our Notes Offering for the development of the Dugan Property.

     Our capital expenditures for the nine months ended September 30, 2006 and 2005 were $3.8 million and $16.7 million, respectively. The decrease in 2006 is attributable to the completion of our expansion project in 2005.  Our capital expenditures for 2006 consisted primarily of a series of minor infrastructure improvements.

     Through September 30, 2006, we had cash and cash equivalents net of restricted cash of $30.7 million, as compared to $17.6 million, as of December 31, 2005. As of September 30, 2006, we had restricted cash of $7.2 million, as compared to $7.4 million, as of December 31, 2005. Our principal source of liquidity during the nine months ended September 30, 2006 consisted of cash flow from operating activities. Net cash provided by operating activities for the nine months ended September 30, 2006 was $43.3 million, an increase of $1.6 million from $41.7 million in 2005. The increase in our net cash provided by operations is a result of decreased amounts paid to suppliers and decreased labor costs in 2006.

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

     Net cash used for capital and related financing activities for the nine months ended September 30, 2006 was $19.2 million, compared to $33.8 million, for the nine months ended September 30, 2005.  Cash flow used in capital and related financing activities was primarily for payment of the credit enhancement fee and interest payments.  Cash flow used in non-capital financing activities for the nine months ended September 30, 2006 was $11.1 million, an increase of $2.9 million from $8.2 million, for the nine months ended September 30, 2005.  Cash flow used in non-capital financing activities consisted of distributions to the Tribe.  The increase is due to permitted increase in distributions pursuant to the terms of our Indenture for the Notes.  On April 1, 2006, our monthly payments to the Tribe increased from $1.0 million to $1.02 million under the Indenture. Tribal distributions in the third quarter also included the final reimbursement to the Tribe for the construction costs previously paid for by the Tribe before the formation of the Authority.  The final one-time payment of $2.0 million of the original $3.2 million, contributed by the Tribe for these construction costs, was repaid in the third quarter of 2006.  Through September 30, 2006 and 2005 we had total distributions to the Tribe of $11.1 million and $8.2 million, respectively.

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

Contractual Obligations as of September 30, 2006

     The following table summarizes our contractual obligations and commitments as of September 30, 2006:

	Total	1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations (a)	$200,184,436	$166,597	$14,913	$2,926	$200,000,000
Operating lease obligations	430,778	394,770	23,991	12,017	—
Capital lease obligations	252,781	109,294	143,487	—	—

Total obligations (b)	$200,867,995	$670,661	$182,391	$14,943	$200,000,000

(a)      Excluded from long-term debt obligations above are interest payments of $19.5 million in 1 year; $39.0 million in 2-3 years; $39.0 million in 4-5 years and $16.4 million in more than 5 years.

(b)      The Compact requires us to pay a quarterly fee of $0.3 million to the RSTF based on the number of our licensed gaming devices. Total obligations do not include the RSTF  payments.

Regulation and Taxes

     We are subject to extensive regulation by the TGA, the CGCC and the National Indian Gaming Commission. Changes in applicable laws or regulations could have a significant impact on our operations.

We had initially applied for a liquor license for our Casino in 2002. On September 13, 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on the State Fire Marshal’s interpretation of the Uniform Building Code. In May 2005, an Administrative Law Judge (“ALJ”) heard the Tribe’s appeal of the ABC’s denial and recommended that the ABC reverse itself and approve the license. On August 25, 2005, the ABC announced effective October 11, 2005, it would adopt the ALJ’s decision to approve the license transfer pending a hearing on protests filed by citizens and government officials. The ABC has received over 65 protests against the license from citizens and government officials. The ABC held a hearing on the protests on March 9, 2006. Following the close of the hearing, a new California court decision, Coffin v. Alcoholic Beverage Control Appeals Board, 139 Cal. App. 4th 471, 43 Cal. Rptr. 3d 420 (2006), changed the burden of proof in ABC license protest hearings from the protestors to the applicant.  As a result of that decision, the ALJ suspended post-hearing briefing.  On July 20, 2006, the ALJ wrote the parties indicating his tentative decision to conduct a de novo hearing on the protests to the Tribe’s license application under the new burden of proof allocation.  A preliminary hearing was held on November 2, 2006, to determine which issues need to be reheard in light of the Coffin decision.  The ALJ ordered that a definitive list of issues will be finalized on January 20, 2007, and the final hearing on protests is scheduled for the two weeks beginning April 23, 2007.  The decision to approve or deny the license transfer application may be appealed by any parties to the proceeding so long as the appeal is filed within forty days of the ABC’s decision. The first appeal is to the ABC Appeals Board, and its decision may be appealed to the California State court system.

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

Through September 30, 2006, we had not invested in derivative or foreign currency-based financial instruments.  Additionally, we primarily have invested in short-term, fixed rate debt.  As such, we do not believe we have material exposure to market risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed with, or furnished to, the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Operations Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving its objectives.

Our Chief Executive Officer and Chief Financial Officer for the period covered by the report, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a – 15(e) and 15d – 15(e)) as of the end of the quarterly period ended September 30, 2006.  Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in reaching that level of reasonable assurance.

Changes to Internal Controls Over Financial Reporting

A change in finance personnel (the CFO position) during the quarter ended September 30, 2006 led to the discovery of errors in the application of GAAP in prior periods. Those errors related to the previous improper classification of complimentary services and non-cash revenues sources as both revenues and offsetting operational expenses which did not follow GAAP, the Industry Audit Guide for Casinos, or casino industry practices. The classification errors resulted in overstated revenues and overstated expenses, as previously reported, and require restatement of prior quarter and annual financial statements as discussed in Note 15 to the unaudited condensed financial statements and in Item 5, Other Information.

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

California Department of Alcoholic Beverage Control

On September 13, 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on the State Fire Marshal’s interpretation of the Uniform Building Code. In May 2005, an Administrative Law Judge (“ALJ”) heard the Tribe’s appeal of the ABC’s denial and recommended that the ABC reverse itself and approve the license. On August 25, 2005, the ABC announced effective October 11, 2005, it would adopt the ALJ decision to approve the license transfer pending a hearing on protests filed by citizens and government officials. The ABC has received over 65 protests against the license from citizens and government officials. The ABC held a hearing on the protests on March 9, 2006. Following the close of the hearing, a new California court decision, Coffin v. Alcoholic Beverage Control Appeals Board, 139 Cal. App. 4th 471, 43 Cal. Rptr. 3d 420 (2006), changed the burden of proof in ABC license protest hearings from the protestors to the applicant.  As a result of that decision, the ALJ suspended post-hearing briefing.  On July 20, 2006, the ALJ wrote the parties indicating his tentative decision to conduct a de novo hearing on the protests to the Tribe’s license application under the new burden of proof allocation.  A preliminary hearing was held on November 2, 2006, to determine which issues need to be reheard in light of the Coffin decision.  The ALJ ordered that a definitive list of issues will be finalized on January 20, 2007, and the final hearing on protests is scheduled for the two weeks beginning April 23, 2007.  The decision to approve or deny the license transfer application may be appealed by any parties to the proceeding so long as the appeal is filed within forty days of the ABC’s decision. The first appeal is to the ABC Appeals Board, and its decision may be appealed to the California State court system.

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

ITEM 5.                   OTHER INFORMATION

Financial Impact from Restatement of Annual and Quarterly reports in the Statement of Revenues, Expenses, and Changes in Fund Deficit

Subsequent to the filing of the Authority’s quarterly report on Form 10-Q for the period ended June 30, 2006, the Authority identified certain classification errors in the recording of promotional allowances and gaming revenues and losses. The Authority intends to amend its filing on Form 10-K for the year ended December 31, 2005 and its filings on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the financial statements for the impact of the error as described below:

Financial impact of restated annual financial statements for the years ended December 31, 2005, 2004 and 2003

Casino revenues will be reduced by $2.8 million, $2.4 million and $1.7 million, and Food, beverage and retail revenues will be reduced by $0.6 million and $0.4 million and $0.1 million for the three years ended December 31, 2005, 2004, and 2003, respectively.  Promotional allowances will be increased by $2.5 million, $0.4 million and $0.3 million for the three years ended December 31, 2005, 2004 and 2003, respectively.  Net revenues will be reduced by $6.0 million, $3.2 million and $2.0 million for the three years ended December 31, 2005, 2004 and 2003, respectively.

Operating expenses will be reduced by $6.0 million, $3.2 million and $2.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.  Casino operational expenses will be reduced by $2.6 million, $2.6 million and $1.8 million, respectively.  Food, beverage and retail operating expenses will be reduced by $0.5 million, $0.4 million and $0.3 million, respectively.  Selling, general and administrative expenses will be reduced by $2.9 million, $0.3 million and $0.0 million, respectively.

Financial impact of restated financial statements for the Quarters ended March 31, 2006 and 2005 and June 30, 2006 and 2005 are as follows:

For the Quarters ended March 31, 2006 and 2005. Casino revenues will be reduced by $0.6 million and $0.6 million, respectively.  Food, beverage and retail revenues will be reduced by $0.1 million and $0.1 million, respectively.  Promotional allowances will be increased by $1.6 million and $0.0 million, respectively.  Net revenues will be reduced by $2.4 million and $0.8 million. Operating expenses will be reduced by $2.4 million and $0.8 million. Casino operational expenses will be reduced by $0.5 million and $0.6 million, respectively.  Food, beverage and retail operating expenses will be reduced by $0.1 million and $0.1 million, respectively.  Selling, general and administrative expenses will be reduced by $1.7 million and $0.1 million, respectively.

For the Quarters ended June 30, 2006 and 2005. Casino revenues will be reduced by $0.7 million and $0.7 million, respectively.  Food, beverage and retail revenues will be reduced by $0.1 million and $0.1 million, respectively.  Promotional allowances will be increased by $2.0 million and $0.4 million, respectively. Net revenues will be reduced by $2.8 million and $1.2 million, respectively. Operating expenses will be reduced by $2.8 million and $1.2 million, respectively. Casino operational expenses will be reduced by $0.5 million and $0.6 million, respectively. Food, beverage and retail operating expenses will be reduced by $0.1 million and $0.1 million, respectively.  Selling, general and administrative expenses will be reduced by $2.2 million and $0.5 million, respectively.

ITEM 6.                   EXHIBITS

(a)                       Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

(b)                     Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 20, 2006	RIVER ROCK ENTERTAINMENT AUTHORITY
(Registrant)

	By:	/s/ Shawn S. Smyth
Shawn S. Smyth,
Chief Executive Officer

	By:	/s/ David B. Wolfe
David B. Wolfe,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by Shawn S. Smyth, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by David B. Wolfe, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

32*

Certification by Shawn S. Smyth, Chief Executive Officer and by David B. Wolfe, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*

This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of River Rock Entertainment Authority whether made before or after the date hereof, regardless of any general incorporation language in such filing.