Form 10-K/A
period 2005-12-31
River Rock Entertainment Authority
filed 2007-04-17
CIK 1288924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A
Amendment No 1.

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-115186

RIVER ROCK ENTERTAINMENT AUTHORITY

(Exact name of registrant as specified in its charter)

Not Applicable	3250 Highway 128 East Geyserville, California 95441 (707) 857-2777	68-0490898
(State or other jurisdiction of incorporation or organization)	(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)	(I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
NONE	NONE

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

Documents Incorporated By Reference

None.

RIVER ROCK ENTERTAINMENT AUTHORITY

INDEX TO FORM 10-K/A

Amendment No. 1

EXPLANATORY NOTE

River Rock Entertainment Authority (the “Authority”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Form 10-K/A”) to restate its previously issued financial statements for the years ended December 31, 2005, 2004 and 2003, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 initially filed with the Securities and Exchange Commission (“SEC”) on March 30, 2006.  See Note 14 to the financial statements for further information.

This Form 10-K/A amends and restates only Items 6, 7, 8 and 9A of Part II and Item 15 of Part III of the original filing solely to reflect the effects of the restatement of the Authority’s financial statements for the periods presented.  The remaining Items of the original filing are not amended hereby and are therefore not included herein. Except for the forgoing amended information, this Form 10-K/A continues to describe conditions as of the date of the original filing, and the Authority has not updated the disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Form 10-K/A should be read in conjunction with Authority filings made with the SEC subsequent to the filing of the original Form 10-K, including any amendments of those filings. In addition, pursuant to the rules of the SEC, exhibits 31.1 and 31.2 of the original filing have been amended to contain currently dated certifications from our Chief Executive Officer and Principal Financial Officer, as required by Sections 302 of the Sarbanes-Oxley Act of 2002. The updated certifications are attached to this Form 10-K/A as exhibits 31.1 and 31.2.

CAUTIONARY STATEMENT

Except for the historical financial information contained herein, the matters discussed in this report on Form 10-K/A Amendment No. 1 (as well as documents incorporated herein by reference) may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based upon current expectations that involve risks and uncertainties and include declarations regarding the intent, belief or current expectations of us and our management and may be signified by the words “believes”, “anticipates”, “plan”, “expects”, “intends” and similar expressions. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this report. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements, whether as a result of new information, future events, or otherwise. All discussion in this report should be read in conjunction with our financial statements and the accompanying notes contained in this report.

References in this Form 10-K/A to the “Authority” and the “Tribe” are to the River Rock Entertainment Authority and the Dry Creek Rancheria Band of Pomo Indians, respectively. The terms “we”, “us” and “our” refer to the Authority.

PART II

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

The following table, which gives effect to the restatement discussed in Note 14 to the financial statements,  presents summary historical statements of revenues and expenses, balance sheet and other data for the periods presented and should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our restated  financial statements and the related notes thereto, all included elsewhere in this Form 10-K/A. The following table sets forth our statement of operations for the years ended December 31, 2005, 2004, 2003, and 2002.

	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003 (a)	2002 (b)
	(As restated)	(As restated)	(As restated)
	(Dollars in Thousands)
Statement of Revenue and Expenses:

Revenues

Casino	$132,831	$101,605	$65,446	$4,615
Food, beverage & retail	6,920	4,959	2,848	—
Other	663	575	380	21
Gross revenues	140,414	107,139	68,674	4,636
Promotional allowance	(6,856)	(2,632)	(1,348)	—
Net revenues	133,559	104,508	67,325	4,636
Operating Expenses
Casino	19,187	16,909	10,961	657
Food, beverage & retail	6,311	4,516	3,089	63
Selling, general and administrative	46,174	39,009	28,044	3,147
Depreciation	11,012	6,390	4,391	219
Preopening costs	—	—	—	1,899
Credit enhancement fee	7,669	5,112	2,249	—
Gaming commission and surveillance expense (c)	2,773	1,780	1,435	422
Compact revenue sharing trust fund	1,335	1,335	1,335	1,335
Total Operating expenses	94,462	75,050	51,504	7,742
Income (loss) from operations	39,097	29,458	15,821	(3,106)
Interest expense, net	(21,047)	(17,446)	(7,064)	(69)
Interest income	332	499	108	—
Loss on sale of assets	(104)	(63)	—	—
Other expense	(2)	(1)	(1)	—
Other expense-net	(20,821)	(17,011)	(6,956)	(69)
Income (loss) before distribution to the Tribe (d)	$18,276	$12,447	$8,865	$(3,175)

	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003 (a)	2002 (b)
	(Dollars in Thousands)
Other Financial Data:
Net cash provided by (used in) operating activities	$55,749	$38,128	$26,545	$190
Net cash provided by (used in) capital and related financing activities	$(45,870)	$(29,292)	$44,256	$1,643
Net cash provided by (used in) investing activities	$332	$499	$108	$—
Net cash provided by (used in) non-capital financing activities	$(11,180)	$(7,613)	$(54,883)	$(960)
EBITDA (e)	$50,335	$36,283	$20,321	$(2,887)
Capital expenditures	$17,456	$57,741	$35,511	$24,350
Ratio of earnings to fixed charges	1.83X	1.37X	1.87X	$—
Total Assets	$167,678	$174,813	$170,180	$39,946
Long term liabilities	$198,243	$197,823	$197,410	$31,919
Distributions to Tribe	$11,180	$7,613	$54,883	$960

The following table reconciles EBITDA and net cash provided by operating activities for the periods indicated:

	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003 (a)	2002 (b)
	(Dollars in Thousands)

Net cash provided by operating activities	$55,749	$38,128	$26,545	$190
Increase (decrease) in accounts receivable	39	(53)	96	10
Increase (decrease) in inventories	(224)	233	145	5
Increase (decrease) in prepaid and other current assets	654	(109)	853	29
(Increase) decrease in accounts payable trade credit	1,220	2,787	(4,378)	(1,807)
(Increase) decrease in accrued liabilities	338	(27)	(800)	(1,314)
Loss on sale of fixed assets	(104)	(63)	—	—
Interest income received	332	499	109	—
Credit enhancement fee	(7,669)	(5,112)	(2,249)	—
EBITDA	$50,335	$36,283	$20,321	$(2,887)

(a) River Rock Casino commenced full-scale operations on April 1, 2003 and increased its number of gaming devices to reach 1,600 on June 18, 2003.

(b) River Rock Casino commenced partial operations on September 14, 2002.

(c) The Authority paid for various expenses for the Tribal Gaming Commission and surveillance in 2005, 2004 and 2003. Prior to July 1, 2005, Tribal Gaming Commission and surveillance costs were billed and reimbursed as incurred. Tribal Gaming Commission expenses were reported as Gaming Commission expenses and surveillance costs were reported in Selling, General and Administrative Expenses on the Statement of Revenues, Expenses and Change in Fund Balance. Surveillance costs for the six months ended June 30, 2005 and the years ended December 31, 2004 and 2003 of $475,694, $828,625 and $781,166 respectively, are included in Selling, General and Administrative. Effective July 1, 2005, the Tribal Gaming Commission adopted a regulation on payments of regulatory fees from us. For fiscal year 2005, Tribal Gaming Commission and surveillance expenses are being recorded in Gaming Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Fund Balance. Gaming Commission and surveillance expenses for the twelve months ended December 31, 2005, 2004 and 2003 were $2,773,369, $1,780,194 and $1,434,835, respectively.

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

(e) “EBITDA” is income (loss) before distributions to Tribe plus interest, taxes, depreciation and amortization. EBITDA does not represent and should not be considered an alternative to net income or cash flow from operations, as determined by Generally Accepted Accounting Principals. Moreover, our methodologies and practices in determining EBITDA may not be comparable to those used by other companies. EBITDA is included in this Form 10-K because it is a basis upon which we assess our liquidity and because certain covenants in the Indenture are tied to similar measures. EBITDA is also included in this Form 10-K/A Amendment No. 1 because we believe that it presents useful information regarding our ability to service and incur indebtedness. EBITDA does not take into account our debt service requirements and, accordingly, is not necessarily indicative of amounts that may be available for debt service.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes, “Item 6.”Selected Financial Data” and “Part I. Item 1. “Business.”  The following discussion and analysis should be read together with our financial statements and related notes thereto included in Item 8 in this Form 10-K/A Amendment No. 1 and gives effect to the restatement discussed in Note 14 of the Notes to Financial Statements.

Restatement of Financial Statements

Subsequent to the original filing of our annual report on Form 10-K for the year ended December 31, 2005, we identified certain classification errors in our recording of promotional allowances and gaming revenues and losses.  As a result, we have restated the accompanying financial statements for the three fiscal years in the period ended December 31, 2005 from amounts previously reported.  The restatement has no impact on Income from Operations, Net Income Before or After Distributions to the Tribe, the Balance Sheet, or net cash flows.  The impact of the restatement is disclosed in Note 14 to the financial statements included in Part II, Item 8 of this Form 10-K/A.

Overview

General

We have historically operated as a separate wholly-owned operating property of the Tribe. We were formed as an unincorporated governmental instrumentality of the Tribe to own and operate the River Rock Casino. Upon the issuance of our Notes, the Tribe reorganized so that its gaming business became owned and operated by us. This reorganization was accounted for as a reorganization of entities under common control. In accordance with Statement of Financial Accounting Standards 141, “Business Combinations”, the assets and liabilities of the Casino are presented by us on a historical cost basis.

We offer Class III slot and video poker gaming machines, house banked table games (including blackjack, three card poker, mini-baccarat and Pai Gow poker), Poker, featuring Texas Hold ‘em, comprehensive food and non-alcoholic beverage offerings, and goods for sale in our gift shop.

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

On November 7, 2003, we issued the Notes. A portion of the net proceeds from the sale of the Notes was used to fund our three new parking structures and related infrastructure improvements, to repay various debts and accrued expenses of the Tribe, as well as to increase our cash on hand. The balance of the net proceeds was used to fund a land purchase by the Tribe and settle litigation of the Tribe. The Notes are secured by a first priority pledge of our revenues and substantially all of our existing and future tangible and intangible personal property.

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

•                    Contingencies —We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of December 31, 2005, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

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

Results of Operations

Quarterly Results of Operations

The following table sets forth unaudited quarterly operations data for each full quarter since we commenced full-scale operations with 1,600 gaming devices on June 12, 2003. Such data gives effect to the restatement discussed in Note 14 to the financial statements. In our opinion, this data reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the data. The results of operations for any quarter are not necessarily indicative of the results of operations for a full year or any future period. We expect our quarterly operating results to vary significantly in future periods.

RIVER ROCK CASINO
STATEMENT OF REVENUES AND EXPENSES
2004 and 2005 BY QUARTERS

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005	2004	2004	2004	2004
	As Restated	As Restated	As Restated	As Restated	As Restated	As Restated	As Restated	As Restated
						(dollars in thousands)

Statement of Revenues and Expenses:
Revenues
Casino	$33,604	$34,042	$34,158	$31,027	$25,143	$27,177	$24,549	$24,736
Food, beverage and retail	1,823	1,946	1,697	1,454	1,047	1,514	1,177	1,221
Other	155	159	168	181	153	152	148	122

Gross revenues	35,582	36,147	36,023	32,662	26,343	28,843	25,874	26,079
Promotional allowances	(2,495)	(2,147)	(1,438)	(777)	(891)	(710)	(507)	(524)

Net revenues	33,087	34,000	34,585	31,885	25,452	28,133	25,367	25,555

Operating Expenses
Casino	4,943	4,923	4,587	4,734	2,584	5,180	4,719	4,425
Food, beverage and retail	1,873	1,568	1,505	1,364	809	1,245	1,106	1,355
Selling, general and administrative	10,026	12,551	13,163	10,434	11,410	10,384	8,680	8,535
Depreciation	2,822	2,798	2,757	2,634	1,731	1,589	1,546	1,524
Credit enhancement fee	2,007	1,862	1,857	1,943	1,305	1,062	1,355	1,390
Gaming commission expense	1,258	623	356	537	465	418	460	437
Compact revenue sharing trust fund	334	334	334	333	333	334	334	334

Total operating expenses	23,263	24,659	24,559	21,979	18,637	20,212	18,200	18,000

Income (loss) from operations	9,824	9,341	10,026	9,906	6,815	7,921	7,167	7,555

Other expense — Net
Interest expense	(5,225)	(5,230)	(5,245)	(5,347)	(3,598)	(4,267)	(5,466)	(4,115)
Interest income	132	108	51	40	101	114	126	158
Loss on sale of assets	—	(70)	—	(34)	(3)	(5)	(55)	—
Other expense	—	(1)	—	—	(1)	—	—	—

Other Expense, Net	(5,093)	(5,193)	(5,194)	(5,341)	(3,501)	(4,158)	(5,395)	(3.957)

Income before distribution to the Tribe	$4,731	$4,148	$4,832	$4,565	$3,314	$3,763	$1,772	$3,598

Results of Operations — Fiscal Years ended December 31, 2005 and 2004

Net Revenues. Net revenues for the fiscal year ended December 31, 2005 (“FY 2005”) increased by $29.1 million to $133.6 million from $104.5 million for the fiscal year ended December 31, 2004 (“FY2004”). The increase is attributed to our increased parking capacity which generated more frequent and longer visits from guests and our expanded bus program. Approximately 96.5% of our net revenues, net of respective promotional allowances, were from gaming activities for FY 2005. We generated $114.3 million, or 85.6% of our net revenues from gaming devices, net of respective promotional allowances of $4.0 million, and $14.4 million or 10.8% of our net revenues, net of respective promotional allowances of $0.1 million, from table games for FY 2005 compared to $91.3 million from gaming devices, or 87.5% of our net revenues, net of respective promotional allowances of $0 and $10.3 million, or 9.8% of our net revenues, net of respective promotional allowances of $0 from table games for FY 2004. Our win per slot machine per day increased to $196 in FY 2005 from $156 in FY 2004, due primarily to the increase in number of guests from drive-ups, expansion of our bus program and increased promotional activities.

For FY 2005, we generated $4.1 million in food, beverage and retail revenues, net of promotional allowances of $2.8 million, as compared to $2.4 million in food, beverage and retail revenues, net of promotional allowances of $2.6 million, for FY 2004. This increase is due to our increased restaurant promotions. The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances.

Promotional Allowances. Promotional allowances for the FY 2005 were $6.9 million, or 5.2% of net revenues, compared to $2.6 million, or 2.5% of net revenues, for FY 2004. The increase in promotional allowances is attributable to the expanded use of e-coupons.  E-coupons cannot be cashed out and requires the patron to use their Players Club card.  We implemented E-coupon technology when it became available in late 2005.

Operating expenses. Operating expenses for FY 2005 were $94.5 million, or 70.7% of net revenues, compared to $75.1 million, or 71.9% of net revenues, for FY 2004. The increase in operating expenses is attributable to the Casino’s increased operational activities for the entire year of 2005. Operating expense as a percentage of net revenues decreased due to economies of scale relating to our Casino operations and the increase in our gaming revenues.

Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the costs of complimentary activities.  Casino expense for FY 2005 increased to $19.2 million or 14.5% of Casino revenues, from $16.9 million or 16.6% of Casino revenues for FY 2004. The increase in Casino expense is attributable to increased operational activities as we increased the parking spaces and expanded our bus program.

Food, beverage and retail expense for FY 2005 was $6.3 million, or 153.7% of food, beverage and retail revenue, net of promotional allowances, increasing from $4.5 million, or 187.5% of food, beverage and retail revenue, net of promotional allowances for FY 2004. Our food and beverage expense ratio is still significantly higher than what we expect it to be in the future as we have used our food and beverage services as a promotional opportunity to draw customers to our gaming facility and build customer loyalty rather than as a source of income.

Selling, general and administrative expense for FY 2005 increased by $7.2 million to $46.2 million, or 34.6% of net revenues, from $39.0 million, or 37.3% of net revenues, for FY 2004. The increase in selling, general and administrative expense from 2004 to 2005 is attributable to increased marketing efforts and facility costs related to attaining increased parking capacity in 2005. Selling, general and administrative expense as a percentage of net revenues decreased in 2005 compared to 2004 as a result of increased labor efficiencies, leveraging certain fixed costs over increased revenues and due to the substantial increase in our revenues driven by new customers able to utilize our expanded parking capacity in 2005.

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

We began paying the credit enhancement fee to DCC in June 2003. The credit enhancement fee was $7.7 million, or 5.8% of net revenues for FY 2005 compared to $5.1 million or 4.9% of net revenues for FY 2004. The increase is attributable to our greater net income.

Gaming Commission and surveillance expense for FY 2005 increased by $1.0 million to $2.8 million from $1.8 million for FY 2004. This is attributable to adding surveillance costs to Gaming Commission expenses in 2005 and an increase in regulatory staffing. Surveillance costs for the FY 2004 and 2003 were $0.9 million and $0.8 million, respectively, and are included in selling, general and administrative expense. The gaming commission and surveillance expense consists of our reimbursement of the tribal gaming agency, known as the Dry Creek Gaming Commission’s (“TGA”), costs in connection with the inspection of all gaming operations within the Tribe’s reservation boundaries, enforcement of all provisions of the tribal gaming ordinance, investigation of all allegations of violations of the tribal gaming ordinance, conducting or arranging for background investigations of all applicants for tribal gaming licenses, issuing gaming licenses in accordance with the tribal gaming ordinance and the compact, the payment of the salaries of the gaming commissioners and other employees of the TGA, surveillance costs and the payment of auditors fees.

We paid for various expenses for the TGA and surveillance in 2005 and 2004. Tribal Gaming Commission expenses were reported as Gaming Commission expenses and surveillance costs were reported in Selling General and Administrative Expenses on the Statement of Revenues, Expenses and Change in Fund Balance prior to July 1, 2005. Effective July 1, 2005, the TGA adopted a regulation on payments of regulatory fees from the Authority. For fiscal year 2005, TGA and surveillance expenses are being recorded in Gaming Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Fund Balance. TGA and surveillance expenses for the twelve months ended December 31, 2005, 2004 and 2003 are $2.8 million $1.8 million and $1.4 million, respectively. Surveillance costs not included in the above amounts for the six months ended June 30, 2005 and the years ended December 31, 2004 and 2003 were $0.5 million, $0.9 million and $0.8 million, respectively.

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

Income from operations. Income from operations for FY 2005 was $39.1 million, or 29.3% of net revenues, compared to $29.5 million, or 28.2% of net revenues for FY 2004. Our increased income from operations is attributable to the Casino attaining increased operational activities from our expanded parking capacity in 2005.

Other expense, net. Other expense, net for FY 2005 increased to $20.8 million, or 15.6% of net revenues, from $17.0 million, or 16.3% of net revenues, for FY 2004. Other expense, net included $21.0 million of interest expense for FY 2005, compared to $17.4 million of interest expense for FY 2004 (net of capitalized interest of $4.4 million). No interest costs were capitalized in 2005.

Income before distributions to the Tribe. Income before distributions to the Tribe for FY 2005 increased by $5.8 million to $18.3 million, or 13.7% of net revenues, from $12.4 million, or 11.9% of net revenues, for FY 2004.

Results of Operations — Fiscal Years ended December 31, 2004 and 2003

Net Revenues. Net revenues for (FY 2004) increased by $37.2 million to $104.5 million from $67.3 million for the fiscal year ended December 31, 2003 (“FY2003”). The increase is attributed to the Casino’s full-scale operation during all twelve months of the year ended December 31, 2004, compared to full-scale Casino operation for only nine months of 2003, and from more frequent and longer guest visits due to our increased parking capacity and our expanded bus program. Approximately 97.2% of our net revenues were from our gaming activities in the year ended December 31, 2004. We generated $91.4 million, or 87.5% of our net revenues, from gaming devices and $10.2 million, or 9.8% of our net revenues, from table games for FY 2004 compared to $58.4 million from gaming devices, or 86.8% of our net revenues, and $7.0 million, or 10.4% of our net revenues, from table games for FY 2003. Our win per slot machine per day increased to $156 in FY 2004 from $136 in FY 2003, primarily due to the increased number of guests from drive-ups, expansion of our bus program and increased promotional activities.

We started our food, beverage and retail operations FY 2003. For FY 2004, we generated $2.4 million in net revenues of promotional allowances of $2.6 million in food, beverage and retail sales compared to $1.5 million in net revenues of promotional allowances of $1.3 million in food, beverage and retail sales. This increase is due to our increased restaurant promotions and is attributable to the Casino attaining full-scale operations for the entire year of 2004. The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances.

Operating expenses. Operating expenses for FY 2004 were $75.0 million, or 71.8% of net revenues, compared to $51.5 million, or 76.5% of net revenues, for FY 2003. The increase in operating expenses is attributable to the Casino’s full-scale operation for the entire year of 2004. The operating expense as a percentage of net revenues decreased due to economies of scale relating to our Casino operations and the increase in our gaming revenues.

Casino expense includes costs associated with our gaming operations and the allocation of food, beverage and retail expense related to the costs of complimentary activities.  Casino expense for FY 2004 increased to $16.9 million, or 16.6% of Casino revenues, from $11.0 million, or 16.9% of casino revenues, for FY 2003. The increase in Casino expense is attributable to attaining full-scale operation in 2004 and increased operational activities as we increased the parking spaces and expanded our bus programs.

Food, beverage and retail expense for FY 2004 was $4.5 million, or 187.5% of food, beverage and retail revenue, net of promotional allowances, increasing from $3.1 million, or 206.7% of food, beverage and retail revenue, net or promotional allowances,  for FY 2003. Our food, beverage and retail expense ratio is still significantly higher than what we expect it to be in the future as we have used our food and beverage services as a promotional opportunity to draw customers to our Casino and build customer loyalty rather than as a source of income.

Selling, general and administrative expense for FY 2004 increased by $11.0 million to $39.0 million, or 37.3% of net revenues, from $28.0 million, or 41.6% of net revenues, for FY 2003. The increase in selling, general and administrative expense from 2003 to 2004 is attributable to increased marketing efforts and facility costs related to attaining full year, full-scale operations in 2004 compared to nine months full-scale operation in 2003. Selling, general and administrative expense as a percentage of net revenues decreased in 2004 compared to 2003 as a result of increased labor efficiencies, leveraging certain fixed costs over increased revenues and due to the substantial increase in our revenues from full-scale operations in 2004.

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

We began paying the credit enhancement fee to DCC in June 2003. The credit enhancement fee was $5.1 million, or 4.9% of net revenues, for FY 2004 compared to $2.2 million or 3.3% of net revenues for FY 2003.

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

Income from operations. Income from operations for FY 2004 was $29.5 million, or 28.2 % of net revenues, compared to $15.8 million, or 23.5% of net revenues for FY 2003. Our increased income from operations is attributable to the casino attaining full-scale operations with 1,600 gaming devices on June 18, 2003, and improved parking capacity as we added spaces during 2004.

Other expense, net. Other expense, net for FY 2004 increased to $17.0 million, or 16.3% of net revenues, from $7.0 million, or 10.4 % of net revenues, for FY 2003. Other expense, net included $17.4 million of interest expense (net of capitalized interest of $4.4 million) for FY 2004, compared to $7.1 million of interest expense for FY 2003. Interest expense increased due to our issuance of the Notes.

Income before distributions to the Tribe. Income before distributions to the Tribe for FY 2004 increased by $3.6 million to $12.4 million, or 11.9% of net revenues, from $8.9 million, or 13.2% of net revenues, for FY 2003.

Liquidity and Capital Resources

Since our inception, we have funded our capital expenditures and working capital requirements primarily through debt financing, gaming equipment supplier financing, other financing and operating cash flow.

Construction of our Casino and infrastructure improvements commenced on April 1, 2002. The first portion of our gaming facility was completed in September 2002. As of December 31, 2005, we had spent approximately $154.9 million on the planning, development and construction of our gaming facility, infrastructure and furniture, fixtures and equipment excluding the expansion project. We financed the development with borrowings and development advances.

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

During the spring of 2004, we revised our budget for the expansion project to approximately $73.7 million. We have spent $75.8 million as of December 31, 2005 on design and construction, which was funded through our restricted cash and cash from operations. The excess expenditure of $2.1 million is due to the out of scope work related to our infrastructure portion of the project, which was funded by our operating cash flow. Our final budget estimate is comprised of $39.4 million for the three parking structures, which is $0.5 million more than our original budget, and $34.3 million for infrastructure improvements, which is $8.6 million more than our original estimate. The budget for the expansion project was greater than original estimates because in an effort to expedite construction, we commenced construction before all design documents were finalized, which resulted in inefficiencies and modifications that caused actual construction costs to exceed budgeted amounts. In addition, the infrastructure improvements portion of our expansion project resulted in higher than expected costs due to weather delays and to unforeseeable soil conditions, which required us to substantially increase the scope of the work and quantity of the construction material.

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

Our capital expenditures for FY 2005 and 2004 were $17.5 million and $57.7 million, respectively. This decrease in 2005 is primarily attributable to the completion of our expansion project and infrastructure improvements.

As of December 31, 2005, we had cash and cash equivalents net of restricted cash of $17.6 million, as compared to $18.6 million as of December 31, 2004. As of December 31, 2005, we had restricted cash of $7.4 million, as compared to $16.2 million as of December 31, 2004. Our principal source of liquidity for uses other than our expansion project during FY 2005 consisted of cash flow from operating activities. Net cash provided by operating activities for FY 2005 was $55.8 million, an increase of $17.7 million from $38.1 million for FY 2004. The increase in our net cash provided by operations is a result of increased operations in FY 2005. Net cash provided by operating activities for FY 2004 increased by $11.5 million from $26.6 million for FY 2003. Such increase is due to our limited operations in FY 2003.

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

Net cash used for capital and related financing activities for FY 2005 was $45.9 million, compared to $29.3 million net cash used in capital and related financing activities for FY 2004. Cash flow used in capital and related financing activities was primarily for repayment of the subordinated loans from DCC, purchase of property and equipment and interest paid on the Notes. Cash flow used in non-capital financing activities for FY 2005 was $11.2 million, an increase of $3.6 million from $7.6 million for FY 2004. Cash flow used in non-capital financing activities consisted of distributions to the Tribe. On April 1, 2005, our payments to the Tribe were allowed to increase from $0.5 million per month to $1.0 million under the Indenture. Net cash used for capital and related financing activities for FY 2004 was $29.3 million, compared to $44.2 million net cash provided by financing activities for FY 2003. Cash flow used in non-capital financing activities for FY 2004 decreased $47.3 million from $54.9 million for FY 2003 reflecting the use of proceeds from our Notes Offering to settle litigation relating to our Casino.

We believe that existing cash balances, cash from operations, as well as permitted disbursements from our restricted cash escrow accounts will provide adequate funds for our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future. However, our ability to fund our operations, make planned capital expenditures, make scheduled debt payments and refinance our indebtedness depends on our future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Additionally, the Indenture limits our ability to incur additional indebtedness. See “Item 1 — Business — Material Agreements — The Notes and the Related Indenture.”

Contractual Obligations as of December 31, 2005

The following table summarizes our contractual obligations and commitments as of December 31, 2005:

	Total	1 year	1-3 years	3-5 years
Long-term debt obligations (a)	$200,051,939	$18,120	$32,356	$200,001,463
Operating lease obligations	739,406	463,313	276,093	—
Capital lease obligations	262,108	85,426	176,682	—
Total obligations (b)	$201,053,453	$566,859	$485,131	$200,001,463

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements and notes thereto are filed as part of this report and appear in this Form 10-K/A beginning on page 18.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed with, or furnished to, the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Principal Financial Officer and Chief Operations Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving its objectives.

Our current Chief Executive Officer and Assistant Financial Controller (Principal Financial Officer) have reviewed and evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2005 and have concluded that our “disclosure controls and procedures”, which had previously been concluded to be effective, were not effective for the period covered by this report as a result of the restatement described in Note 14 to the financial statements. Since the end of the period covered by this report, there have been personnel changes that have impacted our disclosure controls and procedures. Our Chief Executive Officer and current Principal Financial Officer will conduct periodic tests of our disclosure controls and procedures to determine whether such controls and procedures are effective to provide reasonable assurances of achieving its objectives.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

A. Financial Statements

(a) Documents filed as part of this report.

1. The following financial statements of the River Rock Entertainment Authority and the Report of Deloitte & Touche LLP, independent registered public accounting firm appear on pages 17  through 32 of this Form 10-K/A Amendment No. 1  and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Balance Sheets of the River Rock Entertainment Authority as of December 31, 2005 and 2004

Statements of Revenues, Expenses and Changes in Fund Deficit(As Restated) for the Years Ended December 31, 2005, 2004 and 2003

Statements of Cash Flows(As Restated) for the Years Ended December 31, 2005, 2004 and 2003

Notes to Financial Statements for the Years Ended December 31, 2005, 2004 and 2003

2. List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of exhibits required by Item 601 of Regulation S-K. See part (c) below.

B. Exhibits.

The exhibits to this Form 10-K/A are listed on the exhibit index, which appears elsewhere herein and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification by Shawn S. Smyth, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Jacob A. Coughlin, Assistant Financial Controller (Principal Financial Officer), pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

32.1*	Certification by Shawn S. Smyth, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*

Certification by Jacob A. Coughlin, Assistant Financial Controller (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*                    These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of River Rock Entertainment Authority whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

As discussed in Note 14 to the financial statements, the accompanying financial statements have been restated.

River Rock Entertainment Authority is an unincorporated instrumentality of the Tribe and is not a separate legal entity. These financial statements reflect the financial position of the River Rock Entertainment Authority, its revenues and expenditures and changes in net assets and its cash flows and do not purport to represent the financial position and activity of the Tribe as a whole.

/s/ Deloitte Touche LLP
San Francisco, CA
March 30, 2006 (April 16, 2007 as to the effects of the restatement discussed in Note 14)

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

ASSETS	December 31, 2005	December 31, 2004

CURRENT ASSETS:
Cash and cash equivalents	$17,649,658	$18,618,826
Restricted cash-current	666,517	11,516,316
Accounts receivable	93,252	53,796
Inventories	159,434	383,411
Prepaid expenses and other current assets	1,427,906	773,831
Total current assets	19,996,767	31,346,180

RESTRICTED CASH - net of current	6,706,964	4,685,405

PROPERTY AND EQUIPMENT:
Buildings and building improvements	128,858,771	118,941,344
Furniture, fixtures and equipment	26,015,944	22,946,294

Accumulated depreciation	(21,801,767)	(10,952,816)
Construction in progress	1,819,271	379,576
Property and equipment-net	134,892,219	131,314,398

DEPOSITS AND OTHER ASSETS	6,081,955	7,466,553

TOTAL ASSETS	$167,677,905	$174,812,536

LIABILITIES AND FUND DEFICIT

CURRENT LIABILITIES:
Accounts payable:
Trade	$2,178,031	$3,398,174
Construction	1,114,618	4,091,862
Accrued liabilities	6,463,556	6,579,878
Current maturities of long-term debt	103,545	10,441,139
Total current liabilities	9,859,750	24,511,053

LONG-TERM DEBT - net of current maturities	198,243,209	197,822,725

Total long-term liabilities	198,243,209	197,822,725

COMMITMENTS AND CONTINGENCIES	—	—

FUND DEFICIT:
Invested in capital assets-net of related debt	(63,454,535)	(77,373,777)
Restricted for capital projects	7,373,481	16,201,721
Unrestricted	15,656,000	13,650,814

Total fund deficit	(40,425,054)	(47,521,242)

TOTAL LIABILITIES AND FUND DEFICIT	$167,677,905	$174,812,536

The accompanying notes are an integral part of these financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN FUND DEFICIT

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	(As Restated,	(As Restated,	(As Restated,
	See Note 14)	See Note 14)	See Note 14)
REVENUES:
Casino	$132,831,172	$101,605,337	$65,445,540
Food, beverage & retail	6,920,246	4,958,894	2,847,679
Other	662,894	575,527	379,637
Gross revenues	140,414,312	107,139,758	68,672,856
Promotional allowances	(6,855,551)	(2,632,103)	(1,347,506)

Net revenues	133,558,761	104,507,655	67,325,350
OPERATING EXPENSES:
Casino	19,187,233	16,908,717	10,960,504
Food, beverage & retail	6,311,028	4,515,916	3,088,886
Selling, general and administrative	46,174,080	39,008,030	28,044,107
Depreciation	11,012,094	6,390,396	4,391,461
Credit enhancement fee	7,669,147	5,111,747	2,249,349
Gaming commission and surveillance expense	2,773,369	1,780,194	1,434,835
Compact revenue sharing trust fund	1,335,000	1,335,000	1,335,000

Total Operating expenses	94,461,951	75,050,000	51,504,142
INCOME FROM OPERATIONS	39,096,810	29,457,655	15,821,208
OTHER EXPENSE–Net:
Interest expense	(21,046,944)	(17,446,237)	(7,063,781)
Interest income	332,122	498,905	108,417
Loss on sale of assets	(104,117)	(62,577)	—
Other expense	(1,683)	(1,098)	(1,078)
Other expense-net	(20,820,622)	(17,011,007)	(6,956,442)
INCOME BEFORE DISTRIBUTIONS TO TRIBE	18,276,188	12,446,648	8,864,766

DISTRIBUTIONS TO TRIBE:
Litigation Settlement	—	—	(50,000,000)
Other	(11,180,000)	(7,613,116)	(4,883,130)

NET INCOME (LOSS) AFTER DISTRIBUTIONS TO TRIBE	7,096,188	4,833,532	(46,018,364)

FUND DEFICIT-Beginning of period	(47,521,242)	(52,354,774)	(6,336,410)

FUND DEFICIT-End of period	$(40,425,054)	$(47,521,242)	$(52,354,774)

The accompanying notes are an integral part of these financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	(As Restated,	(As Restated,	(As Restated,
	See Note 14)	See Note 14)	See Note 14)

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$133,203,873	$103,992,700	$67,120,375
Cash paid for salaries and benefits	(30,268,234)	(26,769,492)	(17,570,561)
Cash paid to suppliers	(45,851,753)	(37,760,621)	(21,336,511)
Cash paid for compact revenue sharing trust fund	(1,335,000)	(1,335,000)	(1,668,750)
Net cash provided by operating activities	55,748,886	38,127,587	26,544,553

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Proceeds from long-term financing	—	—	213,161,513
Payments of long-term debt	(10,478,627)	(192,757)	(48,070,104)
Payment for loan costs	—	—	(10,370,324)
Purchases of property and equipment	(17,456,371)	(57,740,761)	(35,511,251)
Change in restricted cash	8,828,240	53,864,759	(68,254,876)
Interest paid	(19,763,000)	(20,365,153)	(4,178,849)
Credit enhancement fee	(7,372,759)	(4,633,756)	(2,290,106)
Proceeds from sale of fixed assets	9,500	122,580	—
Other	362,841	(347,106)	(230,367)

Net cash (used in) provided by capital and related financing activities	(45,870,176)	(29,292,194)	44,255,636

CASH FLOW FROM INVESTING ACTIVITIES:
Interest Income	332,122	498,905	108,417

CASH FLOW FROM NON(CAPITAL FINANCING ACTIVITIES:
Distributions to Tribe	(11,180,000)	(7,613,116)	(54,883,130)

CHANGE IN CASH AND CASH EQUIVALENTS	(969,168)	1,721,182	16,025,476

CASH AND CASH EQUIVALENTS, Beginning of the period	18,618,826	16,897,644	872,168

CASH AND CASH EQUIVALENTS, End of the period	$17,649,658	$18,618,826	$16,897,644

The accompanying notes are an integral part of these financial statements.

RECONCILIATION OF INCOME BEFORE DISTRIBUTIONS TO

TRIBE TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Income before Distributions to Tribe	$18,276,188	$12,446,648	$8,864,766

Adjustments to reconcile income before distributions to Tribe to net cash provided by operating activities:
Depreciation	11,012,094	6,390,396	4,391,461
Interest Expense	21,046,944	17,447,237	7,063,781
Interest income	(332,122)	(498,905)	(108,417)
Credit enhancement fee	7,669,147	5,111,747	2,249,349
Loss on sale of assets	104,117	62,577	—
Changes in operating assets and liabilities:
Accounts receivable	(39,456)	52,952	(96,559)
Inventories	223,977	(234,010)	(144,598)
Prepaid expenses and other current assets	(654,075)	109,102	(853,386)
Accounts payable-trade	(1,220,143)	(2,787,179)	4,378,117
Accrued liabilities	(337,785)	27,022	800,039
Total adjustments	37,472,698	25,680,939	17,679,787

NET CASH PROVIDED BY OPERATING ACTIVITIES	$55,748,886	$38,127,587	$26,544,553

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:
Acquisition of property and equipment through third party financing	$224,267	$690,566	S 4,791,382
Acquisition of property and equipment through Accounts Payable Construction	$1,114,618	$4,091,862	$373,293
Capitalized interest included in purchases of property and equipment paid with notes	—	$4,442,608	$1,488,749

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

Income before distributions to the Tribe was $18,276,188, $12,446,648 and $8,864,766 for the years ended December 31, 2005, 2004 and 2003, respectively. A fund deficit of $40,425,054 exists as of December 31, 2005. The Authority’s current assets exceeded its current liabilities by $10,137,017 as of December 31, 2005. On November 7, 2003, the Authority issued $200.0 million in its 9¾% Senior Notes, due 2011 (the “Notes”), and used a portion of the proceeds to reduce its current payables, accruals and debt. The Authority’s ability to fund future debt service payments is dependent upon the success of the Casino. Management believes that the Casino will attract sufficient patronage levels to continue to provide sufficient cash flows and to repay its indebtedness. The Authority reached its substantial completion of the construction of the enhanced parking structure on December 29, 2004. On September 13, 2005, the Authority received a certificate of occupancy on the parking structures. On October 1, 2005, the Authority’s certificate of occupancy for the parking structure was revoked and a temporary occupancy permit was issued due to some remaining construction issues. On November 4, 2005, a full certificate of occupancy was issued to the Authority for the parking structures.

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

New Accounting Pronouncements—In March 2003, GASB issued Statement No. 40, Deposit and Investment Risk Disclosures —an amendment of GASB Statement No. 3 , which became effective for the Authority at January 1, 2005. This statement requires state and local governments to communicate key information about deposit and investment risks. The adoption of this statement did not have a material impact on the financial statements of the Authority.

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

Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the Authority’s property and equipment. Capitalization of interest ceases when the project is substantially complete or development activity is suspended. Capitalized interest for years ended December 31, 2005 and 2004 were $0 and $4,639,849, respectively.

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

Accrued In-house Progressive Slot Jackpots—Accrued progressive slot jackpots consist of estimates for prizes relating to various games that have accumulated jackpots. The Authority has recorded the cost of these anticipated payouts as a reduction of Casino revenues, and the cost is included as a component of accrued liabilities.

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

Promotional Allowances—The retail value of food and beverages provided to playing customers without charge is included in gross revenues and then deducted as promotional allowances.  Such amounts that are included in Food, beverage and retail revenues for the years ended December 31, 2005, 2004, and 2003 are $2,825,772, $2,632,103, and $1,347,506 respectively.  The distribution of electronic coupons (e-coupons) to customers are included in Casino revenues and are also deducted as promotional allowances.  The total e-coupons for the years ended December 31, 2005, 2004, and 2003 were $2,568,393, $0, and $0, respectively.  The redemption of cash incentives earned by the Players Club members is also recorded as promotional allowances.  The total cash incentives for the years ended December 31, 2005, 2004, and 2003 were $1,461,386, $0, and $0, respectively.

Food and Beverage Costs—Food and beverage costs include costs associated with food and beverage, excluding amounts classified as casino expenses.  The estimated costs of providing complimentary services are reclassified from food and beverage to Casino expenses.  The costs of such services were $3,642,229 and $3,878,262, and $0 for the years ended December 31, 2005, 2004, and 2003, respectively.

Advertising Costs—Advertising costs are expensed the first time advertising takes place. Advertising costs included in selling, general and administrative expenses were $8,032,085, $4,972,275, and $2,101,504 for the years ended December 31, 2005, 2004 and 2003, respectively.

Gaming Commission and Surveillance Expenses—The Authority paid for various expenses for the Tribal Gaming Commission and surveillance. Tribal Gaming Commission expenses are reported as Gaming Commission expenses and prior to July 1, 2005, surveillance costs were reported in Selling General and Administrative Expenses on the Statement of Revenues, Expenses and Change in Fund Balance. Effective July 1, 2005, the Tribal Gaming Commission adopted a regulation on payments of regulatory fees from the Authority resulting in the recording of surveillance expenses in Gaming

Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Fund Balance. Gaming Commission and surveillance expenses for the years ended December 31, 2005, 2004 and 2003 are $2,773,369, $1,780,194 and $1,434,835, respectively. Surveillance costs not included in the above amounts for the six months ended June 30, 2005 and the years 2004 and 2003 were $475,694, $858,625 and $781,166, respectively and are recorded in Selling, General and Administrative expenses.

Income Taxes—As a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian tribe, the Authority is a nontaxable entity for purposes of federal and state income taxes.

Distributions to Tribe—Distributions to Tribe are made up of a stated draw amount and permitted payments under the Indenture for the Notes and are included in the Statement of Revenues, Expenses and Changes in Fund Deficit as distributions to Tribe. From January 1, 2005 to March 31, 2005, the Tribal draw was $500,000 per month. Beginning April 1, 2005, the Tribal draw was $1,000,000 per month. The total distributions to the Tribe were $11,180,000, $7,613,116 and $54,883,130 for the years ended December 31, 2005, 2004 and 2003, respectively. During the years ended December 31, 2005, 2004 and 2003, the Authority also distributed $680,000, $830,000 and $0, respectively, to the Tribe as part of reimbursements for construction costs incurred by the Tribe prior to the formation of the Authority. As of December 31, 2005, there is $1,960,000 remaining to be reimbursed to the Tribe for construction costs incurred prior to the formation of the Authority.

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

Starting January 1, 2004, the Authority paid for various expenses for the following departments operated by the Tribe: Tribal Gaming Commission, surveillance, plant operations, human resources, purchasing and warehousing. On January 1, 2005, the Authority started to operate purchasing and warehousing but continued to pay for expenses for the other departments operated by the Tribe. These departmental expenses include but are not limited to payroll and related expenses, legal and other operational expenses. Total amounts billed by the Tribe for these departments, excluding Tribal Gaming Commission and surveillance, were $1,260,294 and $1,912,905 for the years ended December 31, 2005 and 2004, respectively. They are recorded as a component of selling, general and administrative expenses.

The Authority paid for various expenses for the Tribal Gaming Commission and surveillance in 2005 and 2004. Effective July 1, 2005, the Tribal Gaming Commission adopted a regulation on payments of regulatory fees from the Authority. The Tribal Gaming Commission charges the Authority to cover any operating expenses incurred by the Commission which are directly related and necessary to the regulation of the Casino. These expenses, recorded as Tribal Gaming Commission and surveillance expenses were $2,773,369, $1,780,194 and $1,434,835 for the years ended December 31, 2005, 2004, and 2003, respectively. Surveillance costs of $858,625 and $781,166 are not included in Gaming Commission and surveillance expenses for 2004 and 2003. These expenses were included in Selling, General and Administrative expenses.

5.                               DEVELOPMENT AND LOAN AGREEMENT

The Tribe entered into a Development and Loan Agreement with Dry Creek Casino, LLC (“DCC”) on August 26, 2001, which has been amended from time to time (as amended, the “Development Agreement”). In consideration of DCC’s providing credit enhancement and other services under the Development Agreement, the Tribe is obligated to pay DCC the Credit Enhancement Fee. The Credit Enhancement Fee is defined as 20% of the Authority’s net income before distributions to the Tribe plus depreciation and amortization plus annual interest on $25.0 million principal amount of the notes less revenues from sales of alcoholic beverages. The Credit Enhancement Fee is required to be paid monthly for a period of five years commencing on June 1, 2003. The Credit Enhancement Fee was $7,669,147, $5,111,747 and $2,249,349 for each of the years ended December 31, 2005, 2004 and 2003, respectively.

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

The Authority’s cash in banks and cash equivalents (the “Investments”) are categorized by level of credit risk assumed by the Authority. Category 1 includes investments that are insured or registered or for which the investments are held by the Authority or its agent in the Authority’s name. Category 2 includes uninsured and unregistered investments for which the investments are held by the counterparty’s trust department or agent in the Authority’s name. Category 3 includes uninsured and unregistered investments for which the investments are held by the counterparty’s agent but not in the Authority’s name. At December 31, 2005 the Authority had $200,000 in Category 1 investments, $5,041,644 cash in banks, $62,420 in Money Market accounts and $8,988,622 in short term investments which are Category 2 investments and $7,273,481 restricted cash in bank over the FDIC insurance limits, which are Category 3 investments. Amounts in Category 2 and Category 3 investments are invested in short term, highly liquid cash equivalents and investments. As of December 31, 2005 and 2004, these amounts are composed of money market accounts in the amount of $62,419 and $307,911, respectively and A1/P1 bonds in the amount of $8,988,622 and $4,999,800, respectively.

7.                               PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 and December 31, 2005 consisted of the following:

	Balance,			Balance,
	December 31,			December 31,
	2004	Additions	Dispositions	2005

Buildings and improvements	$118,941,344	$9,917,427	$—	$128,858,771
Furniture, fixtures and equipment	22,946,294	3,409,448	(339,798)	26,015,944
Less accumulated depreciation	(10,952,816)	(11,012,094)	163,143	(21,801,767)
	130,934,822	2,314,781	(176,655)	133,072,948
Construction in progress	379,576	1,439,695	—	1,819,271
Property and equipment—net	$131,314,398	$3,754,476	$(176,655)	$134,892,219

Construction in progress consists of payments to various vendors related to the Authority’s master plan development and land improvements. Substantially all of the Authority’s personal property is pledged as collateral to secure its debt. At December 31, 2005 and 2004, the Authority had $315,012 and $120,000 in capital lease assets with related accumulated depreciation of $40,251 and $8,000.

8.                               ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31, 2005 and December 31, 2004:

	December 31,	December 31,
	2005	2004

Accrued in-house progressive slot jackpots	$495,588	$1,031,468
Accrued payroll and related benefits	1,677,290	1,620,177
Accrued interest	3,250,000	3,325,000
Accrued credit enhancement fees	685,659	389,271
Accrued other expenses	355,019	213,962
Total accrued liabilities	$6,463,556	$6,579,878

9.	LONG-TERM DEBT

Long-term debt consisted of the following as of December 31, 2005 and December 31, 2004:

	December 31,	December 31,
	2005	2004

9 3/4% Senior Notes, net of unamortized issue discount of $1,967,289 and $2,304,539. Due 2011.	$198,032,711	$197,695,461
DCC Subordinated Note	—	10,000,000
Vehicles Notes	51,937	63,768
Capital leases obligations	262,106	504,635
Total Long Term Debt	198,346,754	208,263,864
Less: current portion	(103,545)	(10,441,139)
Total long-term debt - net of current maturities	$198,243,209	$197,822,725

Maturity schedule — Annual requirements to retire long-term debt at December 31, 2005:

	Principal	Interest	Total
2006	103,150	19,516,000	19,619,150
2007	106,731	19,509,737	19,616,468
2008	78,579	19,503,370	19,581,949
2009	24,463	19,500,509	19,524,972
2010	1,460	19,500,000	19,501,460
Thereafter	200,000,000	19,500,000	219,500,000
	200,314,383	117,029,616	317,343,999

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

The Authority leases a sprung structure, which is accounted for as an operating lease. Such lease expense was $482,355, $511,476, and $511,476 for the years ended December 31, 2005, 2004 and 2003, respectively. The Authority renewed the lease agreement on August 17, 2005 for $36,230 per month for twenty four (24) months ending August 17, 2007.

On October 1, 2003, the Tribe entered into an operating lease agreement for office and warehouse space to replace existing facilities. The Authority uses a portion of the space and reimburses the Tribe lease fees allocated based on the square footage utilized. The Authority reimbursed the Tribe such lease fees in the amount of $439,133, $252,463, and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

On July 31, 2005, the Authority entered into a thirty six month capital lease to purchase 13 Multi-deck shufflers in the amount of $88,307. The capital lease is at 7.09% interest with monthly lease fees of $2,730 and a $1 buyout at the end of the lease term, expiring July 31, 2008.

On July 31, 2005, the Authority entered into a thirty six month capital lease to purchase 6 King shufflers in the amount of $61,422. The capital lease is at 7.09% interest with monthly lease fees of $1,899 and a $1 buyout at the end of the lease term, expiring July 31, 2008.

On July 31, 2005, the Authority entered into a thirty six month capital lease to purchase 4 Ace shufflers in the amount of $45,283. The capital lease is at 7.09% interest with monthly lease fees of $1,400 and a $1 buyout at the end of the lease term, expiring July 31, 2008.

Lease expenses were $995,202, $1,333,664 and $1,635,115 for the years ended December 31, 2005, 2004 and 2003, respectively, and are included in general and administrative expenses in the accompanying statement of revenues, expenses and changes in fund deficit. Expected remaining payments under operating leases are $463,313, $267,665, $7,215 and $1,213 for the years ending December 31, 2006, 2007, 2008 and 2009 respectively.

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

The Compact requires the Authority to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $1,335,000 annually for the years ended December 31, 2005, 2004, and 2003.

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

14.	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

Subsequent to the filing of the Authority’s annual report on Form 10-K for the year ended December 31, 2005, the Authority identified certain classification errors in its recording of promotional allowances and gaming revenues and losses.  As a result, the Authority has restated the accompanying financial statements for the years ended December 31, 2005, 2004 and 2003  from the amounts previously reported.  The restatement has no impact on Income from Operations, Net Income Before or After Distributions to the Tribe, the Balance Sheet, or net cash flows.  The impact of the restatement is as follows:

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As Previously reported	Adjustments	As Restated	As Previously reported	Adjustments	As Restated
REVENUE
Casino	135,638,394	(2,807,222)	132,831,172	104,024,121	(2,418,784)	101,605,337
Food, beverage & retail	7,522,001	(601,755)	6,920,246	5,380,719	(421,825)	4,958,894
Other	662,894		662,894	575,527		575,527
Gross Revenues	143,823,289		140,414,312	109,980,367		107,139,758
Promotional Allowances	(4,627,950)	(2,227,601)	(6,855,551)	(2,434,245)	(197,858)	(2,632,103)

Net Revenues	139,195,339	(5,636,578)	133,558,761	107,546,122	(3,038,468)	104,507,655

OPERATING EXPENSES
Casino	21,753,839	(2,566,606)	19,187,233	19,499,256	(2,590,539)	16,908,717
Food, beverage & retail	6,491,402	(180,374)	6,311,028	4,704,482	(188,566)	4,515,916
Selling, general and administrative	49,063,678	(2,889,598)	46,174,080	39,267,392	(259,362)	39,008,030

Total Operating Expenses	100,098,529	(5,636,578)	94,461,951	78,088,467	(3,038,468)	75,050,000

Cash Received from gaming winnings and concessions	139,172,573	(5,968,700)	133,203,873	107,530,073	(3,537,373)	103,992,700
Cash paid to suppliers	(51,488,331)	5,636,578	(45,851,753)	(40,799,089)	3,038,468	(37,760,621)

Cash flows from investing activities		332,122	332,122		498,905	498,905

Net cash provided by operating activities	56,081,088	(332,122)	55,748,966	38,626,492	(498,905)	38,127,587

	Year Ended December 31, 2005
	As Previously reported	Adjustments	As Restated

REVENUE
Casino	67,127,442	(1,681,902)	65,445,540
Food, beverage & retail	2,927,235	(79,556)	2,847,679
Other	379,637		379,637
Gross Revenues	70,434,314		68,672,856
Promotional Allowances	(1,140,934)	(206,572)	(1,347,506)

Net Revenues	69,293,380	(1,968,029)	67,325,350

OPERATING EXPENSES
Casino	12,753,144	(1,792,640)	10,960,504
Food, beverage & retail	3,262,026	(173,140)	3,088,886
Selling, general and administrative	28,046,357	(2,250)	28,044,107

Total Operating Expenses	53,472,172	(1,968,029)	51,504,143

Cash Received from gaming winnings and concessions	69,196,821	(2,076,446)	67,120,375
Cash paid to suppliers	(23,215,820)	1,879,309	(21,336,511)
Credit Enhancement Fee	(2,338,069)	88,720	(2,249,349)
Cash flows from investing activities			108,417

Net cash provided by operating activities	26,741,690	(197,137)	26,544,553

Other	(319,087)	88,720	(230,367)

Net cash provided by capital and related financing activities	44,166,916	88,720	44,255,636

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2007.

RIVER ROCK ENTERTAINMENT AUTHORITY

By:	/s/ SHAWN S SMITH
Name: Shawn S Smith
Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of River Rock Entertainment Authority and in the capacities and on the dates indicated.

By:	/s/ BETTY ARTERBERRY
Name: Betty Arterberry
Title: Chairperson
Date: April 17, 2007

By:	/s/ MARGIE ROJES
Name: Margie Rojes
Title: Vice Chairperson
Date: April 17, 2007

By:	/s/ AUGUSTO (GUS) PINA
Name: Augusto (Gus) Pina
Title: Member
Date: April 17, 2007

By:	/s/ GABE NEVAREZ
Name: Gabe Nevarez
Title: Member
Date: April 17, 2007

By:	/s/ SHAWN S. SMYTH
Name: Shawn S. Smyth
Title: Chief Executive Officer (Principal Executive Officer)
Date April 17, 2007

By:	/s/ JACOB A. COUGHLIN
Name: Jacob A. Coughlin
Title: Assistant Financial Controller (Principal Financial and Accounting Officer)
Date: April 17, 2007