Form 10-Q/A
period 2006-03-31
River Rock Entertainment Authority
filed 2007-04-17
CIK 1288924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated filer ☒

Indicated by check made whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act). Yes  ☐      No  ☒

RIVER ROCK ENTERTAINMENT AUTHORITY

INDEX TO FORM 10-Q/A

Item	Description
Explanatory Note

PART I—FINANCIAL INFORMATION

1.	Financial Statements (unaudited)
Balance Sheets—March 31, 2006 and December 31, 2005
Statements of Revenues, Expenses and Changes in Fund Deficit—Three-Months ended March 31, 2006 (as restated) and 2005 (as restated)

Statements of Cash Flows—Three-Months ended March 31, 2006 (as restated) and 2005 (as restated)
Notes to unaudited Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

4.	Controls and Procedures

PART II—OTHER INFORMATION

6.	Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

EXPLANATORY NOTE

River Rock Entertainment Authority (the “Authority”) is filing this Amendment No. 1 to its Report on Form 10Q/A to restate its previously issued financial statements for the quarter ended March 31, 2006 initially filed with the Securities and Exchange Commission (“SEC”) on May 22, 2006.  See Note 14 to the financial statements for further information.

This Form 10Q/A amends and restates only Items 1, 2, and 4 of Part I and Item 6 of Part II of the original filing solely to reflect the effects of the restatement of the Authority’s financial statements for the periods presented.  The remaining Items of the original filing are not amended hereby and are therefore not included herein. Except for the forgoing amended information, this Form 10Q/A continues to describe conditions as of the date of the original filing, and the Authority has not updated the disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Form 10Q/A should be read in conjunction with Authority filings made with the SEC subsequent to the filing of the original Form 10Q, including any amendments of those filings. In addition, pursuant to the rules of the SEC, exhibits 31.1 and 32 of the original filing have been amended to contain currently dated certifications from our Chief Executive Officer and Principal Financial Officer, as required by Sections 302 of the Sarbanes-Oxley Act of 2002. The updated certifications are attached to this Form 10Q as exhibits 31.1 and 32.

CAUTIONARY STATEMENT

Except for the historical financial information contained herein, the matters discussed in this report on Form 10-Q/A Amendment No. 1 (as well as documents incorporated herein by reference) may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based upon current expectations that involve risks and uncertainties and include declarations regarding the intent, belief or current expectations of us and our management and may be signified by the words “believes,” “anticipates”, “plan,” “expects,” “intends” and similar expressions. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements, whether as a result of new information, future events, or otherwise. All discussion in this report should be read in conjunction with our financial statements and the accompanying notes contained in this report.

References in this Form 10-Q/A to the “Authority” and the “Tribe” are to the River Rock Entertainment Authority and the Dry Creek Rancheria Band of Pomo Indians, respectively. The terms “we,” “us” and “our” refer to the Authority.

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

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN FUND DEFICIT

(Unaudited)

	Three-Month
	Period Ended
	March 31,
	2006	2005
REVENUES:	(As restated, see note 14)	(As restated, see note 14)

Casino	$32,520,907	$31,026,955
Food, beverage & retail	1,476,386	1,453,708
Other	152,855	181,320

Gross revenues	34,150,148	32,661,983

Promotional allowance	(2,525,888)	(776,927)

Net revenues	31,624,260	31,885,056

OPERATING EXPENSES:
Casino	5,039,341	4,734,428
Food, beverage & retail	1,516,682	1,363,603
Selling, general and administrative	11,390,353	10,434,062
Depreciation	2,860,533	2,633,958
Credit enhancement fee	1,602,417	1,942,849
Gaming commission and surveillance expense	722,741	536,613
Compact revenue sharing trust fund	333,750	333,750

Total Operating expenses	23,465,817	21,979,263

INCOME FROM OPERATIONS	8,158,443	9,905,793

OTHER EXPENSE—Net
Interest expense	(5,224,632)	(5,346,799)
Interest income	191,504	40,424
Loss on sale of assets	(3,384)	(33,977)
Other income (expense)—net	13	(441)

Other expense—net	(5,036,499)	(5,340,793)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	3,121,944	4,565,000

DISTRIBUTIONS TO TRIBE	(3,000,000)	(2,180,000)

NET INCOME AFTER DISTRIBUTIONS TO TRIBE	121,944	2,385,000

FUND DEFICIT—Beginning of period	(40,425,054)	(47,521,242)

FUND DEFICIT—End of period	$(40,303,110)	$(45,136,242)

The accompanying notes are an integral part of these unaudited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-Month
	Period Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:	(As restated, see note 14)	(As restated, see note 14)
Cash received from gaming winnings and concessions	$31,650,571	$32,025,336
Cash paid for salaries and benefits	(7,478,278)	(7,734,218)
Cash paid to suppliers	(11,773,213)	(10,747,957)
Cash paid for compact revenue sharing trust fund	(333,750)	(333,750)

Net cash provided by operating activities	12,065,330	13,209,411

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Proceeds from long-term financing	(25,826)	—
Payments of long-term debt	—	(10,113,853)
Purchases of property and equipment	(211,234)	(8,040,229)
Change in restricted cash	190,746	5,898,017
Interest paid	(9,896)	(190,815)
Credit enhancement fee	(1,651,256)	(1,714,915)
Proceeds from sale of assets	—	2,000
Other	70,117	(71,380)

Net cash used in capital and related financing activities	(1,637,349)	(14,231,175)

CASH FLOW FROM INVESTING ACTIVITIES
Interest Income	191,504	40,424
CASH FLOW FROM NON-CAPITAL FINANCING ACTIVITIES:
Distributions to Tribe	(3,000,000)	(2,180,000)

CHANGE IN CASH AND CASH EQUIVALENTS	7,619,485	(3,161,340)

CASH AND CASH EQUIVALENTS, Beginning of the period	17,649,658	18,618,826

CASH AND CASH EQUIVALENTS, End of the period	$25,269,143	$15,457,486

RECONCILIATION OF INCOME BEFORE DISTRIBUTIONS TO TRIBE TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Income before Distributions to Tribe	$3,121,944	$4,565,000

Adjustments to reconcile income before distributions to Tribe to net cash provided by operating activities:
Depreciation	2,860,564	2,633,958
Interest expense	5,224,632	5,346,799
Interest income	(191,504)	(40,424)
Credit enhancement fee	1,602,417	1,942,849
Loss on sale of assets	3,384	33,977
Changes in operating assets and liabilities:
Accounts receivable	(93,875)	8,546
Inventories	12,675	217
Prepaid expenses and other current assets	(28,311)	11,710
Accounts payable—trade	(424,038)	(1,173,014)
Accrued liabilities	(22,558)	(120,207)
Total adjustments	9,134,890	8,684,835

NET CASH PROVIDED BY OPERATING ACTIVITIES	$12,065,330	$13,209,411

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:
Acquisition of property and equipment through third party financing	$—	$246,757
Acquisition of property and equipment through accounts payable construction	1,026,800	1,895,614
Trade in allowance on purchase of property and equipment	2,000	63,100

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

In November 2003, GASB issued Statement No. 42, Accounting and Financial Reporting for Impairment of Capital Assets and for Insurance Recoveries , effective for periods beginning after December 15, 2004. This statement establishes accounting and financial reporting standards for impairment of capital assets. This statement also clarifies and establishes accounting requirements forinsurance recoveries. The adoption of this statement did not have a material impact on the financial statements of the Authority.

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

The Authority evaluates its property and equipment for impairment in accordance with the FASB’s Statement of Financial Accounting Standards (“SFAS”) No. 144,  Accounting for the Impairment or Disposal of Long-Lived Assets . When events or circumstances indicate that an asset should be reviewed for impairment, the Authority compares the undiscounted cash flows derived from the asset or asset group to the net carrying value. If impairment is indicated, the impairment loss is measured by the amount in which the carrying value of the asset or asset group exceeds its fair value. Fair value is measured by comparable sales, solicited offers or discounted cash flow models.

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

Accrued Slot Players Club—In accordance with Emerging Issues Task Force Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future , the Authority has recorded a liability related to prizes and cash incentives earned by the members of our Players Club and have adjusted the liability for the estimated future breakage. The Authority has recorded the cost of the estimated redemption of the liability related to prizes as an operating expense and the estimated redemption of the liability related to cash as promotional allowance in the accompanying statements of revenues, expenses and changes in fund deficit.

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

Promotional Allowances—The retail value of food and beverages provided to customers without charge or at a discount is included in Food, beverage and retail revenues and then deducted as promotional allowances. Such amounts that are included in Food, beverage and retail revenues for the three months ended March 31, 2006 and 2005 are $501,833 and $702,524, respectively.  The distributions of electronic coupons (e-coupons) to customers are included in Casino revenues and are also deducted as promotional allowances.  The total e-coupons for the three months ended March 31, 2006 and 2005 was $1,648,120 and $0, respectively.  E-coupons became available in the second quarter of 2005.  The redemption of cash incentives earned by the Players Club members is also recorded as promotional allowances. The cost of cash incentives for the three months ended March 31, 2006 and 2005 were $375,935 and $74,402, respectively.

Food and Beverage Costs—Food and beverage costs include costs associated with food and beverage, excluding amounts reclassified as Casino expenses.  The estimated costs of providing complimentary services are reclassified from food and beverage to Casino expenses.  The costs of such services were $1,065,745 and $939,149 for the three months ended March 31, 2006 and 2005, respectively.

Advertising Cost—Advertising costs are expensed the first time advertising takes place. Advertising costs included in selling, general and administrative expenses were $2,231,976 and $1,081,442 for the three months ended March 31, 2006 and 2005, respectively.

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

The Authority’s cash in banks and cash equivalents (the “Investments”) are categorized by level of credit risk assumed by the Authority. Category 1 includes investments that are insured or registered or for which the investments are held by the Authority or its agent in the Authority’s name. Category 2 includes uninsured and unregistered investments for which the investments are held by the counterparty’s trust department or agent in the Authority’s name. Category 3 includes uninsured and unregistered investments for which the investments are held by the counterparty’s agent but not in the Authority’s name. At March 31, 2006, the Authority had $200,000 in Category 1 investments, $4,886,150 cash in banks, $51,532 in money market accounts and $16,627,649 in short term investments which are Category 2 investments and $7,182,735 restricted cash in bank over the FDIC insurance limits, which are Category 3 investments. Amounts in Category 2 and Category 3 investments are invested in short term, highly liquid cash equivalents and investments. As of March 31, 2006 and December 31, 2005, these amounts are composed of money market accounts in the amount of $51,532 and $62,420, respectively, and A1/P1 bonds in the amount of $16,627,649 and $8,988,622, respectively.

7.                              PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and March 31, 2006 consisted of the following:

	Balance,			Balance,
	December 31,			March 31,
	2005	Additions	Dispositions	2006
Buildings and improvements	$128,858,771	$307,158	$—	$129,165,929
Furniture, fixtures and equipment	26,015,944	528,966	(17,002)	26,527,908
Less accumulated depreciation	(21,801,767)	(2,860,559)	11,618	(24,650,708)
	133,072,948	(2,024,435)	(5,384)	131,043,129

Construction in progress	1,819,271	403,910	—	2,223,181

Property and equipment—net	$134,892,219	$(1,620,525)	$(5,384)	$133,266,310

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

8.                              ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
Accrued in-house progressive slot jackpots	$542,655	$495,588
Accrued payroll and related benefits	1,639,060	1,677,290
Accrued interest	8,125,000	3,250,000
Accrued credit enhancement fees	636,820	685,659
Accrued other expenses	323,625	355,019
Total accrued liabilities	$11,267,160	$6,463,556

9.                              LONG-TERM DEBT

Long-term debt consisted of the following as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
9 3/4% Senior Notes, net of unamortized issue discount of $1,882,976 and $1,967,289 due 2011	$198,117,024	$198,032,711
Vehicles Notes	46,960	51,937
Capital leases obligations	241,256	262,106
Total Long Term Debt	198,405,240	198,346,754
Less: current portion	(103,126)	(103,545)
Total long-term debt—net of current maturities	$198,302,114	$198,243,209

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

11.      LEGAL MATTERS

Sonoma County Fire Marshal Inspection Case

On October 7, 2002, the Sonoma County Fire Chief (the “County Fire Chief ”) filed an ex parte application for an inspection warrant in the Superior Court of the State of California for the County of Sonoma, seeking to inspect the casino. The Tribe believes that there is no basis for the County’s Fire Chief to assert jurisdiction over the Tribe’s lands, which are governed by tribal and federal law and the Compact. On October 9, 2002, the Tribe removed the case to the United States District Court for the Northern District of California. The County Fire Chief moved to remand and moved for summary judgment and the Tribe moved to dismiss under Federal Rules of Civil procedure 12(b)(6) and 12(b)(7). On December 9, 2004, the Court issued an order granting in part and denying in part the Tribe’s 12(b)(6) motion and denying the County Fire Chief   ‘s summary judgment motion. The order reaffirmed the Court’s prior ruling denying the remand of that Public Law 280 does not authorize the County Fire Chief to inspect the casino. On March 1, 2005 the Court issued an order granting in part and denying in part the Tribe’s 12(b)(7) motion. On March 4, 2005, the Tribe moved for summary judgment, and on April 29, 2005, the Court granted the Tribe’s motion. The County Fire Chief filed a Notice of Appeal on May 26, 2005, at the Ninth Circuit Court of Appeals. Briefing was completed at the Ninth Circuit on November 8, 2005. The case has not yet been set for oral argument.

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

14.      RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS:

Subsequent to the filing of the Authority’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, the Authority identified certain classification errors in its recording of promotional allowances and gaming revenues and losses.  As a result, the Authority has restated the accompanying financial statements for the quarters ended March 31, 2006 and 2005 from amounts previously reported.  The restatement has no impact on Income from Operations, Net Income Before or After Distributions to the Tribe, the Balance Sheet, or net cash flows. .  The following table shows the effect of our restatement:

	Three-Month Period Ended March 31, 2006			Three-Month Period Ended March 31, 2005
	As previously reported	Adjustment	As Restated	As previously reported	Adjustment	As Restated
REVENUE
Casino	$33,136,425	$(615,518)	$32,520,907	$31,726,625	$(699,670)	$31,026,955
Food, beverage & retail	1,603,210	(126,824)	1,476,386	1,566,240	(112,532)	1,453,708
Other	152,855		152,855	181,320		181,320
Gross Revenues	$34,892,490	$(742,342)	$34,150,148	$33,474,185	$(812,202)	$32,661,983

Promotional Allowances	(916,300)	(1,609,588)	(2,525,888)	(792,476)	15,549	(776,927)

Net Revenues	$33,976,190	$(2,351,930)	$31,624,260	$32,681,709	$(796,653)	$31,885,056

OPERATING EXPENSES
Casino	$5,580,232	$(540,891)	$5,039,341	$5,372,268	$(637,840)	$4,734,428
Food,beverage & retail	1,589,890	(273,208)	1,516,682	1,446,610	(83,007)	1,363,603
Selling, general and administrative	13,128,184	(1,737,831)	11,390,353	10,509,868	(75,806)	10,434,062

Total Operating Expenses	$25,817,747	$(2,351,930)	$23,465,817	$22,775,916	$(796,653)	$21,979,263

Cash received from gaming winnings and concessions	$34,194,005	$(2,543,434)	$31,650,571	$32,862,413	$(837,077)	$32,025,336

Cash paid to suppliers	$(14,125,143)	$2,351,930	$(11,773,213)	$(11,544,610)	$796,653	$(10,747,957)
Interest income received	$—	$191,504	$191,504	$—	$40,424	$40,424

Net cash provided by operating activities	$12,256,834	$(191,504)	$12,065,330	$13,249,835	$(40,424)	$13,209,411

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

Results of Operations

The following discussion and analysis should be read together with the Company’s financial statements and related notes thereto included in Item 1 in this Form 10-Q/A and gives effect to the restatement discussed in Note 14 of the Notes to Financial Statements.

Comparison of the three months ended March 31, 2006 and 2005

Net revenues. Our net revenues for the three months ended March 31, 2006 decreased by $0.3 million to $31.6 million from $31.9 million for the three months ended March 31, 2005. The decrease is attributed to the lack of access to our Casino from the Geyserville Bridge in Geyserville, California which was closed from January 1, 2006 through the date of this filing.  The Geyserville Bridge approach is one of the primary routes to our Casino.  The new Geyserville Bridge is expected to better withstand significantly more rainfall and flooding than the previous bridge.  Approximately 96.5% of our net revenues, net of promotional allowance, were from our gaming activities in the first quarter 2006. We generated $26.8 million, or 84.8% of our net revenues, from gaming devices, net of respective promotional allowances of $2.0 million, and $3.7 million, or 11.7% of our net revenues, from table games, net of respective promotional allowance of $37,000 for the three months ended March 31, 2006 compared to $27.7 million from gaming devices, or 86.5% of our net revenues, net of respective promotional allowance of $0.1 million, and $3.4 million, or 10.7% of our net revenue from table games, net of respective promotional allowance of $0, for three months ended March 31, 2005.  Our win per slot machine per day was $190 in the first quarter 2006, which decreased by $5 from $191 in the first quarter 2005. The change in win per slot machine per day is also attributed to the Geyserville Bridge Closure.

We generated $1.0 million, net of promotional allowance of $0.5 million for the three months ended March 31, 2006, and $0.8 million, net of promotional allowance of $0.7 million, in food, beverage and retail sales for the three months ended March 31, 2005. The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances.

Promotional Allowances. Promotional allowances for the three months ended March 31, 2006 were $2.5 million, or 8.0% of net revenues, compared to $0.8 million, or 2.4% of net revenues, for the first quarter 2005. The increase in promotional allowances is attributable to the use of e-coupons.  E-coupons cannot be cashed out and requires the patron to use their Players Club card.  This technology was not available in Q1 2005.

Operating expenses. Operating expenses for the three months ended March 31, 2006 were $23.5 million, or 74.2% of net revenues, compared to $22.0 million, or 68.9% of net revenues, for the first quarter 2005. The increase in operating expenses is attributable to the Casino’s increased operating activities. Operating expense as a percentage of net revenues increased in selling, general and administrative expenses, due to an increased marketing effort to promote the Casino following the closure of the Casino on New Year’s Eve due to flooding in the Geyserville, California area and the traffic interruptions caused by the closure of the Geyserville Bridge.

Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the cost of complimentary activities. Casino expense for three months ended March 31, 2006 increased to $5.0 million, or 16.3% of Casino revenues, net of promotional allowances, from $4.7 million, or 15.3% of Casino revenues, net of promotional allowances for the first quarter 2005.  The increase in Casino expense is attributable to increased operational and labor costs from the establishment of the Poker room, and increases in participation fees on slot machines from the increased number of machines with participatory fee arrangements.

Food, beverage and retail expense for three months ended March 31, 2006 was $1.5 million, or 155.6% of food, beverage ,and retail revenue, net of promotional allowances, increasing from $1.4 million, or 181.5% of food, beverage and retail revenue for the first quarter 2005. We have increased our use of promotional food and beverage as part of our marketing initiatives.  Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

Selling, general and administrative expense for three months ended March 31, 2006 increased by $1.0 million to $11.4 million, or 36.0% of net revenues, from $10.4 million, or 32.7% of net revenues, for the first quarter 2005. The increase in selling, general and administrative expense is attributable to increased marketing efforts to promote the Casino following the closure of the Casino on New Year’s Eve due to flooding in the Geyserville, California area and the traffic interruptions caused by the closure of the Geyserville Bridge.

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

We began paying the credit enhancement fee in June 2003. The credit enhancement fee was $1.6 million, or 5.1% of net revenues, for three months ended March 31, 2006, compared to $1.9 million, or 6.1% of net revenues, for the first quarter 2005. The decrease is attributable to lower net income.

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

Prior to July 1, 2005, TGA and surveillance costs were reimbursed by the Authority as incurred. Tribal Gaming Commission expenses were reported as Gaming  Commission  expenses and surveillance costs were reported in Selling, General and Administrative Expenses on the Statement of Revenues, Expenses and Change in Fund Balance. Effective July 1, 2005, the TGA adopted a regulation on payments of regulatory fees from the Authority. Pursuant to the regulation, the TGA charges us a flat monthly fee of $235,000 to cover any operating expenses incurred by the TGA and surveillance, which are directly related and necessary to the regulation of the Casino. Following the end of each calendar quarter, the TGA shall reconcile the monthly regulatory fee and actual operating expenses and make necessary adjustments. Beginning July 1, 2005, TGA and surveillance expenses are being recorded in Gaming Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Fund Balance.

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

Income from operations. Income from operations for three months ended March 31, 2006 was $8.2 million, or 25.8% of net revenues, compared to $9.9 million, or 31.1% of net revenues, for the first quarter 2005. The decrease in income from operations is attributable to the Casino’s increased marketing and promotional efforts following the closure of the Casino on New Year’s Eve due to flooding in the Geyserville, California area and the traffic interruptions caused by the closure of the Geyserville Bridge.

Other expense, net. Other expense, net for three months ended March 31, 2006 decreased to $5.0 million, or 15.9% of net revenues, from $5.3 million, or 16.8% of net revenues, for first quarter 2005. Other expense, net included $5.2 million of interest expense for the three months ended March 31, 2006, compared to $5.3 million of interest expense for the first quarter 2005. No interest costs were capitalized in 2005 or 2006.

Income before distributions to the Tribe. Income before distributions to the Tribe for three months ended March 31, 2006 decreased by $1.4 million to $3.1 million, or 9.9% of net revenues, from $4.6 million, or 14.3% of net revenues, in the first quarter 2005.

Liquidity and Capital Resources

Since our inception, we have funded our capital expenditures and working capital requirements primarily through debt financing, gaming equipment supplier financing, other financing and operating cash flow.

Construction of our Casino and infrastructure improvements commenced on April 1, 2002. The first portion of our gaming facility was completed in September 2002. As of March 31, 2006, we had spent approximately $155.7 million on the planning, development and construction of our gaming facility, infrastructure, furniture, fixtures and equipment excluding the expansion project. We financed the development with borrowings and development advances.

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

During the spring of 2004, we revised our budget for the expansion project to approximately $73.7 million. We have spent $75.8 million as of March 31, 2006 on design and construction, which was funded through our restricted cash and cash from operations. The excess expenditure of $2.1 million is due to the out of scope work related to our infrastructure portion of the project, which was funded by our operating cash flow. Our final budget estimate is comprised of $39.4 million for the three parking structures, which is $0.5 million more than our original budget, and $34.3 million for infrastructure improvements, which is $8.6 million more than our original estimate. The total cost for the expansion project was greater than original estimates because in an effort to expedite construction, we commenced construction before all design documents were finalized, which resulted in inefficiencies and modifications that caused actual construction costs to exceed budgeted amounts. In addition, the infrastructure improvements portion of our expansion project resulted in higher than expected costs due to weather delays and to unforeseeable soil conditions, which required us to substantially increase the scope of the work and quantity of the construction material.

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

Our current Chief Executive Officer and Assistant Financial Controller (Principal Financial Officer) have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a — 15(e) and 15d — 15(e)) as of the end of the quarterly period ended June 30, 2006 and have concluded that our “disclosure controls and procedures” as of the end of the period covered by this report, which had previously been concluded to be effective, were not effective for the period covered by this report as a result of the restatement described in Note 14 to the financial statements. Since the end of the period covered by this report, there have been personnel changes that have impacted our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving its objectives.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	Exhibits
The Exhibit Index filed herewith is incorporated herein by reference.
(b)	Reports on Form 8-K
None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 17, 2007	RIVER ROCK ENTERTAINMENT AUTHORITY (Registrant)

	By:	/s/ SHAWN S. SMYTH
Shawn S. Smyth, Chief Executive Officer

	By:	/s/ JACOB A. COUGHLIN
Jacob A. Coughlin, Assistant Financial Controller (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by Shawn S. Smyth, Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)
31.2	Certification by Jacob A. Coughlin, Assistant Financial Controller (Principal Financial Officer), pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)
32*

Certification by Shawn S. Smyth, Chief Executive Officer, and by Jacob A. Coughlin, Assistant Financial Controller (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*                    This certification is being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of River Rock Entertainment Authority whether made before or after the date hereof, regardless of any general incorporation language in such filing.