Form 10-Q/A
period 2006-06-30
River Rock Entertainment Authority
filed 2007-04-17
CIK 1288924

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C.  20549

FORM 10-Q/A
Amendment No.1

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

Act)  Yes  ☐

☐  Large Accelerated – Filer     ☐    Accelerated – Filer    ☒  Non Accelerated Filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

RIVER ROCK ENTERTAINMENT AUTHORITY

INDEX TO FORM 10-Q/A

Item	Description	Page
	Explanatory Note

	PART I—FINANCIAL INFORMATION

1.	Financial Statements (unaudited)
	Balance Sheets—June 30, 2006 and December 31, 2005	1
	Statements of Revenues, Expenses and Changes in Fund Deficit—Three-Months ended June 30, 2006 (as restated) and 2005 (as restated) and Six-Months ended June 30, 2006 (as restated) and 2005 (as restated)	2

	Statements of Cash Flows—Six-Months ended June 30, 2006 (as restated) and 2005 (as restated)	3
	Notes to unaudited Financial Statements	4
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

4.	Controls and Procedures	19

	PART II—OTHER INFORMATION

6.	Exhibits and Reports on Form 8-K	19

Signatures		20

Exhibit Index

EXPLANATORY NOTE

River Rock Entertainment Authority (the “Authority”) is filing this Amendment No. 1 to its Report on Form 10Q/A to restate its previously issued financial statements for the quarter ended June 30, 2006, initially filed with the Securities and Exchange Commission (“SEC”) on August 14, 2006.  See Note 14 to the financial statements for further information.

This Form 10Q/A amends and restates only Items 1, 2, and 4 of Part I and Item 6 of Part II of the original filing solely to reflect the effects of the restatement of the Authority’s financial statements for the periods presented.  The remaining Items of the original filing are not amended hereby and are therefore not included herein. Except for the forgoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the original filing, and the Authority has not updated the disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Form 10Q/A should be read in conjunction with Authority filings made with the SEC subsequent to the filing of the original Form 10Q, including any amendments of those filings. In addition, pursuant to the rules of the SEC, exhibits 31.1 and 32 of the original filing have been amended to contain currently dated certifications from our Chief Executive Officer and Principal Financial Officer, as required by Sections 302 of the Sarbanes-Oxley Act of 2002. The updated certifications are attached to this Form 10Q as exhibits 31.1 and 32.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED )

RIVER ROCK ENTERTAINMENT AUTHORITY
 (A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)
BALANCE SHEETS
 (Unaudited )

	June 30, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,943,508	$17,649,658
Restricted cash-current	466,517	666,517
Accounts receivable	165,392	93,252
Inventories	153,095	159,434
Prepaid expenses and other current assets	1,222,524	1,427,906

Total current assets	23,951,036	19,996,767

RESTRICTED CASH—Net of Current	6,737,963	6,706,964

PROPERTY AND EQUIPMENT :
Buildings and building improvements	129,179,774	128,858,771
Furniture, fixtures and equipment	26,711,342	26,015,944
	155,891,116	154,874,715
Accumulated depreciation	(27,412,578)	(21,801,767)
Construction in progress	3,563,265	1,819,271

Property and equipment—net	132,041,803	134,892,219

DEPOSITS AND OTHER ASSETS	5,493,405	6,081,955

TOTAL ASSETS	$168,224,207	$167,677,905

LIABILITIES AND FUND DEFICIT

CURRENT LIABILITIES :
Accounts payable :
Trade	$1,607,306	$2,178,031
Construction	466,517	1,114,618
Accrued liabilities	6,687,779	6,463,556
Current maturities of long-term debt	123,855	103,545

Total current liabilities	8,885,457	9,859,750

Long-Term debt—net of current maturities	198,525,121	198,243,209

Total long-term liabilities	198,525,121	198,243,209

FUND DEFICIT
Invested in capital assets-net of related debt	(66,607,173)	(63,454,535)
Restricted for capital projects	7,204,480	7,373,481
Unrestricted	20,216,322	15,656,000

Total fund deficit	(39,186,371)	(40,425,054)

TOTAL LIABILITIES AND FUND DEFICIT	$168,224,207	$167,677,905

The accompanying notes are an integral part of these unaudited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN FUND DEFICIT

 (Unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2006	2005	2006	2005
REVENUES:	(As restated, see note 14)	(As restated,see note 14)	(As restated,see note 14)	(As restated,see note 14)

Casino	$32,351,668	$34,157,696	$64,872,575	$65,184,651
Food, beverage & retail	1,504,620	1,697,225	2,981,006	3,150,933
Other	144,882	167,812	297,737	349,132

Gross revenues	34,001,170	36,022,733	68,134,504	68,684,716

Promotional allowances	(2,940,273)	(1,438,170)	(5,466,161)	(2,215,097)

Net revenues	31,060,897	34,584,563	62,668,343	66,469,619

OPERATING EXPENSES:
Casino	4,970,006	4,585,700	10,009,347	9,320,128
Food, beverage & retail	1,468,256	1,504,816	2,968,124	2,868,419
Selling, general and administrative	9,608,317	13,163,429	20,998,670	23,597,491
Depreciation	2,871,417	2,757,551	5,731,950	5,391,509
Credit enhancement fee	1,859,210	1,856,802	3,461,627	3,799,651
Gaming commission and surveillance expense	725,991	355,843	1,448,732	892,456
Compact revenue sharing trust fund	333,750	333,750	667,500	667,500

Total Operating expenses	21,836,947	24,557,891	45,285,950	46,537,154

INCOME FROM OPERATIONS	9,223,950	10,026,672	17,382,393	19,932,465

OTHER EXPENSE-Net
Interest expense	(5,220,851)	(5,245,338)	(10,445,483)	(10,592,137)
Interest income	211,474	51,530	402,978	91,954
Loss on sale of assets	(37,709)	—	(41,093)	(33,977)
Other income (expense)—net	(125)	(508)	(112)	(949)

Other expense—net	(5,047,211)	(5,194,316)	(10,083,710)	(10,535,109)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	4,176,739	4,832,356	7,298,683	9,397,356

DISTRIBUTIONS TO TRIBE	(3,060,000)	(3,000,000)	(6,060,000)	(5,180,000)

NET INCOME AFTER DISTRIBUTIONS TO TRIBE	1,116,739	1,832,356	1,238,683	4,217,356

FUND DEFICIT—Beginning of period	(40,303,110)	(45,136,242)	(40,425,054)	(47,521,242)

FUND DEFICIT—End of period	$(39,186,371)	$(43,303,886)	$(39,186,371)	$(43,303,886)

The accompanying notes are an integral part of these unaudited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY
 (A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)
STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Month Period Ended June 30 ,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:	(As restated, see note 14)	(As restated, see note 14)
Cash received from gaming winnings and concessions	$63,079,845	$66,389,281
Cash paid for salaries and benefits	(14,139,101)	(14,887,467)
Cash paid to suppliers	(22,372,724)	(22,545,477)
Cash paid for compact revenue sharing trust fund	(667,500)	(667,500)

Net cash provided by operating activities	25,900,520	28,288,837

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Proceeds from long-term financing	156,747	—
Payments of long-term debt	—	(10,269,712)
Purchases of property and equipment	(2,928,227)	(15,715,958)
Change in restricted cash	169,001	8,820,038
Interest paid	(9,766,011)	(9,987,668)
Credit enhancement fee	(3,664,461)	(3,762,668)
Proceeds from sale of assets	5,600	2,000
Other	77,703	37,645

Net cash used in capital and related financing activities	(15,949,648)	(30,876,323)
CASH FLOW FROM INVESTING ACTIVITIES Interest Income	402,978	91,954
CASH FLOW FROM NON-CAPITAL FINANCING ACTIVITIES:
Distributions to the Tribe	(6,060,000)	(5,180,000)

CHANGE IN CASH AND CASH EQUIVALENTS	4,293,850	(7,675,532)

CASH AND CASH EQUIVALENTS, Beginning of the period	17,649,658	18,618,826

CASH AND CASH EQUIVALENTS, End of the period	$21,943,508	$10,943,294

RECONCILIATION OF INCOME BEFORE DISTRIBUTIONS TO TRIBE TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Income before Distributions to Tribe	$7,298,683	$9,397,356

Adjustments to reconcile income before distribution to Tribe to net cash provided by operating activities:
Depreciation	5,731,950	5,391,509
Interest expense	10,445,483	10,592,137
Interest Income	(402,978)	(91,954)
Credit enhancement fee	3,461,627	3,799,651
Loss on sale of assets	41,093	33,977
Changes in operating assets and liabilities:
Accounts receivable	(72,140)	11,616
Inventories	6,339	(87,341)
Prepaid expenses and other current assets	205,382	(247,745)
Accounts payable	(1,218,900)	(227,803)
Accrued liabilities	403,981	(282,566)
Total adjustments	18,601,837	18,891,481

NET CASH PROVIDED BY OPERATING ACTIVITIES	$25,900,520	$28,288,837

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:
Acquisition of property and equipment through third party financing	$—	$29,256
Acquisition of property and equipment through accounts payable construction	—	450,720

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

Income before distributions to the Tribe was $4,176,739 and $4,832,356 for the three months ended June 30, 2006 and 2005, respectively.   A fund deficit of $39,186,371 exists as of June 30, 2006.   Income before distributions to the Tribe was $7,298,683 and $9,397,356 for the six months ended June 30, 2006 and 2005, respectively.  The Authority’s current assets exceeded its current liabilities by $15,065,579 as of June 30, 2006. On November 7, 2003, the Authority issued $200.0 million in its 9¾% Senior Notes, due 2011 (the “Notes”), and used a portion of the proceeds to reduce its current payables, accruals and debt. The Authority’s ability to fund future debt service payments is dependent upon the success of the Casino. Management believes that the Casino will attract sufficient patronage levels to continue to provide sufficient cash flows and to repay its indebtedness. The Authority reached its substantial completion of the construction of the enhanced parking structure on December 29, 2004.

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

Promotional Allowances—The retail value of food and beverages provided to customers without charge or at a discount is included in Food, beverage and retail revenues and then deducted as promotional allowances. Such amounts that are included in Food, beverage and retail revenues for the three months ended June 30, 2006 and 2005 are $497,198 and $527,493, respectively.  The amounts included in Food, beverage and retail revenues for the six months ended June 30, 2006 and 2005 were $999,031 and $1,230,018, respectively.  The distribution of electronic coupons (e-coupons) to customers is included in Casino revenues and is also deducted as promotional allowances.  The total e-coupons for the three months ended June 30, 2006 and 2005 were $2,093,299 and $388,437, respectively.  The total e-coupons for the six months ended June 30, 2006 and 2005 were $3,741,419 and $388,437, respectively.  The redemption of cash incentives earned by the Players Club members is also recorded as promotional allowances. The cost of cash incentives for the three months ended June 30, 2006 and 2005 were $349,776 and $522,240, respectively, and for the six months ended June 30, 2006 and 2005 were $725,711 and $596,642, respectively.

Food and Beverage Costs—Food and beverage costs include costs associated with food and beverage, excluding amounts reclassified as Casino expenses.  The estimated costs of providing complimentary services are reclassified from food and beverage to Casino expenses.  The costs of such services were $963,699 and $835,332 for the three months ended June 30, 2006 and 2005, respectively.  The costs of such services were $2,029,444 and $1,774,481 for the six months ended June 30, 2006 and 2005, respectively.

Advertising Costs—Advertising costs are expensed the first time advertising takes place. Advertising costs included in selling, general and administrative expenses were $1,191,438 and $2,687,294 for the three months ended June 30, 2006 and 2005, respectively.  Advertising costs for the six months ended June 30, 2006 and 2005, respectively, were $3,423,414 and $3,768,738, respectively.

Gaming Commission & surveillance expenses—The Authority pays for various expenses for the Tribal Gaming Commission and surveillance.  Tribal Gaming Commission expenses were reported as Gaming Commission expenses and surveillance costs were reported in selling, general and administrative expenses on the Statement of Revenues, Expenses and Change in Fund Balance prior to July 1, 2005. Effective July 1, 2005, the Tribal Gaming Commission adopted a regulation on payments of regulatory fees from the Authority.  For fiscal year 2006, Tribal Gaming Commission and surveillance expenses are being recorded in Gaming Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Fund Balance.  Gaming Commission and surveillance expenses for the three months ended June 30, 2006 and 2005 were $725,991 and $670,500, respectively.  Gaming Commission and surveillance expenses for the six months ended June 30, 2006 and 2005 were $1,448,732 and $1,368,150. Surveillance costs are included in the above amounts for the three and six months ended June 30, 2005 were $314,657 and $475,694, respectively and prior to July 1, 2005 were recorded in Selling, General and Administrative Expenses on the Statement of Revenues, Expenses and Change in Fund Deficit.

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

The Authority paid for various expenses for the Tribal Gaming Commission and surveillance in 2006 and 2005.  Prior to July 1, 2005, Tribal Gaming Commission expenses were reported as Gaming Commission expenses and surveillance costs were reported in selling, general and administrative expenses on the Statement of Revenues, Expenses and Change in Fund Balance. Effective July 1, 2005, the Tribal Gaming Commission adopted a regulation on payments of regulatory fees from the Authority.  Gaming Commission and surveillance expenses for the three months ended June 30, 2006 and 2005 were $725,991 and $670,500, respectively.  Gaming Commission and surveillance expenses for the six months ended June 30, 2006 and 2005 were $1,448,732 and $1,368,150, respectively.   Surveillance costs included in the above amounts for the three and six months ended June 30, 2005 were $314,657 and $475,694, respectively and prior to July 1, 2005 were recorded in Selling, General and Administrative Expenses on the Statement of Revenues, Expenses and Change in Fund Deficit.

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

7.                                      PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and June 30, 2006 consisted of the following:

	Balance,			Balance
	December 31,			June 30,
	2005	Additions	Dispositions	2006

Buildings and improvements	$128,858,771	$321,002	$—	$129,179,773
Furniture, fixtures and equipment	26,015,944	871,984	(169,858)	26,718,070
Less accumulated depreciation	(21,801,767)	(5,731,976)	121,165	(27,412,578)
	133,072,948	(4,538,990)	(48,693)	128,485,265

Construction in progress	1,819,271	1,737,267	—	3,556,538

Property and equipment—net	$134,892,219	$(2,801,723)	$(48,693)	$132,041,803

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

California Department of Alcoholic Beverage Control

On September 13, 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on the State Fire Marshal’s interpretation of the Uniform Building Code. In May 2005, an Administrative Law Judge (“ALJ”) heard the Tribe’s appeal of the ABC’s denial and recommended that the ABC reverse itself and approve the license. On August 25, 2005, the ABC announced effective October 11, 2005, it would adopt the ALJ decision to approve the license transfer pending a hearing on protests filed by citizens and government officials. The ABC has received over 65 protests against the license from citizens and government officials. The ABC held a hearing on the protests on March 9, 2006. Following the close of the hearing, a new California court decision, Coffin v. Alcoholic Beverage Control Appeals Board, 139 Cal. App. 4 th  471, 43 Cal. Rptr. 3d 420 (2006), changed the burden of proof in ABC license protest hearings from the protestors to the applicant.  As a result of that decision, the ALJ suspended post-hearing briefing.  On July 20, 2006, the ALJ wrote the parties indicating his tentative decision to conduct a de novo hearing on the protests to the Tribe’s license application under the new burden of proof allocation.  The parties have until approximately August 20, 2006, to inform the ALJ of their views in response to his tentative decision to re-hear the protests.  The decision to approve or deny the license transfer application may be appealed by any parties to the proceeding so long as the appeal is filed within forty  days of the ABC’s decision. The first appeal is to the ABC Appeals Board, and its decision may be appealed to the California State court system.

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

14.   RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS:

Subsequent to the filing of the Authority’s quarterly report on Form 10-Q for the quarter ended June 30, 2006, the Authority identified certain classification errors in its recording of promotional allowances and gaming revenues and losses.  As a result, the Authority has restated the accompanying financial statements for the three and six month periods ended June 30, 2006 and 2005 from amounts previously reported.  The restatement has no impact on Income from Operations, Net Income Before or After Distributions to the Tribe, the Balance Sheet, or net cash flows.  The following table shows the effect of our restatement:

	Three-Month Period Ended June 30, 2005			Six-Month Period Ended June 30, 2005
	As previously reported	Adjustment	As Restated	As previously reported	Adjustment	As Restated
REVENUE
Casino	$34,841,866	$(684,170)	$34,157,696	$66,568,491	$(1,383,840)	$65,184,651
Food, beverage & retail	1,838,121	(140,896)	1,697,225	3,404,361	(253,428)	3,150,933
Other	167,812			167,812	349,132	349,132
Gross Revenues	$36,847,799	$(825,066)	$36,022,733	$70,321,984	$(1,637,268)	$68,684,716

Promotional Allowances	(1,055,708)	(382,462)	(1,438,170)	(1,848,184)	(366,913)	(2,215,097)

Net Revenues	$35,792,091	$(1,207,528)	$34,584,563	$68,473,800	$(2,004,181)	$66,469,619

OPERATING EXPENSES
Casino	$5,220,805	$(635,105)	$4,585,700	$10,593,073	$(1,272,945)	$9,320,128
Food, beverage & retail	1,617,370	(112,554)	1,504,816	3,063,980	(195,561)	2,868,419
Selling, general and administrative	13,623,298	(459,869)	13,163,429	24,133,166	(535,675)	23,597,491

Total Operating Expenses	$25,765,419	$(1,207,528)	$24,557,891	$48,541,335	$(2,004,181)	$46,537,154

Cash received from gaming winnings and concessions				$68,485,416	$(2,096,135)	$66,389,281

Cash paid to suppliers				$(24,549,658)	$2,004,181	$(22,545,477)
Interest Income				$—	$91,954	$91,954

	Three-Month Period Ended June 30, 2006			Six-Month Period Ended June 30, 2006
	As previously reported	Adjustment	As Restated	As previously reported	Adjustment	As Restated
REVENUE
Casino	$32,958,603	$(606,935)	$32,351,668	$66,095,028	$(1,222,453)	$64,872,575
Food, beverage & retail	1,634,022	(146,216)	1,487,806	3,237,232	(273,040)	2,964,192
Other	144,882			144,882	297,737	297,737
Gross Revenues	$34,737,507	(753,151)	$33,984,356	$69,629,997	(1,495,493)	$68,134,504

Promotional Allowances	(717,822)	(2,222,451)	(2,940,273)	(1,634,122)	(3,832,039)	(5,466,161)

Net Revenues	$34,019,685	$(2,975,602)	$31,044,083	$67,995,875	$(5,327,532)	$62,668,343

OPERATING EXPENSES
Casino	$5,518,357	$(548,351)	$4,970,006	$11,098,589	$(1,089,242)	$10,009,347
Food, beverage & retail	1,689,064	(237,622)	1,451,442	3,278,954	(310,830)	2,968,124
Selling, general and administrative	11,797,946	(2,189,629)	9,608,317	24,926,130	(3,927,460)	20,998,670

Total Operating Expenses	$24,795,735	$(2,975,602)	$21,820,133	$50,613,482	$(5,327,532)	$45,285,950

Cash received from gaming winnings and concessions				$68,810,355	$(5,730,510)	$63,079,845
Cash paid to suppliers				$(27,700,256)	$5,327,532	$(22,372,724)
Interest Income				$—	$402,978	$402,978

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

Comparison of the three months ended June 30, 2006 and 2005

Net revenues.   Our net revenues for the three months ended June 30, 2006 decreased by $3.6 million to $31.0 million from $34.6 million for the three months ended June 30, 2005.  The decrease is attributed to the lack of accessibility to our Casino due to the damage and resulting closure of the Geyserville Bridge in Geyserville, California.  The Geyserville Bridge approach is one of the primary routes to our Casino.  The new Geyserville Bridge is expected to better withstand significantly more rainfall and flooding than the previous bridge.  Approximately 96.5% of our net revenues were from our gaming activities, net of promotional allowances, in the second quarter 2006. We generated $26.4 million, or 85.2% of our net revenues from gaming devices, net of respective promotional allowances of $2.4 million, and $3.5 million, or 11.3% of our net revenues from table games, net of respective promotional allowances of $51,000 for the three months ended June 30, 2006 compared to $29.5 million from gaming devices, or 85.3% of our net revenues, net of respective promotional allowances of $0.9 million, and $3.8 million from table games, or 10.9% of our net revenues, net of promotional allowances of $0 for three months ended June 30, 2005. Our win per slot machine per day was $185 in the second quarter 2006, which decreased by $18 from $203 in the second quarter 2005.  The change in win per slot machine per day is attributed to reduced volume of play and the timing of transitioning from older gaming devices to newer and more popular games.

We generated $1.0 million, net of promotional allowance of $0.5 and $1.2 million, net of promotional allowance of $0.5, in food, beverage and retail sales for the three months ended June 30, 2006 and 2005, respectively.  The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances.  The decreases are attributable to the lower volume of guests resulting from the interruptions caused by the flooding in Geyserville, California and the subsequent closure of the Geyserville Bridge.

Promotional Allowances.   Promotional allowances for the three months ended June 30, 2006 were $2.9 million, or 9.4% of net revenues, compared to $1.4 million, or 4.2% of net revenues, for the second quarter 2005. The increase in promotional allowances is attributable to the expanded use of e-coupons.  E-coupons cannot be cashed out and requires the patron to use their Players Club card.  This technology was not available until late 2005.

Operating expenses.   Operating expenses for the three months ended June 30, 2006 were $22.0 million, or 70.9% of net revenues, compared to $24.6 million, or 71.0% of net revenues, for the second quarter of 2005. The decrease in operating expenses is attributable to increased efforts in the area of operational efficiencies, largely due to a hiring freeze and changing from cash incentives, recorded as operating expense in 2005, to E-coupons in 2006, which are reflected in promotional allowances. The reason for the change from cash incentives to E-coupons in 2006 versus 2005 was because E-coupon technology was not generally available until late 2005.  Operating expenses as a percentage of net revenues decreased due to the reduction in operating expenses during the third quarter 2006.

Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the cost of complimentary activities.  Casino expense for three months ended June 30, 2006 increased to $5.0 million, or 16.3% of Casino revenues, net of promotional allowances, from $4.6 million, or 13.6% of Casino revenues, net of promotional allowances, for the second quarter 2005. The increase in Casino expense is attributable to increased operational costs from the formation of the Poker room, which led to increases in labor costs in gaming operations, and also increases in participation fees on slot machines from increasing the number of machines on participatory fee arrangements.

Food, beverage and retail expense for three months ended June 30, 2006 was $1.5 million, or 146.5% of food, beverage and retail revenue, net of promotional allowances,  from $1.5 million, or 128.6% of food, beverage and retail revenue, net of promotional allowances for the second quarter of 2005. We have increased our use of promotional food and beverage as part of our marketing for initiatives.  Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

Selling, general and administrative expense for three months ended June 30, 2006 decreased by $3.6 million to $9.6 million, or 30.9% of net revenues, from $13.2 million, or 38.1% of net revenues, for the second quarter of 2005. The decrease in selling, general and administrative expense is attributable to reductions in payroll from a hiring freeze during an evaluation of vacant positions from attrition, higher legal fees in 2005 due to the timing differences in liquor licensing hearings, reduction in advertising costs as well as restructuring the marketing department and other operational changes.

Depreciation expense for three months ended June 30, 2006 was $2.9 million, compared to $2.8 million, for the second quarter of 2005. Depreciation expense was computed using the straight-line method over the useful lives of property, plant and equipment. The increase in depreciation expense is due to the addition of depreciable assets.

We have been paying the credit enhancement fee since June 2003. The credit enhancement fee was $1.9 million, or 6.1% of net revenues, for three months ended June 30, 2006, equal to $1.9 million, or 5.4% of net revenues, for the second quarter of 2005.

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

Income from operations.   Income from operations for three months ended June 30, 2006 was $9.2 million, or 29.7% of net revenues, compared to $10.0 million, or 29.0% of net revenues, for the second quarter of 2005.  The decrease in income from operations is attributable to the decrease in volume of play due to the Geyserville bridge closure and the increased Casino, Gaming Commission and surveillance operating expense.

Other expense, net.   Other expense, net for three months ended June 30, 2006 decreased to $5.0 million, or 16.1% of net revenues, from $5.2 million, or 15.0% of net revenues, for second quarter of 2005.  Other expense, net included $0.2 million of interest income for the three months ended June 30, 2006, compared to $0.1 million of interest income for the second quarter of 2005.

Income before distributions to the Tribe.   Income before distributions to the Tribe for three months ended June 30, 2006 decreased by $0.6 million to $4.2 million, or 13.5% of net revenues, from $4.8 million, or 14.0% of net revenues, in the second quarter of 2005.

Comparison of the six months ended June 30, 2006 and 2005

Net revenues.   Our net revenues for the six months ended June 30, 2006 decreased by $3.8 million to $62.7 million from $66.5 million for the six months ended June 30, 2005.  The decrease is attributed to the lack of accessibility to our Casino due to the damage and resulting closure of the Geyserville Bridge in Geyserville, California.  The bridge closure has resulted in the redirection of our marketing efforts that are still in transition.  Approximately 96.3% of our net revenues were from our gaming activities in the first six months of 2006. We generated $53.2 million, or 84.8% of our net revenues, from gaming devices, net of respective promotional allowances of $4.4 million, and $7.2 million, or 11.5% of our net revenues from table games, net of respective promotional allowances of $0.1million for the six months ended June 30, 2006, compared to $57.0 million from gaming devices, or 85.7% of our net revenues, net of respective promotional allowances of  $1.0 million, and $7.2 million from table games, or 10.8% of our net revenues, net of respective promotional allowances of $0 for six months ended June 30, 2005. Our win per slot machine per day was $187 in the first six months of 2006, which decreased by $10 from $197, in the first six months of 2005.  The change in win per slot machine per day is attributed to reduced volume of play and the timing of transitioning from older gaming devices to newer and more popular games.

We generated $2.0 million, net of promotional allowance of $1.0 and $2.0 million, net of promotional allowance of $1.2, in food, beverage and retail sales for the six months ended June 30, 2006 and 2005, respectively.  The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances.

Promotional Allowances.   Promotional allowances for the six months ended June 30, 2006 were $5.5 million, or 8.8% of net revenues, compared to $2.2 million, or 3.3% of net revenues, for the six months ended June 30, 2005. The increase in promotional allowances is attributable to the expanded use of e-coupons.  E-coupons cannot be cashed out and requires the patron to use their Players Club card.  This technology was not available until late 2005.

Operating expenses.   Operating expenses for the six months ended June 30, 2006 were $45.3 million, or 72.2% of net revenues, compared to $46.5 million, or 70.0% of net revenues, for the six months ended June 30, 2005. The increase in operating expenses is attributable to the Casino’s increased operating activities commencing the first quarter of 2006 from the addition of Poker as a gaming amenity.  Operating expense as a percentage of net revenues increased due to an increased marketing effort to promote the Casino following the closure of the Casino on New Year’s Eve due to flooding in the Geyserville, California area and the traffic interruptions caused by the closure of the Geyserville Bridge since the first quarter of 2006.

    Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the costs of complimentary activities. Casino expense for six months ended June 30, 2006 increased to $10.0 million, or 16.3% of Casino revenues from $9.3 million, or 14.4% of Casino revenues for the first six months of 2005.  The increase in Casino expense is attributable to increased operational costs from the formation of the Poker room, increase in labor costs in gaming operations and increase in participation fees on slot machines.

Food, beverage and retail expense for six months ended June 30, 2006 was $3.0 million, or 151.0% of food, beverage and retail revenue, net of promotional allowances, increasing from $2.9 million, or 149.3% of food, beverage and retail revenue, net of promotional allowances, for the first six months of 2005.  We have increased our use of promotional food and beverage as part of our marketing for repeat customers.  Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

Selling, general and administrative expense for six months ended June 30, 2006 decreased by $2.6 million to $21.0 million, or 33.5% of net revenues, from $23.6 million, or 35.5% of net revenues, for the first six months of 2005. The decrease in selling, general and administrative expense is attributable to reductions in payroll from a hiring freeze, during an evaluation of vacant positions from attrition, higher legal fees in 2005, due to the continued legal process involved in our liquor licensing hearings, a reduction in advertising costs from restructuring the marketing department’s approach to focus more on direct marketing as well as other operational changes.

Depreciation expense for six months ended June 30, 2006 was $5.7 million, compared to $5.4 million, for the first six months of 2005. Depreciation expense was computed using the straight-line method over the useful lives of property, plant and equipment. The increase in depreciation expense is due to the addition of depreciable assets.

The credit enhancement fee was $3.5 million, or 5.6% of net revenues, for six months ended June 30, 2006, compared to $3.8 million, or 5.7% of net revenues, for the first six months of 2005. The decrease in credit enhancement fee is directly attributable to lower net income.

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

Income from operations.   Income from operations for six months ended June 30, 2006 was $17.4 million, or 27.8% of net revenues, compared to $19.9 million, or 30.0% of net revenues, for the first six months of 2005.  The decrease in income from operations is attributable to the decrease in volume of play due to the Geyserville Bridge closure and the increase in Casino, Gaming Commission and Surveillance operating expense.

Other expense, net.   Other expense, net for six months ended June 30, 2006 decreased to $10.1 million, or 16.1% of net revenues, from $10.5 million, or 15.9% of net revenues, for the first six months of 2005.  Other expense, net included $0.4 million of interest income for the six months ended June 30, 2006, compared to $0.1 million of interest income, for the six months ended June 30, 2005.

Income before distributions to the Tribe.   Income before distributions to the Tribe for six months ended June 30, 2006 decreased by $2.1 million to $7.3 million, or 11.6% of net revenues, from $9.4 million, or 14.1% of net revenues, in the first six months of 2005.

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

During the spring of 2004, we revised our budget for the expansion project to approximately $73.7 million.  We have spent $75.8 million as of June 30, 2006 on design and construction, which was funded through our restricted cash and cash from operations.  The excess expenditure of $2.1 million is due to the out of scope work related to our infrastructure portion of the project, which was funded by our operating cash flow.  Our final budget estimate is comprised of $39.4 million for the three parking structures, which is $0.5 million more than our original budget, and $34.3 million for infrastructure improvements, which is $8.6 million more than our original estimate.  The total cost of the expansion project was greater than original estimates because in an effort to expedite construction, we commenced construction before all design documents were finalized, which resulted in inefficiencies and modifications that caused actual construction costs to exceed budgeted amounts.  In addition, the infrastructure improvements portion of our expansion project resulted in higher than expected costs due to weather delays and to unforeseeable soil conditions, which required us to substantially increase the scope of the work and quantity of the construction material.

As of June 30, 2006, we spent $0.8 million on the development of an approximately 18-acre parcel of land adjacent to the Tribe’s reservation (referred to as the “Dugan Property”) which is expected to include an additional access road to our Casino. We have $4.5 million remaining in a restricted account funded from the proceeds of our Notes Offering for the development of the Dugan Property.

Our capital expenditures for six months ended June 30, 2006 and 2005 were $2.9 million and $31.3 million, respectively. The decrease in 2006 is attributable to the completion of our expansion project in 2005 along with infrastructure improvements in the first quarter of 2005.

As of June 30, 2006, we had cash and cash equivalents net of restricted cash of $21.9 million, as compared to $17.6 million, as of December 31, 2005. As of June 30, 2006, we had restricted cash of $7.2 million, as compared to $7.4 million, as of December 31, 2005. Our principal source of liquidity during the six months ended June 30, 2006 consisted of cash flow from operating activities. Net cash provided by operating activities for six months ended June 30, 2006 was $26.3 million, a decrease of $2.1 million from $28.4 million in 2005. The decrease in our net cash provided by operations is a result of decreased operating activities and lower casino revenues in 2006.

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

Net cash used for capital and related financing activities for the six months ended June 30, 2006 was $15.9 million, compared to $30.9 million, for six months ended June 30, 2005.  Cash flow used in capital and related financing activities was primarily for payment of the credit enhancement fee and interest payments.  Cash flow from investing activities for the six months ended June 30, 2006 was $0.4 million, compared to $0.1 million, for the six months ended June 30, 2005.  Cash flow from investing activities consisted of interest income from investing excess cash.  Cash flow used in non-capital financing activities for the six months ended June 30, 2006 was $6.1 million, an increase of $0.9 million from $5.2 million, for six months ended June 30, 2005.  Cash flow used in non-capital financing activities consisted of distributions to the Tribe.  The increase is due to permitted increase in distributions when comparing the first quarter of 2005 and 2006.  In the first quarter 2005, the Tribal distribution consisted of $500,000 per month, plus $680,000 for construction costs for a total of $2,180,000, as compared to $3,000,000 for the first quarter of 2005.  As permitted, on April 1, 2006, our payments to the Tribe increased from $1.0 million per month to $1.02 million under the Indenture.

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

We had initially applied for a liquor license for our Casino in 2002. On September 13, 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on the State Fire Marshal’s interpretation of the Uniform Building Code. In May 2005, an Administrative Law Judge (“ALJ”) heard the Tribe’s appeal of the ABC’s denial and recommended that the ABC reverse itself and approve the license. On August 25, 2005, the ABC announced effective October 11, 2005, it would adopt the ALJ’s decision to approve the license transfer pending a hearing on protests filed by citizens and government officials. The ABC has received over 65 protests against the license from citizens and government officials. The ABC held a hearing on the protests on March 9, 2006. Following the close of the hearing, a new California court decision, Coffin v. Alcoholic Beverage Control Appeals Board, 139 Cal. App. 4 th  471, 43 Cal. Rptr. 3d 420 (2006), changed the burden of proof in ABC license protest hearings from the protestors to the applicant.  As a result of that decision, the ALJ suspended post-hearing briefing.  On July 20, 2006, the ALJ wrote the parties indicating his tentative decision to conduct a de novo hearing on the protests to the Tribe’s license application under the new burden of proof allocation.  The parties have until approximately August 20, 2006, to inform the ALJ of their views in response to his tentative decision to re-hear the protests.  The decision to approve or deny the license transfer application may be appealed by any parties to the proceeding so long as the appeal is filed within forty days of the ABC’s decision. The first appeal is to the ABC Appeals Board, and its decision may be appealed to the California State court system.

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
Chief Executi6ve Officer

	By:	/s/ Jacob A. Coughlin
Jacob A. Coughlin,
Assistant Financial Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by Shawn S. Smyth, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Jacob A. Coughlin, Assistant Financial Controller (Principal Financial Officer), pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

32*

Certification by Shawn S. Smyth, Chief Executive Officer and by Jacob A. Coughlin, Assistant Financial Controller (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*

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