Form 10-K
period 2006-12-31
River Rock Entertainment Authority
filed 2007-04-17
CIK 1288924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

NONE

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a Large Accelerated filer, an Accelerated filer, or a Non-accelerated filer (as defined in Exchange Act Rule 12b-2). Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $0 on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006).

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

PART I

Item 1. Business.

OVERVIEW

River Rock Entertainment Authority (“we,” “us,” “our” or the “Authority”) is a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians of California (the “Tribe”). The Tribe is a federally recognized Indian tribe with 947 enrolled members, with an approximately 75-acre reservation in Sonoma County, California. We were formed in 2003 as an unincorporated governmental instrumentality of the Tribe, to own and operate the River Rock Casino in Sonoma County, California. The River Rock Casino had previously operated as a wholly-owned governmental operating property of the Tribe.

The Indian Gaming Regulatory Act of 1988, (“IGRA”) as amended, permits federally recognized Indian tribes to conduct casino gaming operations on certain Indian lands, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of California entered into a compact (the “Compact”) in September, 1999 which became legally effective when it was approved by the U.S. Department of the Interior and notice of approval was published in the Federal Register in May, 2000. The Compact authorizes certain forms of Class III casino gaming, including slot machines and house-banked card games.

Our physical address is 3250 Highway 128 East, Geyserville, California 95441, our mailing address is P.O. Box 908 Healdsburg, California 95448 and our telephone number is (707) 857-2777.

Our River Rock Casino

We own and operate the River Rock Casino, a gaming and entertainment facility located on the Tribe’s reservation, approximately 75 miles north of San Francisco, California. Our 62,000 square-foot gaming and entertainment facility, which is located in the Alexander Valley, has views of the surrounding countryside, is open 24-hours a day, seven days a week, and currently features:

•                  35,500 square feet of gaming space containing 1,570 slot and video poker gaming machines, 22 table games featuring Blackjack, Three Card Poker, Mini Baccarat and Pai Gow Poker, and 6 tables featuring Texas Hold’em Poker. We offer state-of-the-art gaming devices including video poker, video keno, progressive slots and guest favorites, such as Fort Knox, Red Hot 7’s, Hot Shot, Jackpot Party, Quick Hits and other various themes;

•                  both smoking and non-smoking gaming rooms in order to satisfy customer preferences;

•                  the Players Club, a player tracking system which offers our guests incentives for additional play;

•                  the Quail Run Restaurant, offering 24-hour menu dining, with lunch, dinner and Sunday brunch buffets, and 152 indoor seats and 96 outdoor seats, overlooking the Alexander Valley wine region and the Russian River;

•                  two snack bars, a lounge, the Oak Bar, which offers “bar top” video poker games in an elegant setting, a gift shop and a historic and contemporary Pomo basketry and art display;

•                  three parking structures and an adjacent parking lot allows us to accommodate approximately 1,584 customer vehicles;

•                  an Arts and Crafts California Bungalow-style design and furnishings, incorporating Native American elements, that feature a cultural arts collection of traditional and contemporary Pomo art, including historical basketry for which the Tribe is known. The interior of our gaming facility utilizes an extensive amount of wooden casework and natural rock to emphasize the architectural style found throughout California wine country. In keeping with this motif, our gaming facility’s counters are constructed of natural stone and wood, and oak wainscoting grace the food and beverage facilities.;

•                  a location in the heart of the beautiful Alexander Valley with spectacular views of the surrounding countryside. Guests entering our gaming facility are treated to a large, open-beamed porte cochere that faces out towards sweeping vistas of Alexander Valley vineyards. Our gaming and entertainment facility was designed to capitalize on the scenic vistas with the food and beverage facilities strategically placed to feature the expansive views;

In addition, to enhance the comfort of our guests, we have installed a state-of-the-art ventilation system that greatly reduces cigarette smoke and impurities, circulates air from the ground level and provides 100% fresh-air return. Our gaming facility also incorporates other environmentally sensitive engineering features, including irrigation using surplus wastewater and non-intrusive lighting in the parking lot. Furthermore, our state-of-the-art back-up and redundant generators are designed to provide electricity in the event of a power failure.

We maintain a digital surveillance system that tracks the entire casino floor to secure our facility and operations. We employ a 61 officer security force.

Our Market

Our gaming facility is accessible to all the residents of the San Francisco Bay area, including those within Sonoma, Marin, Mendocino, Napa, San Mateo, Contra Costa, San Francisco, Alameda and Lake Counties. Our primary market thus includes the major Bay area metropolitan cities of San Francisco and Oakland, and the smaller cities of San Rafael, Berkeley, Santa Rosa and Petaluma. According to 2004 Scarborough, Simmons & MRI studies, there are 6.9 million residents in the greater San Francisco Bay Area and surrounding counties and the median household income for the San Francisco Bay Area was approximately $73,864 per annum.

Our Marketing Strategy

Our marketing strategy continues significant focus on increased drive-up volume. Our advertising program reallocated our use of many broad reach mediums to a more targeted direct mail program, aimed at the growing player database. Our use of the Players Club database identifies new profitable market segments that we are reaching with our direct mail program. Other elements of our marketing program included:

•                  tailored programs to increase Players Club Card sign-ups and usage;

•                  implementation of a sales program to tap into the annual tourism market;

•                  continued use of special events and promotions to broaden our market share; and

•                  maintenance of the bus program as a secondary mode of attracting guests to our gaming facility.

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

High Quality Products and Amenities.     Our gaming facility offers state-of-the-art gaming devices and table games in an upscale, relaxed gaming environment. Our gaming devices feature comprehensive, integrated cashless technology permitting faster wagering and payouts. In addition, our restaurant offers premium food and beverages and was designed to capitalize on the spectacular views of the Alexander Valley. Our gaming and food and beverage facilities emphasize a high level of customer service, created and maintained through comprehensive employee training.

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

Our Business Strategy

Our strategy is to grow our business by increasing the number and duration of visits to our gaming facility, and increasing the average revenue per visit by offering an upscale gaming and entertainment experience. Throughout 2006, we engaged in significant marketing initiatives, such as television commercials, extensive billboards, print, broadcast, promotional and mail advertising programs.

Implement our Expanded Marketing Plan.     In 2006 we continued with a comprehensive marketing plan to promote our location as the closest and most accessible gaming facility to nearly all of the residents of the San Francisco Bay area, Sonoma, Napa and Lake Counties. This helped promote our amenities and encouraged guests to become more familiar with our gaming facility, so they would visit more frequently and for longer durations. Our marketing mediums included billboard signage in the San Francisco Bay area and along Highway 101, production of three television commercials, more diverse print, broadcast, promotional and direct mail advertising programs, and sponsorship of selected events, organizations and activities. We also expanded our cooperative marketing programs with local businesses, wineries, hotels and restaurants.

Build Customer Loyalty.     We have instituted programs to engender loyalty from our customers by rewarding frequent play. One such existing program is our Players Club.  This club qualifies customers for differing levels of cash and awards based upon their level of slot and table game play. Our comprehensive player tracking system allows us to track wagering levels and length of play.  This helps us evaluate and identify our best customers in order to provide incentives to foster customer loyalty and more frequent and longer visits. Our database of players has grown to 249,502 as of December 31, 2006. We have also promoted more frequent and longer visits and increased wagering at off-peak demand periods through promotions such as our “Hot Nights, Cool Cash” and “Pick Your Dream Car” programs. These promotions offer customers cash rewards on weekday nights and has resulted in increased net revenue whenever offered.

Capitalize on the Tourism Appeal of the Alexander Valley and Wine Country.     The picturesque Alexander Valley region is a premier tourist destination. We intend to capitalize on its appeal, including its reputation as one of California’s premier wine producing regions, to further expand our customer base. Our location benefits from the large number of annual visitors to the world renowned wineries of Sonoma and Napa counties. Sonoma County receives approximately 7.0 million tourists annually and approximately 4.9 million tourists visit Napa County annually.

Operate our Facility as an Upscale Gaming and Entertainment Experience.     We operate our facility as an upscale gaming and integrated entertainment experience, featuring quality service in a friendly environment. Our premium food and beverage operations supplement our gaming experience, offering high quality dining 24-hours a day. Our other features and amenities, including our expansive views, gift shop and cultural exhibit completes the  entertainment experience and creates a lively, exciting environment for our guests.

Maintain our Bus Program.     Through 2006, we maintained our line and charter bus program to provide customer transportation to our gaming facility. We believe that this program enabled us to maximize our number of guests during the off-peak times.  Our guests have appreciated the convenience offered by this program and we have experienced an increase in the use of our bus program.  We operated an average of approximately 33 buses a day in 2006. Our bus program brings guests from San Francisco, San Mateo, Contra Costa, Alameda and Marin Counties.  Our River Rock Line Run guests pay between $8 to $13 roundtrip to and from our Casino. Upon arrival, they receive an incentive package in the range of $15 to $25 to use on gaming in our Casino. Our special charter bus guests also receive $20 to use on gaming in our Casino.

COMPETITION

Federal and California law currently permits Class III casino gaming only on federally recognized tribal lands pursuant to compacts negotiated with the State of California and approved by the U.S. Secretary of the Interior. Class II gaming for tribes is permitted only on federally recognized tribal lands. There are currently 55 tribes operating 56 compacted gaming facilities in the State of California. The closest existing competitors are the Hopland Sho-Ka-Wah Casino, located approximately 35 miles north of the Tribe’s reservation, the Konocti Vista Casino, located approximately 45 miles northeast of the Tribe’s reservation, and Cache Creek Indian Casino and Bingo, located approximately 40 miles east of the Tribe’s reservation. Several potential competitors are attempting to develop and open casinos near our facility. In April 2003, the Federated Indians of the Graton Rancheria, also known as the Coast Miwoks, announced plans to purchase land in Sonoma County near Highway 37 and Lakeville Highway, approximately 20 miles south of our gaming facility and closer to San Francisco. The announced plans include construction of a casino-hotel complex that will be managed by Station Casinos, Inc. based in Las Vegas, Nevada.  As a result of environmental opposition to the development of such location, the Federated Indians of the Graton Rancheria announced plans to move the proposed casino-hotel complex to a site near Rohnert Park, California. The Rohnert Park City Council has approved an agreement with the Federated Indians of the Graton Rancheria to share with Rohnert Park and various community groups, approximately $200.0 million over 20 years, to offset the impact of the proposed project. The Lytton Band of Pomo Indians is operating a gaming facility with Class II gaming machines at the site of the former San Pablo Card Room, located in the City of San Pablo, near Oakland, California, on land that was placed in trust for the Tribe, through congressional legislation. The Lytton Band has signed a compact with Governor Arnold Schwarzenegger for operating Class III casino gaming on the San Pablo site, but the state legislature has withheld its approval.  Each project described above faces numerous obstacles including negotiation and approval of a compact with the State of California, approval from the Bureau of Indian Affairs to put the land, on which the project would be located, into federal trust on behalf of the tribe, and certain environmental approvals.

In addition, there are a number of other Indian tribes, including the Scotts Valley Band of Pomo Indians and the Guidiville Band of Pomo Indians, who have announced preliminary plans to develop gaming projects in the San Francisco Bay area. We also compete with other forms of gaming such as statewide lotteries, live and simulcast pari-mutuel wagering and card rooms.

Many of our competitors serve alcoholic beverages on their premises. We have not yet obtained a liquor license for our Casino. We had initially applied for a liquor license for our Casino in 2002. In September 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on a building code interpretation by a state officer who was later determined to lack jurisdiction to make a code determination, and did so without consulting the Tribe’s building code official having jurisdiction. The Tribe appealed and, in May 2005, an Administrative Law Judge ruled for the Tribe and recommended that the ABC reverse itself and approve the license, which ABC did as of October 2005, pending a hearing on the protests. The ABC has received approximately 65 protests to issuance of the license from various citizens and local government officials. The ABC had scheduled a hearing on those protests in May 2007, which was recently continued by stipulation of the parties to August 2007 because the Tribe and various protestants are engaged in settlement discussions with respect to certain protest issues. The Tribe intends to vigorously defend its application and believes the protests are without merit.

EMPLOYEE AND LABOR RELATIONS

As of December 31, 2006, we had 660 full and part-time employees. Our employees are not covered by any collective bargaining agreements. We believe that our relations with our employees are good. Provisions in a labor ordinance the Tribe was required to adopt, as part of the 1999 compact agreement, permits opportunities for unions to attempt to organize our labor force. In addition, a recent decision by the United States Court of Appeals for the District of Columbia upheld a finding by the National Labor Relations Board that the National Labor Relations Act is applicable to tribal casinos.

REGULATION

General

We are subject to special federal and tribal laws applicable to commercial relationships with tribes and the management and financing of casinos owned by an Indian tribe. In addition, we are regulated by certain federal laws applicable to the gaming industry generally, with respect to the use of certain gaming equipment, and specifically applicable to the Indian gaming market. We are also regulated by the provisions of the Compact, which have been ratified under state law and are based in part on the California constitution and other state laws and policies. The following description of the regulatory environment, in which Indian gaming takes place and in which we operate our gaming facility, is only a summary and not a complete recitation of all applicable law. Moreover, our regulatory environment is more susceptible to changes in public policy considerations than others. Changes in these laws could have a material adverse impact on our operations.

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

The NIGC is empowered to inspect and audit all Indian gaming facilities, conduct background checks on certain persons associated with Indian gaming, hold hearings, issue subpoenas, take depositions, adopt regulations, assess fees and impose civil penalties for violations of IGRA. IGRA also provides for federal criminal penalties for illegal gaming on Indian land and for theft from Indian gaming facilities. The NIGC has adopted rules implementing certain provisions of IGRA. These rules govern, among other things, the submission and approval of tribal gaming ordinances or resolutions and the maintenance of minimum internal control standards for the operation of gambling games and equipment. IGRA and the NIGC regulations require an Indian tribe to have the sole proprietary interest in, and to maintain a high level of responsibility for, the conduct of any gaming on its lands. Tribes are required to issue gaming licenses under articulated standards, conduct or commission financial audits of their gaming enterprises, perform or commission background investigations for primary management officials and key employees, and maintain facilities in a manner that adequately protects the environment and the public health and safety. These rules also set out review and reporting procedures for tribal licensing and background activities.

Classes of Gaming.      IGRA classifies gaming that may be conducted on Indian lands into three categories: Class I gaming includes social games solely for prizes of minimal value or traditional forms of Indian gaming engaged in by individuals as part of, or in connection with, tribal ceremonies or celebrations. Class II gaming includes bingo and pull tabs, lotto, punch boards, tip jars, instant bingo and other games similar to bingo if those games are played at the same location as bingo is played, and non-banked card games (such as poker) if permitted within the state. Class III gaming includes all other forms of gaming, such as slot machines, table games, lotteries, sports betting and pari-mutuel wagering.

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

•                  an Indian tribe has sole proprietary interest and responsibility for the conduct of gaming; and

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

Licensing and Registration Requirements of the Compact and State Regulation

Compact.      The Compact requires that any person who directly or indirectly extends financing to the Tribe’s gaming facility or gaming operation must be licensed as a “financial source” by the TGA. However, as permitted by the Compact, the TGA has exempted federally and state regulated banks and savings and loan associations, as well as persons who hold less than 10% of our $200.0 million of 9-3/4% Senior Notes, due 2011 (the “Notes”). For an applicant who is a non-exempt business entity, these licensing provisions also apply to the entity’s officers, directors, principal management employees, owners (if an unincorporated entity), partners and greater than 10% shareholders. Under the Compact, a permanent license cannot be issued unless the TGA has conducted an investigation as to the suitability of the applicant. Any application for a gaming license may be denied, and any license issued may be revoked, if the TGA determines the applicant to be unsuitable or otherwise unqualified for a gaming license. Each license is subject to review for compliance at least every two years.

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

From March 2000 through December 2001, the Tribe obtained 1,250 gaming device licenses through a process conducted by a public accounting firm retained by a number of tribes under the Compact, thus permitting the Tribe to operate up to a total of 1,600 gaming devices. Following the allocation, the California Attorney General opined that only the CGCC has the authority to issue gaming device licenses under the compacts and the Governor of California ordered the CGCC to control and monitor the gaming device licensing process. In June 2002, the CGCC ratified all gaming device license issued to the Tribe and the other tribes in the earlier process.

In accordance with the Compact and California law, the Tribe is obligated to remit certain fees to the CGCC on a quarterly basis for inclusion in a Revenue Sharing Trust Fund (“RSTF”) maintained by the State of California. The RSTF is for the benefit of tribes that have no or limited gaming. The RSTF fees are fixed amounts per device, calculated on an annual basis and paid quarterly. We pay these fees on behalf of the Tribe. RSTF fees for the years ended December 31, 2006 and 2005 were $1.3 million for each year.

The U.S. Secretary of the Interior approved amendments to or approval of 10 gaming compacts between the State of California and some Indian tribes in California that were negotiated in June 2004. The new compact amendments allow the tribes who agreed to the amendment to have additional slot machines, while imposing additional significant annual payments to the State of California and requiring extensive mitigation and compensation to impacted local communities and provisions affecting customers and employees. The Tribe did not seek or enter into an amendment.

Application for Liquor License

In September 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on a building code interpretation by a state officer who was later determined to lack jurisdiction to make a code determination, and did so without consulting the Tribe’s building code official having jurisdiction. The Tribe appealed and, in May 2005, an Administrative Law Judge ruled for the Tribe and recommended that the ABC reverse itself and approve the license, which ABC did as of October, 2005, pending a hearing on the protests. The ABC has received approximately 65 protests to issuance of the license from various citizens and local government officials. The ABC had scheduled a hearing on those protests in May 2007, which was recently continued by stipulation of the parties to August 2007 because the Tribe and various protestants are engaged in settlement discussions with respect to certain protest issues. The Tribe intends to vigorously defend its application and believes the protests are without merit.

DRY CREEK RANCHERIA BAND OF POMO INDIANS

Tribal Administration

The Dry Creek Rancheria Band of Pomo Indians is a federally recognized, self-governing Indian tribe with 947 enrolled members. The reservation was established in 1915 under the authority of an Executive Order dated January 12, 1891. Pursuant to the Tribe’s Articles of Association, the Tribe is governed by a Tribal Council composed of all voting members. Certain authority is delegated to elected tribal officers who comprise the Board of Directors, consisting of a Chairperson, a Vice Chairperson, a Secretary/Treasurer and two members-at-large. The Secretary-Treasurer position has been vacant since December 12, 2006.  The members of the Board of Directors of the Tribe are the same members as our Board of Directors, but they do not serve in the same capacity.

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

Each TGA Gaming Commissioner is appointed by the Tribal Council to serve a four-year term. The tribal gaming ordinance and the Compact require that each Commissioner undergo a comprehensive background check prior to his or her assuming office. Pursuant to the tribal gaming ordinance, the TGA is responsible for, among other matters, inspection of all gaming operations within the Tribe’s reservation boundaries, enforcement of all provisions of the tribal gaming ordinance, investigation of all allegations of violations of the tribal gaming ordinance, conducting or arranging for background investigations of all applicants for tribal gaming licenses and issuing gaming licenses in accordance with the tribal gaming ordinance and the Compact. Under law, our Casino cannot operate without TGA regulation. Therefore, the costs of such regulation, including the cost of operating the TGA have, since commencement of operations of the River Rock Casino, been paid by us and will continue to be paid by us.

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

The Compact

In September 1999, the State of California and the Tribe entered into a Compact. Under its terms, the Compact was not effective until ratified by statute and a supporting state constitutional amendment was passed by the California voters. On March 7, 2000, the California voters amended the state constitution and enacted the Indian Self-Reliance Amendment. The Amendment permits federally recognized Indian tribes to conduct Class III gaming in California, in accordance with compacts between such tribes and the State of California, subject to approval by the Secretary of the Interior. In May 2000, the Secretary of the Interior approved the Compact, and that approval became effective when it was published in the Federal Register on May 16, 2000.

Under the Compact, the gaming activities that may be offered by the Tribe include up to 2,000 Class III gaming devices, banked and percentage card games, and any devices or games that are authorized by the California State

Lottery, provided that the Tribe does not offer such games through use of the Internet unless others in California are permitted to do so.

The Compact establishes limitations on Class III gaming that may restrict our gaming activities. Among those, which are of importance to our gaming facility, are those that require the Tribe to adopt and comply with California laws prohibiting cashing any check drawn against any public fund, free or reduced price alcoholic beverages, food or lodging as an incentive, the extension of credit for gaming activities, and persons under 18 (or under 21 if alcohol may be consumed) to be present in any room where Class III gaming is offered, other than simply to pass through the room.

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

Construction Disbursement Account.      Approximately $61.1 million of the net proceeds of the Notes Offering was deposited into a construction disbursement account and was used to fund the design and construction of our expansion project. All funds in the construction disbursement account are pledged to the trustee for the benefit of itself, and the holders of the Outstanding Notes, until disbursed by U.S. Bank National Association in accordance with the Cash Collateral and Disbursement Agreement. Approximately $3.5 million from the proceeds from the Notes Offering was to be used to reimburse the Tribe for payments made to Swinerton Builders prior to the sale of the Notes. We have agreed to reimburse those costs to the Tribe and as of December 31, 2006, we have reimbursed the entire amount to the Tribe. The construction disbursement account had $2.6 million remaining as of December 31, 2006.

Construction Escrow Account.      $10.0 million of the net proceeds of the Notes Offering was deposited into a construction escrow account to fund qualifying construction cost overruns.  All funds in the construction escrow account are pledged to the trustee for the benefit of itself and the holders of the Outstanding Notes until disbursed by U.S. Bank National Association in accordance with the Cash Collateral and Disbursement Agreement.  Balances remaining in the construction escrow account after substantial completion of the expansion project may be disbursed from the construction escrow account to repay our subordinated indebtedness, as provided in the Intercreditor Agreement.  We used $10.0 million in the account to pay off the Subordinated Note on March 13, 2005.  The construction escrow account has $0.1 million remaining as of December 31, 2006.

Dugan Property Improvements Account.      $5.0 million of the net proceeds of the Notes Offering was deposited into the Dugan Property improvements account and will be used to build an additional access road to the Tribe’s reservation through the Dugan Property and related improvements to the Dugan Property. All such funds will be held in the Dugan Property improvements account and pledged to the trustee for the benefit of itself and the holders of the Outstanding Notes until disbursed by U.S. Bank National Association in accordance with the Cash Collateral and Disbursement Agreement. Subject to certain exceptions, U.S. Bank National Association, as the disbursement agent, will disburse funds from the Dugan Property improvements account only upon certification by us that we have adequate funds to complete the road project, and upon the satisfaction of the other disbursement conditions set forth in the Cash Collateral and Disbursement Agreement. If there are funds in the Dugan Property improvements account after the road project is completed, such balance may be transferred to the operating account. The Dugan Property improvements account had $4.5 million remaining as of December 31, 2006.

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

Investments; Pledge of Accounts.      Each disbursement agent is required to invest any money held by it in the collateral accounts established pursuant to the Cash Collateral and Disbursement Agreement, in cash equivalents and such government securities, as may be directed in writing by us from time to time. Any income or gain realized as a result of such investment is required to be held as part of the applicable account and reinvested as provided in the Cash Collateral and Disbursement Agreement. All funds, securities and other assets in the collateral accounts established pursuant to the Cash Collateral and Disbursement Agreement are pledged to the trustee for the benefit of the holders of the Outstanding Notes.

Construction Contracts

In April 2004, we entered into a guaranteed maximum price contract which includes work performed and cost related thereto from October 2003 with Swinerton Builders as general contractor for the parking structures portion of our expansion project, and as the design-builder of the electrical and mechanical systems of the expansion project. The guaranteed maximum price of the parking structures contract is approximately $37.1 million. While the guaranteed maximum price contains a contractor contingency for certain cost overruns, the contractor will remain liable for all additional costs not resulting from scope changes requested by us or circumstances not within the contractor’s control. We have granted the contractor a limited waiver of our sovereign immunity from unconsented suits. Since this contract includes work performed and costs related thereto since October 2003, we and the Tribe have made payments to Swinerton Builders pursuant to this contract of approximately $36.8 million through December 31, 2006.

Lease for Casino

In May 2002, the Tribe entered into a lease with Sprung Instant Structures, Inc. for two dome-shaped structures that house our gaming facility. The lease agreement was assigned to us and was renewed through August 17, 2007. Monthly payments are $36,230. At the end of the lease term, at our option, 100% of the first four lease payments or, if all such payments have been timely made, 40% of the last twenty four lease payments will be credited towards the $1.5 million purchase price, which would result in a purchase price of $1.1 million, assuming all twenty four lease payments are timely made. The option may be exercised by payment of the full purchase price, less the applicable credit, on or before the expiration of the lease agreement

Development and Loan Agreement

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

In addition to its repayment obligations, in consideration for DCC providing credit enhancement and other services under the Development Agreement, we are obligated to pay to DCC 20% of the casino’s net income before distributions to the Tribe plus depreciation and amortization plus an amount equal to annual interest on

$25.0 million principal amount of the Outstanding Notes less revenues from sales of alcoholic beverages (the “Credit Enhancement Fee”). The Credit Enhancement Fee is required to be paid for a period of five years commencing on June 1, 2003. The Credit Enhancement Fee for the years ended December 31, 2006, 2005, and 2004 was $8.1 million, $7.7 million, and $5.1 million, respectively.

The Development Agreement was amended in connection with the issuance of the Notes to make us a party thereto and to provide distributions to the Tribe and payments to DCC subject to the following priority: (1) operating expenses (as defined in the Development Agreement); (2) Permitted Payments (as defined in the Indenture); (3) monthly Credit Enhancement Fee; and (4) Service Payments (as defined in the Indenture).

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

On January 31, 2007, we exercised the buy-out option and signed a mutual agreement on March 2, 2007 to fix the amounts due DCC in respect of such exercise to the sum of $11,350,000, less the amount paid after we exercised the buy-out option of $737,491.  As a result of the $11,350,000 settlement amount not being for future services rendered, nor being a tangible asset and having no future benefit to us it has been deemed necessary to expense the full amount in the first quarter of 2007.

Intercreditor Agreement

Pursuant to the Intercreditor Agreement among DCC, U.S. Bank National Association, as trustee for the holders of the Notes, the Tribe and us, the Credit Enhancement Fees payable pursuant to the Development Agreement are subordinated to our senior debt, including the Outstanding Notes. If all or any part of our assets, or the proceeds from the sale of our assets, are subject to any distribution, division or application to our creditors, then any payment shall be paid or delivered directly to the trustee for the Notes for application to senior debt. If any payment, distribution or security is received by DCC with respect to the Credit Enhancement Fee in violation of the Intercreditor Agreement, DCC must deliver the same to the trustee for the benefit of the holders of our senior debt, including the Outstanding Notes.

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

As of December 31, 2006, we had approximately $198.5 million of indebtedness outstanding, which includes $198.4 million of debt on the Outstanding Notes. Our substantial indebtedness could have important consequences and significant effects on our business and future operations. For example, it could:

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

Although we maintain insurance customary in our industry, including earthquake insurance, our insurance coverage may not be adequate to cover all the risks to which our business and assets may be subject to. Although we have experienced two landslides since our operations began, our landslide-related insurance is limited to events incident to earthquakes. Although neither landslide disrupted our operations or our expansion project, including the excavation, retaining wall and parking structures, the insurance is intended for future landslides.  A landslide could occur in the future that could materially disrupt our operations and materially affect our financial condition.

Highway and bridge construction projects have impacted the length of travel to our Casino by certain customers.

One of the main routes to the Casino, from the Geyserville exit off Highway 101, was closed on December 31, 2005, due to damage to the Geyserville Bridge in Geyserville, California, as a result of the flooding of the Russian River. Damage to the Geyserville Bridge was so significant that a new bridge needed to be built by Caltrans, the California State Agency responsible for roads and bridges.  Construction of the new bridge was completed in August 2006.

In addition, in March 2006, Caltrans began construction on a 2-mile stretch of Highway 101 in the downtown section of Santa Rosa, California, approximately 20 miles south of our Casino.  The project is intended to widen Highway 101 resulting in an additional third lane in each direction.  The project requires the closure of one lane of Highway 101 in both directions from 11 p.m. to 5 a.m. Mondays through Thursdays and from 12:00 a.m. to 5 a.m. on Fridays.  All lanes will be open during daylight hours and weekends. The project will also involve the closure of certain freeway entrance and exit ramps and some local streets in Santa Rosa.  The lane widening project is expected to be completed by the end of 2008. There has not been a major impact from this project on our operations.

We face competition from other California Indian casinos, casinos located in Nevada and elsewhere and other forms of gaming.

The gaming industry is very competitive. We face or will face competition from existing and proposed Indian gaming facilities in the surrounding area, and elsewhere in California, and with casino gaming in Nevada, including gaming facilities that could be located closer to the San Francisco Bay area. We also compete with card rooms located in the surrounding area, and other forms of gaming that are legal in California, including on and off-track wagering and the California State Lottery, as well as with non-gaming leisure activities, and the availability of such alternative gaming and non-gaming activities which may increase in the future. Many of our competitors have substantially greater resources and name recognition than our Casino. In addition, we may also face competition in our market from new facilities that may be built by other Indian tribes in the future.

Although we have applied to obtain a license to sell alcohol, we do not have one to date.

Unlike most of our competitors, we do not currently hold a license to sell alcohol on our gaming facility premises. To obtain a liquor license, the Tribe’s liquor license application must be approved by the Department of Alcohol Beverage Control (“ABC”). The ABC recommended the denial of our alcohol license application based upon a finding by the California State Fire Marshal, that although the Casino was in compliance with applicable building codes, if alcohol were served in the Casino, it would fall out of compliance. We believe that we are in compliance with all applicable safety codes required to obtain an alcohol license for the Casino.

In September 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on a building code interpretation by a state officer who was later determined to lack jurisdiction to make a code determination, and did so without consulting the Tribe’s building code official having jurisdiction. The Tribe appealed and, in May 2005, an Administrative Law Judge ruled for the Tribe and recommended that the ABC reverse itself and approve the license, which ABC did as of October, 2005, pending a hearing on the protests. The ABC has received approximately 65 protests to issuance of the license from various citizens and local government officials. The ABC had scheduled a hearing on those protests in May 2007, which was recently continued by stipulaton of the parties to August 2007 because the Tribe and various protestants are engaged in settlement discussions with respect to certain protest issues. The Tribe intends to vigorously defend its application and believes the protests are without merit.

We may not be successful in obtaining either a temporary or a final license, and even if we are successful in obtaining a liquor license, we cannot predict the timing thereof. Failure to obtain a liquor license could be a competitive disadvantage and, therefore, could materially and adversely affect our ability to attract guests to our gaming facility.

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

Pursuant to and in accordance with the Compact, the Tribe adopted an ordinance providing for the preparation and circulation by the Tribe of an environmental study concerning potential off-reservation environmental impacts of any renovation, modification, construction or development project relating to or associated with the gaming facility. Among other things, the Compact requires that in fashioning the ordinance, the Tribe must make a good faith effort to incorporate the policies and purposes of the National Environmental Policy Act and the California Environmental Quality Act consistent with the Tribe’s governmental interests. The Compact’s environmental provisions are identical to such provisions in compacts for all other California tribes that entered into compacts in or around 1999. The Tribe believes it has complied, and intends to continue to comply, with all applicable requirements in its environmental ordinance, but the County of Sonoma has taken issue with the Tribe’s position and claims that the Compact’s environmental requirements are not being fulfilled. The State could claim the Tribe is in breach of the Compact and seek to have the Compact terminated.

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

In March 2003, the State of California requested renegotiations with the Tribe and other tribes with respect to matters related to the number of slot machines permitted at tribal casinos under tribal-state gaming compacts, the way in which slot machine licenses are allocated within the state under those compacts, and the fees charged for slot machine licenses. We did not renegotiate the terms of our compact, although some other tribes in California have done so. Those renegotiations, plus the addition of new compacts the State may be entering into with tribes in our market area that were not previously engaged in gaming, may have negative effects on our competitive position, and our results of operations could be materially and adversely affected. Even if our negotiations with the State of California were to result in an increase in the number of slot machines we could operate, the State has indicated that any increase could result in higher license fees being imposed, which, in light of possible other competition, could result in lower revenues. In addition, the State’s willingness to renegotiate over slot machine limits has been tied to its imposition of further regulations on Indian gaming, particularly on the subject of greater County involvement, provisions favoring negotiating opportunities for organized labor, and other non-economic issues. The effect of the State’s injection of those issues into the renegotiation process, and the resistance of some tribes to renegotiate because of those issues, could have a negative impact on the public’s view of Indian gaming, the effect of which we cannot predict. Finally, any amendment to our compact or any other compact in the State requires the approval of the tribe, the Governor, the California legislature and the U.S. Secretary of the Interior. Some renegotiated (and new) compacts have been approved through that process, but the public debate that has surrounded those renegotiations and the approval process could have a negative impact on Indian gaming generally within the State and on a national level, the likelihood or extent of which cannot be predicted.

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

BENEFIT OBLIGATIONS

On April 1, 2006, we became fully self-insured for our medical benefits plan coverage from $250 to $2,000 of medical benefit cost per covered person per year. Employees are responsible for the first $250 of medical benefit costs and 20% of the medical benefit costs from $250 to $2,000, while we are responsible for 80% of the medical benefit costs. Coverage above $2,000 is provided by a fully insured, high deductible medical benefits plan. We pay 100% of the medical benefits plan coverage cost for employees, and 50% of the coverage cost for dependents and domestic partners based on calculated premiums. Maximum coverage under the fully self-insured medical benefits plan is limited to $1,400 per covered person per year. All employees working an average of 60 hours per pay period are eligible for the dental benefits plan. Administration of the plan is provided by a third party under an administrative services agreement.

On April 1, 2006, we became fully self-insured for our dental benefits plan. We pay 100% of the dental benefits plan coverage cost for employees and 50% of the coverage cost for dependents and domestic partners based on calculated premiums. Maximum coverage under the dental plan is limited to $2,000 per covered person per year. All employees working an average of 60 hours per pay period are eligible for the dental benefits plan. Administration of the plan is provided by a third party under an administrative services agreement.

The Claims payable, Claims IBNR (incurred but not reported), and Insurance premiums payable for the above self-insured benefits plans are recorded in Accounts payable trade on the financial statements.

	December 31, 2006	December 31, 2005
Claims Payable	$16,406	$—
Claims IBNR (Incurred but not reported)	41,122	—
Insurance premiums payable	—	—
Total Benefit Obiligations	$57,528	$—

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

We made a distribution to the Tribe from the net proceeds of the Notes Offering to enable the Tribe to acquire and develop an approximately 18-acre parcel of land adjacent to the reservation (the “Dugan Property”). Title to the parcel will initially be held by the Tribe, although the Tribe is seeking to have the parcel taken into trust for the Tribe’s benefit. The Tribe has granted us access to any benefits the property may have for our Casino, including road access and water rights. As of December 31, 2006, we had $4.5 million remaining in an improvements account which was funded from proceeds from the Notes Offering to be used primarily to build an additional access road to the Tribe’s reservation through the Dugan Property. The Dugan Property may be subject to certain zoning, use, environmental and other restrictions, permits and processes under county and state law, including but not limited to certain agreements that have been made relative to the Dugan Property regarding agricultural use limitations and related property tax benefits. We have completed the initial planning on the road from the Dugan Property to the Tribe’s reservation.

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

On April 5, 2007, the Ninth Circuit Court of Appeals affirmed the district court in an unpublished opinion, ruling for the Tribe on all issues. The County Fire Chief has not petitioned for rehearing or certiorari as of this writing.

California Department of Alcoholic Beverage Control

In September 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on a building code interpretation by a state officer who was later determined to lack jurisdiction to make a code determination, and did so without consulting the Tribe’s building code official having jurisdiction. The Tribe appealed and, in May 2005, an Administrative Law Judge ruled for the Tribe and recommended that the ABC reverse itself and approve the license, which ABC did as of October, 2005, pending a hearing on the protests. The ABC has received approximately 65 protests to issuance of the license from various citizens and local government officials. The ABC had scheduled a hearing on those protests in May 2007, which was recently continued by stipulation of the parties to August 2007 because the Tribe and various protestants are engaged in settlement discussions with respect to certain protest issues. The Tribe intends to vigorously defend its application and believes the protests are without merit.

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

The following table presents summary historical statements of revenues and expenses, balance sheet and other data for the periods presented and should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes thereto.  The three years ended December 31, 2006, 2005, and 2004 are all included elsewhere in this Form 10-K. The historical financial data for the years ended December 31, 2006, 2005, and 2004 have been derived from our audited historical financial statements included elsewhere in this report. The following table sets forth our statement of operations for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002 (d)
Statement of Revenue and Expenses:	(Dollars in Thousands)
Revenues

Casino	$136,294	$132,831	$101,605	$65,446	$4,615
Food, beverage & retail	6,244	6,920	4,959	2,848	—
Other	623	663	575	380	21

Gross revenues	143,161	140,414	107,139	68,674	4,636

Promotional allowance	(12,542)	(6,856)	(2,632)	(1,348)	—

Net revenues	130,619	133,558	104,507	67,325	4,636

Operating Expenses
Casino	20,454	19,187	16,909	10,961	657
Food, beverage & retail	5,997	6,311	4,516	3,089	63
Selling, general and administrative	39,903	46,174	39,009	28,044	3,147
Depreciation	11,503	11,012	6,390	4,391	219
Preopening costs	—	—	—	2,249	1,899
Credit enhancement fee	8,079	7,669	5,112	1,435	—
Gaming commission and surveillance expense (a)	3,154	2,773	1,780	1,335	422
Compact revenue sharing trust fund	1,335	1,335	1,335	—	1,335

Total Operating expenses	90,425	94,461	75,050	51,504	7,742

Income (loss) from operations	40,194	39,097	29,458	15,821	(3,106)

Interest expense, net	(20,884)	(21,047)	(17,446)	(7,064)	(69)
Interest income	1,046	332	499	108	—
Loss on sale of assets	(126)	(104)	(63)	—	—
Other expense	(1)	(2)	(1)	(1)	—

Other expense-net	(19,965)	(20,821)	(17,011)	(6,956)	(69)

Income (loss) before distribution to the Tribe (b)	$20,229	$18,276	$12,447	$8,865	$(3,175)

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003 (a)	Year Ended December 31, 2002 (b)
Other Financial Data:	(Dollars in Thousands)
Net cash provided by (used in) operating activities	$60,550	$55,749	$38,128	$26,545	$190
Net cash provided by (used in) capital and related	$(32,557)	$(45,870)	$(29,292)	$44,256	$1,643
financing activities
Net cash provided by (used in) investing activites	$1,046	$332	$499	$108	$—
Net cash provided by (used in) non-capital financing activ	$(14,140)	$(11,180)	$(7,613)	$(54,883)	$(960)
EBITDA (c)	$52,615	$50,335	$36,283	$20,321	$(2,887)
Capital expenditures	$4,475	$17,456	$57,741	$35,511	$24,358
Ratio of earnings to fixed charges	1.92X	1.83X	1.37X	1.87X	$—
Total Assets	$174,869	$167,678	$174,813	$170,180	$39,946
Long term liabilities	$198,500	$198,243	$197,823	$197,410	$31,919
Distributions to Tribe	$15,521	$11,180	$7,613	$54,883	$960

The following table reconciles EBITDA and net cash provided by operating activities for the periods indicated:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003 (a)	Year Ended December 31, 2002 (b)
	(Dollars in Thousands)
Net cash provided by operating activities	$60,550	$55,749	$38,128	$26,545	$190
Increase (decrease) in accounts receivable	110	39	(53)	96	10
Increase (decrease) in inventories	1	(224)	233	145	5
Increase (decrease) in prepaid and other current assets	(32)	654	(109)	853	29
(Increase) decrease in accounts payable trade credit	(322)	1,220	2,787	(4,378)	(1,807)
(Increase) decrease in accrued liabilities	(533)	338	(27)	(800)	(1,314)
Loss on sale of fixed assets	(126)	(104)	(63)	—	—
Interest income received	1,046	332	499	109	—
Credit enhancement fee	(8,079)	(7,669)	(5,112)	(2,249)	—

EBITDA	$52,615	$50,335	$36,283	$20,321	$(2,887)

(a)           Pursuant to the regulation, the tribal gaming agency (“TGA”) charged us a flat monthly fee of $235,000 through May of 2006.  In June 2006, our Board approved a fee increase to $344,000 to cover all operating expenses incurred by the TGA and surveillance, which are directly related and necessary to the regulation of our Casino. Following the end of each calendar quarter, the TGA must reconcile the monthly regulatory fee and actual operating expenses and make necessary adjustments.  As of July 1, 2005, the TGA and surveillance expenses are being recorded in Gaming Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Fund Balance.  TGA and surveillance expenses for the twelve months ended December 31, 2006, 2005, and 2004. were $3,154,384, $2,773,369, and $1,780,194., respectively.  Surveillance expense not included in the above amounts for 2004 was $858,625.

(b)           Our financial statements are prepared in accordance with Governmental Accounting Standards Board (“GASB”) pronouncements. There are differences between financial statements prepared in accordance with GASB pronouncements and those prepared in accordance with Financial Accounting Standards Board (“FASB”) pronouncements. The Statements of Revenues, Expenses and Changes in Fund (deficit) Equity are a combined statement under GASB pronouncements. FASB pronouncements allow a statement of income or operations and a separate statement of owners’ or shareholders’ (deficit) equity, which is where distributions to owners would be presented under FASB pronouncements. The amount shown above as income (loss) before distributions to the Tribe would not be different if we followed all FASB pronouncements to determine net income and would be the most comparable amount to net income computed under FASB pronouncements. River Rock Entertainment Authority is a separate fund of the Tribe, a governmental entity, and, as such, there is no owners’ or shareholders’ (deficit) equity as traditionally represented under FASB pronouncements. The most comparable measure of owners’ (deficit) equity is presented on the River Rock Entertainment Authority balance sheet as fund (deficit) equity.

(c)           “EBITDA” is income (loss) before distributions to Tribe plus interest, taxes, depreciation and amortization. EBITDA does not represent and should not be considered an alternative to net income or cash flow from operations, as determined by Generally Accepted Accounting Principals.  Moreover, our methodologies and practices in determining EBITDA may not be comparable to those used by other companies. EBITDA is included in this Form 10-K because it is a basis upon which we assess our liquidity and because certain covenants in the Indenture are tied to similar measures. EBITDA is also included in this Form 10-K because we believe that it presents useful information regarding our ability to service and incur indebtedness. EBITDA does not take into account our debt service requirements and, accordingly, is not necessarily indicative of amounts that may be available for debt service.

(d)           River Rock Casino commenced full-scale operations on April 1, 2003 and increased its number of gaming devices to reach 1,600 on June 18, 2003.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes beginning on page 51 of this Annual Report on Form 10-K, Item 6 — “Selected Financial Data” and Part I. Item 1. “Business.”

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

We offer Class III slot and video poker gaming machines, house banked table games (including Blackjack, Three card poker, Mini-baccarat and Pai Gow poker), Poker, featuring Texas Hold’ em, comprehensive food and non-alcoholic beverage offerings, and goods for sale in our gift shop.

Our business has increased since we commenced operations on September 14, 2002, primarily due to increases in the number of gaming positions as we opened additional portions of our facility. On April 1, 2003, we opened our food and beverage facilities and on June 18, 2003, we had reached full operation with 1,600 slot machines.

On November 7, 2003, we issued the Notes. A portion of the net proceeds from the sale of the Notes was used to fund three new parking structures, and related infrastructure improvements, to repay various debts and accrued expenses of the Tribe, as well as to increase our cash on hand. The balance of the net proceeds was used to fund a land purchase by the Tribe and settle litigation of the Tribe. The Notes are secured by a first priority pledge of our revenues and substantially all of our existing and future tangible and intangible personal property.

At the beginning of 2003, we started our infrastructure projects, including the excavation of a hillside and the construction of retaining walls. In April 2003, we began the design process for the three new parking structures. The parking structures portion of the expansion project was completed in two phases and our existing gaming facility remained open during construction. On October 29, 2004, we obtained a temporary certificate of occupancy to open the entire first parking structure for self and valet parking. On December 1, 2004, we received a certificate of substantial completion on the first parking structure. The second phase, which included our second and third parking structures with approximately 445 and approximately 470 spaces, respectively, opened on December 29, 2004. As of December 31, 2006, we have parking spaces available to accommodate a total of approximately 1,584 customer parked vehicles.

Critical Accounting Policies and Estimates

We have identified certain critical accounting policies and estimates that affect our more significant judgments and estimates used in the preparation of our financial statements. The preparation of our financial statements, in conformity with accounting principles generally accepted in the United States of America, requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate those estimates, including those related to asset impairment, accruals for our promotional slot club, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements:

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

•                  Contingencies — We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of December 31, 2006, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

Accounting Standards — There are differences between financial statements prepared in accordance with Governmental Accounting Standards Board (“GASB”) pronouncements and those prepared in accordance with Financial Accounting Standards Board (“FASB”) pronouncements. The statement of revenues, expenses and fund deficit is a combined statement under GASB pronouncements. FASB pronouncements allow a statement of income or operations and a statement of owners’ or shareholders’ (deficit) equity, which is where distributions to owners would be presented under FASB pronouncements. The amount shown on our statement of revenues, expenses and fund deficit as income before distributions to the Tribe, would not be different if we followed all FASB pronouncements to determine net income, and would be the most comparable amount to net income computed under FASB pronouncements. We are an unincorporated instrumentality created by tribal law and accounted for as a separate fund of the Tribe.  As such, there is no owners’ or shareholders’ (deficit) equity as traditionally represented under FASB pronouncements. The most comparable measure of owners’ (deficit) equity presented on our balance sheet would be Fund Deficit.

Results of Operations

Quarterly Results of Operations

The following table sets forth unaudited quarterly operations data for each full quarter. In our opinion, this data reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the data. The results of operations for any quarter are not necessarily indicative of the results of operations for a full year or any future period. Certain amounts from prior quarters have been reclassified to be consistent with our current presentation, i.e. surveillance costs are now included in Gaming commission expense.  We expect our quarterly operating results to vary significantly in future periods.

	Quarters Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Statement of Revenues and Expenses:
Revenues
Casino	$35,717	$35,704	$32,352	$32,521	$33,604	$34,042	$34,158	$31,027
Food, beverage and retail	1,607	1,656	1,505	1,476	1,823	1,946	1,697	1,454
Other	169	156	145	153	155	159	168	181

Gross revenues	37,493	37,516	34,002	34,150	35,582	36,147	36,023	32,662
Promotional allowances	(3,121)	(3,954)	(2,940)	(2,526)	(2,495)	(2,147)	(1,438)	(777)

Net revenues	34,372	33,562	31,062	31,624	33,087	34,000	34,585	31,885

Operating Expenses
Casino	5,253	5,192	4,970	5,039	4,943	4,923	4,587	4,734
Food, beverage and retail	1,442	1,570	1,468	1,517	1,873	1,568	1,505	1,364
Selling, general and administrative	9,372	9,533	9,608	11,390	10,026	12,551	13,163	10,434
Depreciation	2,887	2,884	2,872	2,861	2,822	2,798	2,757	2,634
Credit enhancement fee	2,304	2,313	1,859	1,602	2,007	1,862	1,857	1,943
Gaming commission expense	1,033	673	726	723	1,258	623	356	537
Compact revenue sharing trust fund	334	333	334	334	334	334	334	333

Total operating expenses	22,625	22,498	21,837	23,466	23,263	24,659	24,559	21,979

Income (loss) from operations	11,748	11,064	9,225	8,158	9,824	9,341	10,026	9,906

Other expense - Net
Interest expense	(5,219)	(5,219)	(5,221)	(5,225)	(5,225)	(5,230)	(5,245)	(5,347)
Interest income	342	301	211	192	132	108	51	40
Loss on sale of assets	—	(85)	(37)	(3)	—	(70)	—	(34)
Other expense	—	(1)			—	(1)	—	—

Other Expense, Net	(4,877)	(5,004)	(5,047)	(5,036)	(5,093)	(5,193)	(5,194)	(5,341)

Income before distribution to the Tribe	$6,871	$6,060	$4,178	$3,122	$4,731	$4,148	$4,832	$4,565

Results of Operations — Fiscal Years ended December 31, 2006 and 2005

Net Revenues. Net revenues for the fiscal year ended December 31, 2006 (“FY 2006”), decreased by $3.0 million to $130.6 million, from $133.6 million for the fiscal year ended December 31, 2005 (“FY 2005”). The decrease is attributed to the lack of accessibility to our casino due to the damage and resulting closure of the Geyserville Bridge in Geyserville, California from January 1, 2006 through August 18, 2006 (the “Geyserville Bridge Closure”). Approximately 96.4% of our net revenues, net of respective promotional allowances, were from gaming activities for FY 2006. We generated $111.4 million, or 85.3% of our net revenues, net of respective promotional allowances of $10.2 million, from gaming devices and $14.5 million, or 11.1% of our net revenues, net of respective promotional allowances of $0.2 million, from table games for FY 2006, compared to $114.3 million from gaming devices, or 85.6% of our net revenues, net of respective promotional allowances of $4.0 million, and $14.4 million, or 10.8% of our net revenues, net of respective promotional allowances of $0.1 million, from table games for FY 2005. Our win per slot machine per day decreased to $194 in FY 2006 from $196 in FY 2005.

For FY 2006, we generated $6.2 million in food, beverage and retail sales, compared to $6.9 million, for FY 2005.  The decrease is primarily due to the Geyserville Bridge Closure. The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Such allowances were $2.3 million and $2.8 million for FY 2006 and FY 2005, respectively.

Promotional Allowances. Promotional allowances for the FY 2006 were $12.6 million, or 9.7% of net revenues, compared to $6.9 million, or 5.1% of net revenues, for FY 2005. The increase in promotional allowances is attributable to the expanded use of e-coupons.  E-coupons cannot be cashed out and requires the patron to use their Players Club card.  We implemented E-coupon technology when it became available in late 2005.

Operating expenses. Operating expenses for FY 2006 were $90.4 million, or 69.2% of net revenues, compared to $94.5 million, or 70.7% of net revenues, for FY 2005. The decrease in operating expenses is attributable to operational efficiencies, largely due to a hiring freeze, and changing from cash incentives being recorded as an operating expense in 2005, to E-coupons in 2006, which are reflected in promotional allowances.  The reason for changing cash incentives to E-coupons in 2006, is due to E-coupon technology becoming available in late 2005.

Casino expense includes costs associated with our gaming operations and an allocation of food and beverage expense related to the costs of complimentary activities. Casino expense for FY 2006 increased to $20.5 million, or 16.2% of Casino revenues, from $19.2 million, or 14.9% of Casino revenues, for FY 2005, net of respective promotional allowances. The increase in Casino expense is attributable to an increase in labor costs in gaming operations and an increase in participation fees on slot machines.

Food, beverage and retail expense for FY 2006 was $6.0 million, or 150.6% of food, beverage and retail revenue, increasing from $6.3 million, or 154.1% of food, beverage and retail revenue for FY 2005, net of respectiver promotional allowances. We have increased our use of promotional food and beverage as part of our marketing initiatives. Our food and beverage expense ratio is still significantly higher than industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

Selling, general and administrative expense for FY 2006 decreased by $6.3 million to $39.9 million, or 30.5% of net revenues, from $46.2 million, or 34.6% of net revenues, for FY 2005, net of respective promotional allowances. The decrease in selling, general and administrative expense is attributable to reductions in payroll from a hiring freeze during an evaluation of vacant positions from attrition, reduction in advertising costs from restructuring the marketing department’s approach to focus more on direct marketing and the change in our advertising agency.  These efforts led to reduced costs in television, radio and newsprint media as compared to 2005.

Depreciation expense for FY 2006 was $11.5 million compared to $11.0 million for FY 2005. Depreciation expense was computed using the straight-line method over the useful lives of property, plant and equipment. The increase in depreciation expense is due to the addition of depreciable assets.

We began paying the credit enhancement fee to DCC in June 2003. The credit enhancement fee was $8.1 million, or 6.2% of net revenues for FY 2006 compared to $7.7 million or 5.7% of net revenues for FY 2005. The increase is directly attributable to our improved operating results.

Pursuant to the regulation, the tribal gaming agency (“TGA”) charged us a flat monthly fee of $235,000 from January 1, 2006 through May 31, 2006.  In June 2006, our Board approved a fee increase to $344,000 to cover all operating expenses incurred by the TGA and surveillance, which are directly related and necessary to the regulation of the Casino. Following the end of each calendar quarter, the TGA must reconcile the monthly regulatory fee and actual operating expenses and make necessary adjustments.  As of July 1, 2005, TGA and surveillance expenses are being recorded in Gaming Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Fund Balance.  TGA and surveillance expenses for FY 2006 and FY 2005 were $3.2 million and $2.8 million, respectively.

Compact revenue sharing trust fund expense remained the same at $1.3 million for FY 2006 and 2005. Compact revenue sharing trust fund expense includes payments associated with operating 1,600 gaming devices. These fees became payable by the Tribe when we commenced operations in September 2002, and are based on the number of our gaming device licenses. Compact revenue sharing trust fund expense includes payments to the Revenue Sharing Trust Fund (“RSTF”) as required by our Compact with the State of California. The Tribe is obligated to remit certain fees to the California Gambling Control Commission on a quarterly basis for inclusion in the RSTF. The RSTF is for the benefit of tribes that have no or limited gaming. We pay these fees on behalf of the Tribe.

Income from operations. Income from operations for FY 2006 was $40.2 million, or 30.8% of net revenues, compared to $39.1 million, or 29.3% of net revenues for FY 2005.

Other expense, net. Other expense, net for FY 2006 decreased to $20.0 million, or 15.3% of net revenues, from $20.8 million, or 15.6% of net revenues, for FY 2005.  Other expense, net included $1.0 million of interest income for FY 2006, compared to $0.3 million of interest income for FY 2005.  No interest costs were capitalized in 2006.

Income before distributions to the Tribe. Income before distributions to the Tribe for FY 2006 increased by $1.9 million, to $20.2 million, or 15.5% of net revenues, from $18.3 million, or 13.7% of net revenues, for FY 2005.

Results of Operations — Fiscal Years ended December 31, 2005 and 2004

Net Revenues. Net revenues for the fiscal year ended December 31, 2005 (“FY 2005”) increased by $29.1 million to $133.6 million, from $104.5 million, for the fiscal year ended December 31, 2004 (“FY2004”). The increase is attributed to our increased parking capacity which generated more frequent and longer guest visits and our expanded bus program. Approximately 96.5% of our net revenues, net of respective promotional allowances, were from gaming activities for FY 2005. We generated $114.3 million, or 85.6% of our net revenues from gaming devices, net of respective promotional allowances of $4.0 million, and $14.4 million or 10.8% of our net revenues, net of respective promotional allowances of $0.1 million, from table games for FY 2005, compared to $91.3 million from gaming devices, or 87.5% of our net revenues, net of respective promotional allowances of $0 and $10.3 million, or 9.8% of our net revenues, net of respective promotional allowances of $0, from table games for FY 2004. Our win per slot machine per day increased to $196 in FY 2005 from $156 in FY 2004, primarily due to the increased number of guests from drive-ups, expansion of our bus program and increased promotional activities.

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

Promotional Allowances. Promotional allowances for the FY 2005 were $6.9 million, or 5.2% of net revenues, compared to $2.6 million, or 2.5% of net revenues, for FY 2004. The increase in promotional allowances is attributable to the expanded use of E-coupons.  E-coupons cannot be cashed out and requires the patron to use their Players Club card.  We implemented E-coupon technology when if became available in late 2005.

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

Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the costs of complimentary activities.  Casino expense for FY 2005 increased to $19.2 million, or 14.5% of Casino revenues, from $16.9 million, or 16.6% of Casino revenues, for FY 2004. The increase in Casino expense is attributable to increased operational activities as we increased the parking spaces and expanded our bus program.

Food, beverage and retail expense for FY 2005 was $6.3 million, or 153.7 % of food, beverage and retail revenue, net of promotional allowances, increasing from $4.5 million, or 187.5 % of food, beverage and retail revenue, net of promotional allowances for FY 2004. Our food and beverage expense ratio is still significantly higher than what we expect it to be in the future as we have used our food and beverage services as a promotional opportunity to draw customers to our gaming facility, and build customer loyalty, rather than as a source of income.

Selling, general and administrative expense for FY 2005 increased by $7.2 million to $46.2 million, or 34.6% of net revenues, from $39.0 million, or 37.3% of net revenues, for FY 2004. The increase in selling, general and administrative expense is attributable to increased marketing efforts and facility costs related to attaining increased parking capacity in 2005. Selling, general and administrative expense as a percentage of net revenues decreased in 2005, compared to 2004, as a result of increased labor efficiencies, leveraging certain fixed costs over increased revenues and due to the substantial increase in our revenues driven by new customers able to utilize our expanded parking capacity in 2005.

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

We began paying the credit enhancement fee to DCC in June 2003. The credit enhancement fee was $7.7 million, or 5.8% of net revenues, for FY 2005, compared to $5.1 million or 4.9% of net revenues, for FY 2004. The increase is attributable to our greater net income.

Gaming Commission and surveillance expense for FY 2005 increased by $1.0 million to $2.8 million, from $1.8 million, for FY 2004. This is attributable to adding surveillance costs to Gaming Commission expenses in 2005 and an increase in regulatory staffing. Surveillance costs for FY 2004 was $.9 million and are included in Selling, General and Administrative expense. The Gaming Commission and surveillance expense consists of our reimbursement of the tribal gaming agency’s (“TGA”), known as the Dry Creek Gaming Commission, costs in connection with the inspection of all gaming operations within the Tribe’s reservation boundaries, enforcement of all provisions of the tribal gaming ordinance, investigation of all allegations of violations of the tribal gaming ordinance, conducting or arranging for background investigations of all applicants for tribal gaming licenses, issuing gaming licenses in accordance with the tribal gaming ordinance and the compact, the payment of the salaries of the gaming commissioners and other employees of the TGA, surveillance costs and the payment of auditor fees.

We paid for various expenses for the TGA and surveillance in 2005 and 2004. Tribal Gaming Commission expenses were reported as Gaming Commission expenses and surveillance costs were reported in Selling, General and Administrative Expenses on the Statement of Revenues, Expenses and Change in Fund Balance prior to July 1, 2005. Effective July 1, 2005, the TGA adopted a regulation on payments of regulatory fees from the Authority. For fiscal year 2005, TGA and surveillance expenses are being recorded in Gaming Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Fund Balance. Gaming Commission and surveillance expenses for FY

2005 and FY 2004 were $2.8 million and $1.8 million, respectively. Surveillance costs not included in the above amounts for FY 2004 was $.9 million..

Compact revenue sharing trust fund expense remained the same at $1.3 million for FY 2005 and FY 2004. Compact revenue sharing trust fund expense includes payments associated with operating 1,600 gaming devices. These fees became payable by the Tribe when we commenced operations in September 2002, and are based on the number of our gaming device licenses. Compact revenue sharing trust fund expense includes payments to the RSTF as required by our Compact with the State of California. The Tribe is obligated to remit certain fees to the CGCC on a quarterly basis for inclusion in the RSTF. The RSTF is for the benefit of tribes that have no or limited gaming. We pay these fees on behalf of the Tribe.

Income from operations. Income from operations for FY 2005 was $39.1 million, or 29.3% of net revenues, compared to $29.5 million, or 28.2% of net revenues, for FY 2004. Our increased income from operations is attributable to the Casino attaining increased operational activities from our expanded parking capacity in 2005.

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

Construction of our Casino and infrastructure improvements commenced on April 1, 2002. The first portion of our gaming facility was completed in September 2002. As of December 31, 2006, we had spent approximately $156.4 million on the planning, development and construction of our gaming facility, infrastructure and furniture, fixtures and equipment, excluding the expansion project. We financed the development with borrowings and development advances.

We originally expected completion of our expansion project to cost approximately $64.6 million, which we planned to fund with $61.4 million from the net proceeds of the Notes Offering, and $3.2 million from an advance from the Tribe. From the proceeds from the Notes Offering, we had also placed an additional $10.0 million in a construction escrow account to be available to fund additional construction contingencies. The original expansion budget included $35.4 million for the three parking structures, $24.1 million for infrastructure improvements and a $5.1 million construction contingency.

As of December 31, 2006, we spent $0.8 million on the development of an approximately 18-acre parcel of land adjacent to the Tribe’s reservation (“Dugan Property”) which is expected to include an additional access road to our Casino. We have $4.5 million remaining in a restricted account funded from the proceeds of our Notes Offering for the development of the Dugan Property.

Our capital expenditures for FY 2006 and 2005 were $4.5 million and $17.5 million, respectively. This decrease in 2006 is primarily attributable to the completion of our parking expansion project and infrastructure improvements.

As of December 31, 2006, we had cash and cash equivalents net of restricted cash of $32.5 million, as compared to $17.6 million, as of December 31, 2005. As of December 31, 2006, we had restricted cash of $7.2 million, as compared to $7.4 million, as of December 31, 2005. Our principal source of liquidity for uses other than our expansion project during FY 2005 consisted of cash flow from operating activities. Net cash provided by operating activities for FY 2006 was $60.6 million, an increase of $4.9 million from $55.7 million, for FY 2005. The increase in our net cash provided by operations is a result of increased operations in FY 2006. Net cash provided by operating activities for FY 2005 increased by $17.6 million, from $38.1 million, for the year ended December 31, 2004. The increase in our net cash provided by operations is a result of increased operations in FY 2005.

Restricted cash consists of net proceeds from the Notes Offering and investment earnings thereon set aside in construction financing accounts, for construction costs for the three parking structures, infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds for the development of the Dugan Property. Our restricted cash is held in escrow accounts that can only be used for authorized construction disbursements until the related projects are completed.

Net cash used for capital and related financing activities for FY 2006 was $32.6 million, compared to $45.9 million net cash used in capital and related financing activities, for FY 2005. Cash flow used in capital and related financing activities was primarily for repayment of the subordinated loans from DCC, purchase of property and equipment and interest paid on the Notes.

Net cash used in non-capital financing activities for FY 2006 was $14.1 million, an increase of $2.9 million from $11.2 million, for FY 2005.  Net cash used in non-capital financing activities consisted of distributions to the Tribe, was $15.5 million, including one-time permitted payments of $1.9 million for reimbursement of construction costs related to improvements to the main access road to the Tribe’s reservation an our Casino that were incurred before our formation, and $1.4 million for reimbursement of municipal services, was contributed back to us by the Tribe, shortly after such distribution was made. On April 1, 2005, our monthly payments to the Tribe were allowed to increase from $0.5 million to $1.0 million under the Indenture.  Net cash used for capital and related financing activities for FY 2005 was $45.9 million, compared to $29.3 million net cash provided by financing activities, for the year ended December 31, 2004.

We believe that existing cash balances, cash from operations, as well as permitted disbursements from our restricted cash escrow accounts will provide adequate funds for our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future. However, our ability to fund our operations, make planned capital expenditures, make scheduled debt payments and refinance our indebtedness depends on our future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Additionally, the Indenture limits our ability to incur additional indebtedness. See Item 1 — “Business — Material Agreements — The Notes and the Related Indenture.”

Contractual Obligations as of December 31, 2006

     The following table summarizes our contractual obligations and commitments as of December 31, 2006:

	Total	1 year	1-3 years	3-5 years
Long-term debt obligations (a)	$200,546,577	$531,271	$15,306	$200,000,000
Operating lease obligations	270,031	265,290	4,741	—
Capital lease obligations	226,149	111,141	115,008	—
Total obligations (b)	$201,042,757	$907,702	$135,055	$200,000,000

(a)             Excluded from long-term debt obligations above are interest payments of $19.5 million in 1 year; $39.0 million in 2-3 years; $35.7 million in 4-5 years.

(b)            The Compact requires us to pay a quarterly fee of $0.4 million to the RSTF based on the number of our licensed gaming devices. Total obligations do not include the RSTF payments.

Regulation and Taxes

We are subject to extensive regulation by the tribal gaming agency, the California Gambling Control Commission and the National Indian Gaming Commission. Changes in applicable laws or regulations could have a significant impact on our operations.

In September 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on a building code interpretation by a state officer who was later determined to lack jurisdiction to make a code determination, and did so without consulting the Tribe’s building code official having jurisdiction. The Tribe appealed and, in May 2005, an Administrative Law Judge ruled for the Tribe and recommended that the ABC reverse itself and approve the license, which ABC did as of October, 2005, pending a hearing on the protests. The ABC has received approximately 65 protests to issuance of the license from various citizens and local government officials. The ABC had scheduled a hearing on those protests in May 2007, which was recently continued by stipulation of the parties to August 2007 because the Tribe and various protestants are engaged in settlement discussions with respect to certain protest issues. The Tribe intends to vigorously defend its application and believes the protests are without merit.

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

Through December 31, 2006, we had not invested in derivative or foreign currency-based financial instruments. Additionally, we primarily have fixed rate debt. As such, we do not believe we have material exposure to market risk.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and notes thereto, referred to in Item 15(A) (1) of this Form 10-K, are filed as part of this report and appear in this Form 10-K beginning on page 51.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed with, or furnished to the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Assistant Financial Controller (Principal Financial Officer) and Chief Operations Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to provide reasonable assurances of achieving its objectives.

Our Chief Executive Officer and our Assistant Financial Controller (Principal Financial Officer) have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a -15(e) and 15d — 15(e)) as of December 31, 2006. Based on that evaluation they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in reaching that level of reasonable assurance.

Changes to Internal Controls Over Financial Reporting

A change in financial personnel (the Chief Financial Officer position) during the quarter ended September 30, 2006, led to the discovery of errors in the application of GAAP in prior periods.  These errors related to the previous improper classification of complementary services and non-cash revenue sources as both revenues and offsetting operational expenses, which did not follow GAAP, the Industry Audit Guide for Casinos, or casino industry practices.  The classification errors resulted in overstated revenues and overstated expenses, as previously reported, and required restatement of prior quarter and annual financial statements.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

We were formed in 2003 as an unincorporated instrumentality of the Tribe. We are governed by a five-member Board of Directors consisting of the same five members as those of the Tribe’s Board of Directors. The Tribe’s Board of Directors is elected biennially by the Tribal Council (the approximately 528 voting members of the Tribe), and includes a Chairperson, a Vice Chairperson, a Secretary-Treasurer and two members-at-large. The Secretary-Treasurer position has been vacant since December 12, 2006. Our last election took place on October 7, 2006.  The members of our Board of Directors will serve for so long as they serve on the Tribe’s Board of Directors.

Our Board of Directors

The table below sets forth information about the current members of our Board of Directors:

Name	Age	Position(s) Held

Betty Arterberry	60	Chairperson
Margie Rojes	60	Vice Chairperson
Harvey Hopkins	58	Member
Augusto “Gus” Pina	63	Member
Gabriel Nevarez	43	Member

Betty Arterberry has served as Chairperson of our Board of Directors since July 18, 2006. Prior to that, Ms. Arterberry served as Vice Chairperson since our inception. On July 18, 2006, Ms. Arterberry assumed the title of Chairperson of the Authority while also serving as the Vice Chairperson of the Tribe’s Board of Directors. Prior thereto, Ms. Arterberry previously served as the Tribe’s Secretary-Treasurer for three consecutive two-year terms. Ms. Arterberry is currently employed at Sonoma County Indian Health Project as Chief Administrative Officer where she has worked since 1977. Ms. Arterberry is a member of the National Congress of American Indians and the California Nations Indian Gaming Association and serves on various other national, state and tribal associations. In addition, Ms. Arterberry serves as Chairperson of the Personnel Committee and is a member of the Legislative Committee for the Tribe.

Margie Rojes has served as Vice Chairperson of our Board of Directors since December 12, 2006.  Prior to that, Ms. Rojes served as our Secretary-Treasurer of our Board of Directors since our inception. Ms. Rojes has also served as the Secretary-Treasurer of the Tribe’s Board of Directors since September 9, 2001. Ms. Rojes served as member of the Board of Directors for the Tribe for the last four terms since 1994. Ms. Rojes retired from the Windsor Elementary School District after 20 years of service. Ms. Rojes is a member of the National Congress of American Indians and the

California Nations Indian Gaming Association and is the tribal delegate for Indian Child and Family Preservation Program. She also serves as a member of the Finance and Legislative Committees for the Tribe.

Harvey Hopkins was elected as Chairman of Dry Creek Rancheria on November 20, 2004 and continues to serve as the Tribe’s Chairman.  Mr. Hopkins served as River Rock Entertainment Authority’s Chairperson from November 20, 2004 to July 14, 2006. Mr. Hopkins has been a licensed excavating contractor for 29 years.  He grew up in Santa Rosa, California, and has been a lifelong member of the Dry Creek Rancheria.  Mr. Hopkins began a professional career in construction in 1970.  Soon after, he became a licensed excavating contractor.  He and his wife have also been in the trucking business for the last 16 years and currently own American Indian Management Inc. Trucking Company.  Additionally, Mr. Hopkins worked for American Civil Constructors West Coast for the past 15 years.

Augusto “Gus” Pina has served as a member of our Board of Directors since November 20, 2004. Mr. Pina recently retired as vice president of the Santa Rosa office of Bank of the West. Prior to joining Bank of the West in 1992, Mr. Pina served in various managerial positions at Crocker Bank and Bank of America. Mr. Pina was honorably discharged from the US Navy in 1964. Except during his service to the US Navy, Mr. Pina has lived in Sonoma County his entire life. He has been a member of Rotary International, Cotati Planning Commissioner, Cotati Chamber President, former board member of KRCB channel 22 and a former member of the Petaluma Boys & Girls Club.

Gabe Nevarez has served as a member of our Board of Directors since October 7, 2006. Mr. Nevarez had served on the Tribe’s Board of Directors as a member-at-large from 1998 through 2004. He had previously served on the Authority’s Board of Directors as a member-at-large from its inception through November 2004. Mr. Nevarez has been employed in retail sales in Santa Rosa, CA since 1986. Mr. Nevarez has previously served as a member of the Enrollment, Personnel, Housing and Legislative Committees of the Tribe.

Executive Officers

The table below sets forth information about certain key executive officers as of December 31, 2006.

Name	Age	Position(s) Held
Shawn S. Smyth	58	Chief Executive Officer; General Manager
Noman Runyan	53	Chief Operations Officer
David B. Wolfe	50	Chief Financial Officer
Anthony Jay Averitt	50	Marketing Manager
Willam Carnahan	62	Slot Manager

Set forth below is a brief description of the business experience of our key executive officers. The following descriptions for our officers include employment by River Rock Casino as our predecessor.

Shawn S. Smyth has been our Chief Executive Officer and General Manager since April 13, 2006.  Mr. Smyth has more than 25 years experience in the gaming industry, and has been responsible for developing, enhancing and expanding operations at several Native American properties. Most recently, he was the General Manager of Paradise Casinos in Yuma, Arizona, where he oversaw a Tribal property containing two adjacent casinos. Prior to that, he was Chief Executive Officer of the Seven Feathers Hotel and Casino Resort in Canyonville, Oregon, where he was responsible for daily operations, strategic planning and master plan development. His previous experience also includes 15 years as the Chief Executive Officer of Carson Valley Inn Properties in Minden, Nevada.

Norman Runyan has been our Chief Operations Officer since October 2002.  Mr. Runyan was our acting Chief Executive Officer and General Manager from November 8, 2005 through April 13, 2006, following the resignation of our former Chief Executive Officer, in November 2005.  Mr. Runyan has been involved in numerous projects over the past 20 years working on the development and operation of hospitality and gaming related enterprises. Mr. Runyan served as Chief Operations Officer of Casino Arizona in Scottsdale, Arizona from 1998 to 2002, where he assisted in the design, development, opening and oversight of construction and operations of their casino facility. From 1995 through 1998, Mr. Runyan served as Director of Operations and assisted in the development of the Apache Gold Casino and Resort.

David Wolfe was our Chief Financial Officer from July 18, 2006 to April 9, 2007. Mr. Wolfe has more than 25 years experience in finance and accounting.  Mr. Wolfe was the Chief Financial Officer of Desert Diamond Casino in Tucson, Arizona from 2002 to 2005, where he oversaw six departments.  Prior to that, he was the Finance Director of Isleta Casino and Resort in Albuquerque, New Mexico from 2001 to 2002, and the Controller at Sandia Casino in Albuquerque, New Mexico from 1999 to 2001.

Anthony Jay Averitt has been our Marketing Manager since August 2002.  Mr. Averitt has more than 12 years of gaming experience and is responsible for the establishment and development of our gaming facility’s marketing department, and all our marketing policies and procedures. Prior to his employment at our gaming facility, Mr. Averitt was the Marketing Director for Casino Arizona, in Scottsdale, Arizona from 1998 through 2002.  Mr. Averitt helped develop three casinos for the Salt River Pima — Maricopa Indian community, and formulated and managed the marketing, advertising & guest service departments.

William Carnahan has been our Slot Manager since September 2002. With over 30 years of slot experience, Mr. Carnahan has helped design slot floor layouts and been in charge of slot installation. Prior to his employment at our gaming facility, Mr. Carnahan served as Director of Slot Operations for Casino of the Sun and Casino Del Sol in Tucson, Arizona, where he was responsible for the daily operation of both casino floors. Mr. Carnahan helped design the slot floor layout and machine selection of Casino Del Sol and was responsible for the installation of machines, slot system and progressive system for phase one of the development of Casino Del Sol. Mr. Carnahan was employed at Cliff Castle Casino in Camp Verde, Arizona as slot repair supervisor from 1995 to 1996, and slot manager from 1996 to 2000.

As of April 12, 2007, Mr. Jacob Coughlin, our Assistant Financial Controller, became our Principal Financial Officer. Following the resignation of Mr. David Wolfe, our Chief Financial Officer. The following is a brief description of the business experience of Mr. Coughlin.

Jacob A. Coughlin has been our Assistant Financial Controller since April 2006.  Mr. Coughlin has more than 7 years of experience in finance and accounting.  Before being promoted to Assistant Financial Controller, Mr. Coughlin was our Financial Analyst from 2004 to 2006, where he oversaw the preparation and review of all our financial reporting and SEC filings.  Prior to that, he was an Accountant at Advance: Solar, Hydro, Wind Power Company in Calpella, California from 2003 to 2004, and Tax Manager at Robertson, Cahill & Associated CPAs in Lakeport, California from 2002 to 2003.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, including our principal executive officer and principal financial officer. Our code of ethics is available on our website at www.riverrockcasino.com under “Contact Us/Investor Relations/Corporate Governance.”

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Philosophy

Our compensation policies are designed to attract and retain key employees, motivating them to achieve and rewarding them for superior performance.  We choose to pay competitive levels of base compensation and discretionary bonuses in order to attract and retain the necessary executive talent, reward annual performance and provide incentive for their balanced focus on long-term strategic goals as well as short-term performance. Since we believe the performance of every employee is important to our success, we are mindful of the effect of executive compensation on all of our employees.

We believe that the compensation of our officers should reflect their success as individuals and as a management team, in attaining key operating objectives, such as growth of revenues and operating earnings. We believe that the performance of the officers in managing our casino, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation. In setting our officers’ compensation, we intend to be competitive with other gaming companies. Our discretionary cash bonuses are an important element of our ability to recruit and retain talented employees and reward achievement since we do not pay any equity-based compensation.

Overview of Compensation and Process

In lieu of a compensation committee, our Board of Directors acts as a whole to make determinations regarding compensation of our executive officers. Elements of compensation for our executives include: salary, incentive bonus, and benefits such as health, disability and life insurance, and perquisites. Base salaries for our non-contracted executives and discretionary bonuses for all executives are set for our officers annually by Board of Directors.

As part of its annual review of officer compensation, our Board of Directors takes into account each officer’s total compensation from prior years, as well as information contained in compensation surveys. After reviewing the above factors, our Board of Directors makes the ultimate compensation determinations.  Compensation determinations relating to incentive bonuses to our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer as well as base compensation are determined solely by our Board of Directors.

The following are certain factors that our Board of Directors will also take into account in determining the various components of our executive officers’ total compensation package:

•                  Performance against corporate and individual objectives for the previous year;

•                  Difficulty of achieving desired results in the coming year;

•                  Value of their unique skills and capabilities to support our long-term performance;

•                  Performance of their management responsibilities;

•                  Responsibility and authority of each position relative to other positions within the Authority; and

•                  Contributions as a member of the senior management team.

These elements fit into our overall compensation objectives by helping to secure the future potential of our operations, providing proper compliance and regulatory guidance, and helping to create a cohesive team.

Overview of Director Compensation and Procedures

We review the level of compensation of our directors on an annual basis. To determine how appropriate the current level of compensation for our directors is, we have historically obtained data from a number of different sources such as salary surveys and industry standards.

Retention Agreements

We do not have individual retention agreements with any employee except for severance arrangements with our Chief Executive Officer and Chief Operating Officer contained in their respective employment contracts that are discussed in the Item 11 under “Employment Agreements”.

Compensation Committee Interlocks and Insider Participation

No member of the Board of Directors has served as one of our officers or employees at any time. None of our executive officers serve as a member of the board of directors of any other company.

Board of Directors Report

Our Board of Directors has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on its review and discussions with management, the Board of Directors has approved the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for 2006. This report is provided by our full Board of Directors:

Betty Aterberry, Chairperson

Margie Rojes, Vice Chairperson

Harvey Hopkins, Member

Gus Pina, member

Gabe Nevarez, Member

Executive Officers

The following table provides summary information concerning compensation of our Chief Executive Officer, Chief Financial Officer and our three most highly compensated executive officers for each of our fiscal years ended December 31, 2006, 2005 and 2004:

				Other
Name and Principal Position	Year (a)	Salary	Bonus	Compensation(b)	Total

Shawn S. Smyth	2006	$182,692	$—	$10,393	$193,085
Chief Executive Officer (c)	2005	—	—	—	—
	2004	—	—	—	—
Norman Runyan,	2006	$263,317	$62,500	$13,467	$339,284
Chief Operations Officer	2005	240,973	58,320	7,386	306,679
	2004	219,921	54,000	7,013	280,934
David B. Wolfe	2006	$66,807	$11,250	$1,975	$80,032
Chief Financial Officer (d)	2005	—	—	—	—
	2004	—	—	—	—
Yuan Fang Mao	2006	$100,203	$-	$1,238	$101,441
Chief Financial Officer (e)	2005	176,936	39,230	4,416	220,582
	2004	147,089	21,996	3,711	172,796
Anthony Jay Averitt,	2006	$181,651	$19,063	$13,075	$213,789
Marketing Manager	2005	160,267	23,751	8,675	192,693
	2004	154,295	22,728	8,212	185,235
William Carnahan,	2006	$161,998	$21,704	$7,512	$191,214
Slot Manager	2005	136,875	20,304	10,703	167,882
	2004	131,537	19,500	7,700	158,737

(a)             Dollar amounts for bonuses are not guaranteed and represent the maximum amount that the principal officer may receive.

(b)            No “Other Compensation” was paid to any of the named principal officers during 2006, 2005 or 2004 except for sell-back of paid time off.

(c)             Shawn S. Smyth began serving as our Chief Executive Officer in April 2006.

(d)            David B. Wolfe began serving as our Chief Financial Officer in July 2006.

(e)             Yuan Fang Mao, our prior Chief Financial Officer, was terminated on April 12, 2006.

Employment Agreements

We entered into an employment agreement with Mr. Shawn Smyth on April 13, 2006 to serve as our Chief Executive Officer of the Authority. This two year employment agreement commenced as of April 13, 2006, and provides Mr. Smyth an annual salary of $250,000 and a discretionary bonus, as determined by the Tribal Board, of not more than 25% of his annual salary based on various criteria.  If Mr. Smyth’s employment is terminated for other reasons set forth in the employment agreement including death or disability, Mr. Smyth will be entitled to his salary for three months.  Either party may terminate the agreement with a 90 day written notice.

We renewed an employment agreement with Mr. Norman Runyan on November 8, 2005 to continue to serve as our Chief Operations Officer. This three year employment agreement commenced on October 14, 2005, and provides Mr. Runyan an annual salary of $250,000 and a discretionary bonus, as determined by the Tribal Board, of not less than 7% and not more than 25% of his annual salary based on various criteria.  If Mr. Runyan’s employment is terminated for other reasons set forth in the employment agreement including death or disability, Mr. Runyan will be entitled to his salary for three months.  Either party may terminate the agreement with a 90 day written notice.

We have no other employment agreements with our principal executive officers.  Compensation for our principal executive officers other than those subject to employment agreements is set based on the following criteria:

•                  Performance against corporate and individual objectives for the previous year;

•                  Difficulty of achieving desired results in the coming year;

•                  Value of their unique skills and capabilities to support our long-term performance;

•                  Performance of their management responsibilities;

•                  Responsibility and authority of each position relative to other positions within the Authority; and

•                  Contributions as a member of the senior management team.

Compensation of Our Board

We are governed by a five-member Board of Directors consisting of the same five members as those of the Tribe’s Board of Directors. The Tribe compensates members of each Board of Directors for the services they render. In 2005, we reimbursed the Tribe for 50% of the total compensation of the Board members reflecting an estimate of the total time allocable to Authority Board matters. In 2006, we reimbursed the Tribe for 50% of the total compensation of the Board members. The members of the Board of Directors received the following amounts for their service as members of the Tribe’s Board of Directors and as members of the Authority’s Board of Directors for the fiscal year 2006:

Name	Title	Fees Earned	All Other Comp	Total

Betty Arterberry	Chairperson	$70,000	$—	$70,000
Margie Rojes	Vice Chairperson	60,000	—	60,000
Harvey Hopkins	Board Member	100,000	—	100,000
Gus Pina	Board Member	40,000	—	40,000
Gabe Nevarez	Board Member	40,000	—	40,000

Item 12. Security Ownership of Certain Beneficial Owners and Management.

We have no outstanding equity securities.

Item 13. Certain Relationships and Related Transactions.

Distributions to the Tribe were $15.5 million, $11.2 million, and $7.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Under the Indenture, we currently are permitted to make payments of up to $1,020,000 per month to the Tribe, as well as certain other payments, which are also included within the definition of “Permitted Payments.”  We were permitted by our Indenture and increased the Permitted Payments to the Tribe by $40,000, commencing April 1, 2006.  In 2004, we distributed to the Tribe as a Permitted Payment, $783,116 in an effort to purchase a parcel of land for our use.  In August and September of 2006, we reimbursed the Tribe an aggregate of $2.0 million for construction costs incurred before our formation.  In December 2006, we reimbursed the Tribe $1.4 million for municipal services relating to improvements to the main access road to the Tribe’s reservation and our Casino.  The $1.4 million was later contributed back to us by the Tribe.

In May 2002, the Tribe entered into an agreement with Swinerton Builders for the construction related to the Casino for a guaranteed maximum price of $27.0 million. The scope of that contract has subsequently been amended by change order to include stabilization of the Dry Creek Rancheria hillside located above the completed River Rock Casino project, construction of new roadways and improvements to existing roadways on the Rancheria, which provide access to the Casino, other tribal improvements on the Rancheria and construction of infrastructure improvements on the Rancheria. The guaranteed maximum price of the contract has been amended to be approximately $39.4 million. Pursuant to the contract, we have made payments on behalf of the Tribe to Swinerton Builders of approximately $30.5 million through December 31, 2006.

Prior to the Notes Offering, the Tribe incurred $3.5 million of construction costs, primarily consisting of payments to Swinerton. We agreed to reimburse those costs to the Tribe. In 2006, we reimbursed the remaining balance of $2.0 million to the Tribe.

The Tribe has, or currently intends to, enter into contracts with various design, engineering and testing consultants to perform geotechnical engineering, geological services, civil engineering, traffic planning and engineering services, wastewater disposal evaluation and geotechnical investigation services, land surveying and civil engineering design services, landscape architectural design services, construction testing and inspecting services that will benefit the Casino. We intend to make payments under these contracts on behalf of the Tribe. Through December 31, 2006, we have made payments of approximately $6.1 million pursuant to such design, engineering and testing contracts.

The Tribe enacted a tribal gaming ordinance in April 1997, which, among other matters, created and established the TGA as a governmental subdivision of the Tribe. The TGA is responsible for the regulation of all gaming activities conducted by the Tribe or us on tribal lands. We pay for various expenses of the TGA (gaming commission expense), surveillance, plant operations, human resources, and as of May 8, 2006, purchasing and warehouse. All of these departments are operated by the Tribe. These expenses include but are not limited to payroll and related expenses, legal and other operational expenses.   These expenses were $6.2 million for FY 2006 and $4.7 million for FY 2005.

The Tribe is obligated to remit certain fees to the CGCC on a quarterly basis for inclusion in the RSTF. The RSTF is for the benefit of tribes in California that have no or limited gaming. We pay these fees on behalf of the Tribe. Compact revenue sharing trust fund expense remained the same at $1.3 million for FY 2006 and FY 2005. Compact revenue sharing trust fund expense includes payments associated with operating 1,600 gaming devices. These fees became payable by the Tribe when we commenced operations in September 2002, and are based on the number of our gaming device licenses. Compact revenue sharing trust fund expense includes payments to the RSTF as required by our Compact with the State of California.

We have pledged a cash gift, on behalf of the Tribe, to the Geyserville Unified School District in the amount of $1.2 million, to be provided in equal parts during each of the 2003 through 2007 school years. The cash donation to the school district is a gift and not part of any revenue sharing agreement with state or local government.  Through December 31, 2006, we have paid $1.1 million of this gift.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed for professional services rendered by Deloitte & Touche LLP, for the audit of our annual financial statements for FY 2006 and FY 2005 and the aggregate fees billed for audit-related services and all other services rendered by Deloitte & Touche LLP for FY 2006 and FY 2005.

	Fiscal Year	Fiscal Year
	2006	2005
Audit Fees	$243,000	$190,000
Audit-Related Fees	—	—
All Other Fees	$24,500	$21,500

The category of “Audit Fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with statutory and regulatory filings, or engagements for those fiscal years.

The category of “Audit-Related Fees” includes aggregate fees billed in each of the last two fiscal years, for assurance and related services by the principal accountant, that are reasonably related to the performance of the audit or review of the Authority’s financial statements.

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

1. The following financial statements of the Authority and the Report of Deloitte & Touche LLP, independent registered public accounting firm, appear on pages 51 through 64 of this Form 10-K and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Balance Sheets of the River Rock Entertainment Authority as of December 31, 2006 and 2005

Statements of Revenues, Expenses and Changes in Fund Deficit for the Years Ended December 31, 2006, 2005 and 2004

Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Financial Statements for the Years Ended December 31, 2006, 2005 and 2004

2. List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of exhibits required by Item 601 of Regulation S-K. See part (c) below.

(b) Reports on Form 8-K. The following current reports were filed on Form 8-K for the year ended December 31, 2006:

Current Report on Form 8-K filed on April 12, 2006.

Current Report on Form 8-K filed on April 19, 2006.

Current Report on Form 8-K filed on July 19, 2006

Current Report on Form 8-K filed on October 12, 2006

Current Report on Form 8-K filed on October 19, 2006

Current Report on Form 8-K filed on November 21, 2006

Current Report on Form 8-K filed on December 12, 2006

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

10.9

First Amendment to the Development and Loan Agreement, dated as of April 29, 2002, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.9 to the Form S-4, and incorporated by reference herein)

10.10

Second Amendment to Development and Loan Agreement, dated as of February 19, 2003, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.10 to the Form S-4, and incorporated by reference herein)

10.11

Third Amendment to Development and Loan Agreement, dated as of May 29, 2003, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.11 to the Form S-4, and incorporated by reference herein)

10.12

Fourth Amendment to Development and Loan Agreement, dated as of October 9, 2003, by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.12 to the Form S-4, and incorporated by reference herein)

10.13

Fifth Amendment to Development and Loan Agreement, dated as of October 9, 2003 by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.13 to the Form S-4, and incorporated by reference herein)

10.14

Sixth Amendment to Development and Loan Agreement, dated as of November 7, 2003, by and between the Authority and Dry Creek Casino, LLC (filed as Exhibit 10.14 to the Form S-4, and incorporated by reference herein)

10.15

Employment Agreement, dated as of April 17, 2006, by and between the Tribe and Shawn S. Smyth (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on April 19, 2006, and incorporated by reference herein)

10.16

Employment Agreement, dated as of October 14, 2005, by and between the Tribe and Norman Runyan (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on November 14, 2005, and incorporated by reference herein)

10.17	Agreement, dated as of April 1, 2004, by and between the Authority and Swinerton Builders (filed as Exhibit 10.19 to the Form S-4, and incorporated by reference herein)

10.18	Lease Agreement, dated as of May 30, 2002, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.20 to the Form S-4, and incorporated by reference herein)

10.19

Amendment No. 1 to Lease Agreement, dated as of February 26, 2004, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.21 to the Form S-4, and incorporated by reference herein)

10.20	Amendment No. 2 to Lease Agreement, dated as of August 29, 2005, by and between the Tribe and Sprung Instant Structures, Inc. (filed herewith as Exhibit 10.20)

12.1	Statement of Calculation of Ratio of Earnings to Fixed Charges (filed herewith as Exhibit 12.1)

14.1	Code of Ethics (filed as Exhibit 14.1 to the Form 10-K filed with the SEC on March 30, 2006, and incorporated herein by reference)

31.1	Certification by Shawn S. Smyth, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Jacob A. Coughlin, Assistant Financial Controller (Principal Financial Officer), pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

32.1*	Certification by Shawn S.Smyth, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*

Certification by Jacob A. Coughlin, Assistant Financial Controller (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of River Rock Entertainment Authority whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of River Rock Entertainment Authority

We have audited the accompanying balance sheets of the River Rock Entertainment Authority (the “Authority”), a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians (the “Tribe”), as of December 31, 2006 and 2005, and the related statements of revenues, expenses and changes in fund deficit and of cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Authority’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the River Rock Entertainment Authority as of December 31, 2006 and 2005, and the revenues and expenditures and changes in fund deficit and the cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

River Rock Entertainment Authority is an unincorporated instrumentality of the Tribe and is not a separate legal entity. These financial statements reflect the financial position of the River Rock Entertainment Authority, its revenues and expenditures and changes in net assets and its cash flows and do not purport to represent the financial position and activity of the Tribe as a whole.

San Francisco, CA
April 16, 2007

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	December 31, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$32,549,001	$17,649,658
Restricted cash-current	467,997	666,517
Accounts receivable	203,555	93,252
Inventories	160,601	159,434
Prepaid expenses and other current assets	1,396,289	1,427,906
Total current assets	34,777,443	19,996,767
RESTRICTED CASH - net of current	6,780,256	6,706,964

PROPERTY AND EQUIPMENT:
Buildings and building improvements	129,245,481	128,858,771
Furniture, fixtures and equipment	27,110,280	26,015,944

Accumulated depreciation	(32,696,126)	(21,801,767)
Construction in progress	4,385,195	1,819,271
Property and equipment-net	128,044,830	134,892,219
DEPOSITS AND OTHER ASSETS	5,266,658	6,081,955

TOTAL ASSETS	$174,869,187	$167,677,905

LIABILITIES AND FUND DEFICIT

CURRENT LIABILITIES:
Accounts payable:
Trade	$2,500,226	$2,178,031
Construction	467,997	1,114,618
Accrued liabilities	7,094,168	6,463,556
Current maturities of long-term debt	642,413	103,545
Total current liabilities	10,704,804	9,859,750
LONG-TERM DEBT - net of current maturities	198,500,275	198,243,209
Total long-term liabilities	198,500,275	198,243,209

COMMITMENTS AND CONTINGENCIES
FUND DEFICIT:
Invested in capital assets-net of related debt	(71,097,858)	(63,454,535)
Restricted for capital projects	7,248,253	7,373,481
Unrestricted	29,513,713	15,656,000

Total fund deficit	(34,335,892)	(40,425,054)

TOTAL LIABILITIES AND FUND DEFICIT	$174,869,187	$167,677,905

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN FUND DEFICIT
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
REVENUES:

Casino	$136,294,029	$132,831,172	$101,605,337
Food, beverage & retail	6,244,262	6,920,246	4,958,894
Other	622,605	662,894	575,527

Gross revenues	143,160,896	140,414,312	107,139,758

Promotional allowances	(12,541,699)	(6,855,551)	(2,632,103)

Net revenues	130,619,197	133,558,761	104,507,655

OPERATING EXPENSES:
Casino	20,454,077	19,187,233	16,908,717
Food, beverage & retail	5,996,913	6,311,028	4,515,916
Selling, general and administrative	39,903,231	46,174,080	39,008,030
Depreciation	11,502,565	11,012,094	6,390,396
Credit enhancement fee	8,078,806	7,669,147	5,111,747
Gaming commission and surveillance expense	3,154,384	2,773,369	1,780,194
Compact revenue sharing trust fund	1,335,000	1,335,000	1,335,000

Total Operating expenses	90,424,976	94,461,951	75,050,000

INCOME FROM OPERATIONS	40,194,221	39,096,810	29,457,655

OTHER EXPENSE-Net:
Interest expense	(20,883,967)	(21,046,944)	(17,446,237)
Interest income	1,045,942	332,122	498,905
Loss on sale of assets	(126,394)	(104,117)	(62,577)
Other expense	(640)	(1,683)	(1,098)
Other expense-net	(19,965,059)	(20,820,622)	(17,011,007)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	20,229,162	18,276,188	12,446,648

TRIBAL CONTRIBUTIONS (DISTRIBUTIONS):
Contributions from the Tribe	1,381,137	—	—
Distributions to the Tribe	(15,521,137)	(11,180,000)	(7,613,116)

NET INCOME (LOSS) AFTER TRIBAL DISTRIBUTIONS	6,089,162	7,096,188	4,833,532

FUND DEFICIT-Beginning of period	(40,425,054)	(47,521,242)	(52,354,774)

FUND DEFICIT-End of period	$(34,335,892)	$(40,425,054)	$(47,521,242)

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$130,439,469	$133,203,873	$103,992,700
Cash paid for salaries and benefits	(27,675,936)	(30,268,234)	(26,769,492)
Cash paid to suppliers	(40,878,038)	(45,851,753)	(37,760,621)
Cash paid for compact revenue sharing trust fund	(1,335,000)	(1,335,000)	(1,335,000)

Net cash provided by operating activities	60,550,495	55,748,886	38,127,587

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Payments of long-term debt	(522,311)	(10,478,627)	(192,757)
Purchases of property and equipment	(4,474,546)	(17,456,371)	(57,740,761)
Change in restricted cash	125,228	8,828,240	53,864,759
Interest paid	(19,525,022)	(19,763,000)	(20,365,153)
Credit enhancement fee	(7,981,395)	(7,372,759)	(4,633,756)
Proceeds from sale of fixed assets	27,350	9,500	122,580
Other	(206,398)	362,841	(347,106)

Net cash used in capital and related financing activities	(32,557,094)	(45,870,176)	(29,292,194)

CASH FLOW FROM INVESTING ACTIVITIES:
Interest Income	1,045,942	332,122	498,905

CASH FLOW FROM NON-CAPITAL FINANCING ACTIVITIES:
Distributions to Tribe	(15,521,137)	(11,180,000)	(7,613,116)
Contributions from Tribe	1,381,137	—	—
Net cash used in non-capital financing activites	(14,140,000)	(11,180,000)	(7,613,116)

CHANGE IN CASH AND CASH EQUIVALENTS	14,899,343	(969,168)	1,721,182

CASH AND CASH EQUIVALENTS, Beginning of the period	17,649,658	18,618,826	16,897,644

CASH AND CASH EQUIVALENTS, End of the period	$32,549,001	$17,649,658	$18,618,826

STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

RECONCILIATION OF INCOME BEFORE DISTRIBUTIONS TO TRIBE TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Income before Distributions to Tribe	$20,229,162	$18,276,188	$12,446,648

Adjustments to reconcile operating income to net cash provided by operating activities:
Depreciation	11,502,565	11,012,094	6,390,396
Interest Expense, net	20,883,967	21,046,944	17,447,237
Interest Income	(1,045,942)	(332,122)	(498,905)
Credit enhancement fee	8,078,806	7,669,147	5,111,747
Loss on sale of assets	126,394	104,117	62,577
Changes in operating assets and liabilities:
Accounts receivable	(110,303)	(39,456)	52,952
Inventories	(1,167)	223,977	(234,010)
Prepaid expenses and other current assets	31,617	(654,075)	109,102
Accounts payable	322,195	(1,220,143)	(2,787,179)
Accrued liabilities	533,201	(337,785)	27,022
Total adjustments	40,321,333	37,472,698	25,680,939

NET CASH PROVIDED BY OPERATING ACTIVITIES	$60,550,495	$55,748,886	$38,127,587

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:
Acquisition of property and equipment through third party financing	$980,995	$224,267	$690,566
Acquisition of property and equipment through Accounts Payable Construction	$467,997	$1,114,618	$4,091,862
Capitalized interest included in purchases of property and equipment paid with notes	$—	$—	$4,442,608

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

Income before distributions to the Tribe was $20,229,162 and $18,276,188 for the twelve months ended December 31, 2006 and 2005, respectively.   A fund deficit of $34,335,893 exists as of December 31, 2006. The Authority’s current assets exceeded its current liabilities by $24,072,639 as of December 31, 2006. On November 7, 2003, the Authority issued $200.0 million in its 9¾% Senior Notes, due 2011 (the “Notes”), and used a portion of the proceeds to reduce its current payables, accruals and debt. The Authority’s ability to fund future debt service payments is dependent upon the success of the Casino. Management believes that the Casino will attract sufficient patronage levels to continue to provide sufficient cash flows and to repay its indebtedness.

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

New Accounting Pronouncements— In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect correction of errors made. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the fiscal year beginning January 1, 2008. The future impact of the adoption of SFAS No. 157 by the Authority has not yet been evaluated.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value and offers an irrevocable option to carry the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. The provisions of SFAS No. 159 are effective for the fiscal year beginning January 1, 2008. The future impact of the adoption of SFAS No. 159 by the Authority has not yet been evaluated.

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

Inventories—Inventories, consisting principally of gaming supplies and food and beverage items, are stated at the lower of cost (first-in, first-out) or market.

Restricted Cash—Restricted cash consists of estimated construction expenses for three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds necessary to develop an approximately 18 acre parcel of land adjacent to the Tribe’s reservation. These funds are held in escrow accounts which are restricted for authorized construction disbursements. These escrow accounts are invested in CDs, which generate interest on a monthly basis. The FDIC has insured $100,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow account. Restricted cash was $7,248,253 and $7,373,481 at December 31, 2006 and December 31, 2005, respectively.  As of December 31, 2006, restricted cash includes amounts available for construction of $2,718,858 and land development funds of $4,529,395.

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

Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the asset. Capitalization of interest ceases when the project is substantially complete or development activity is suspended.  There was no capitalized interest for the twelve months ended December 31, 2006 and 2005.

Deposits and Other Assets—As of December 31, 2006 and December 31, 2005, deposits and other assets include $4,940,532 and $5,962,226 in unamortized bond discount, legal fees and other issuance costs related to the issuance of the Notes, $0 and $78,618 of equipment deposits, $213,218 and $4,200 of performance deposits and $112,908 and $36,911 of rental deposits.  Deferred loan costs are amortized using the effective interest method to interest expense over the term of the related financial arrangement.

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

Promotional Allowances—The retail value of food and beverages provided to playing customers without charge is included in gross revenues and then deducted as promotional allowances.  Such amounts that are included in Food, beverage and retail revenues for the twelve months ended December 31, 2006, 2005, and 2004 are $2,160,035, $2,825,772, and $2,632,103, respectively.  The distribution of electronic coupons (e-coupons) to customers is included in Casino revenues and is also deducted as promotional allowances.  The total e-coupons for the twelve months ended December 31, 2006, 2005, and 2004  are $8,788,573, $2,568,393, $0, respectively.  The redemption of cash incentives earned by the Players Club members is also recorded as promotional allowances.  The total cash incentives for the twelve months ended December 31, 2006, 2005, and 2004 are $1,593,091, $1,461,386, and $0, respectively.

Food and Beverage Costs—Food and beverage costs include costs associated with food and beverage, excluding amounts classified as casino expenses.  The estimated costs of providing complimentary services are reclassified from food and beverage to Casino expenses.  The costs of such services were $3,845,342, $3,642,229, and $3,878,262 for the twelve months ended December 31, 2006, 2005, and 2004 .

Advertising Costs—Advertising costs are expensed the first time advertising takes place. Advertising costs included in selling, general and administrative expenses were $5,210,739, $8,032,085, and $4,972,275 for the twelve months ended December 31, 2006, 2005 and 2004, respectively.

Gaming Commission and Surveillance Expenses—The Authority pays for various expenses for the Tribal Gaming Commission and surveillance.  Tribal Gaming Commission expenses are reported as Gaming Commission and surveillance expense on the Statement of Revenues, Expenses and Changes in Fund Deficit. Gaming Commission and surveillance expenses for the twelve months ended December 31, 2006, 2005 and 2004 are $3,154,384, $2,773,369, and $1,780,194, respectively.  Surveillance costs not included in the above amounts for 2004 were $858,625 and were recorded in Selling, General and Administrative expenses in 2004 only.  In 2005 and 2006 the Gaming Commission and Surveillance expenses have been combined and reported as Gaming Commission expenses.

Income Taxes—As a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian tribe, the Authority is a nontaxable entity for purposes of federal and state income taxes.

Distributions to Tribe—Distributions to Tribe are made up of permitted payments.  They are included in the Statement of Revenues, Expenses and Changes in Fund Deficit as distributions to Tribe allowed pursuant to the indenture for the Notes. Monthly permitted payments increased by $20,000 from $1,000,000 to $1,020,000 in April 2006.  Total distributions to the Tribe were $15,521,137, $11,180,000, and $7,613,116 for the twelve months ended December 31, 2006, 2005, and 2004, respectively.  In 2006, we reimbursed the Tribe an aggregate of $2.0 million for construction costs incurred before our formation.  In December 2006, we reimbursed the Tribe $1.4 million for municipal services relating to improvements to the main access road to the Tribe’s reservation and our Casino.  The $1.4 million was later contributed back to us by the Tribe.

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

Starting January 1, 2004, the Authority paid for various expenses for the following departments operated by the Tribe: Tribal Gaming Commission, surveillance, plant operations, human resources, purchasing and warehousing.  On January 1, 2005, the Authority operated the Purchasing and Warehouse departments and continued to pay expenses for the other departments operated by the Tribe.  These departmental expenses include but are not limited to payroll and related expenses, legal and other operational expenses.  Under direction of the River Rock Entertainment Authority Board and the Tribal Council, the Tribe assumed responsibility of the Purchasing and Warehouse departments on May 8, 2006.  The expenses associated with the Purchasing and Warehouse departments incurred by the Tribe are included in these amounts and will be reimbursed to the Tribe by the Authority as with other Tribal departments.  Total amounts billed by the Tribe for these departments, excluding Tribal Gaming Commission and surveillance, were $3,188,736, $1,874,919, and $1,912,905 for the twelve months ended December 31, 2006,2005, and 2004, respectively.  They are recorded as a component of Selling, General, and Administrative expenses.

The Authority pays for various expenses for the Tribal Gaming Commission and surveillance.  Effective July 1, 2005, the Tribal Gaming Commission adopted a regulation on payments of regulatory fees from the Authority.  The Tribal Gaming Commission and surveillance expenses are being recorded in Gaming Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Fund Deficit.  Gaming Commission and surveillance expenses were $3,154,384, $2,773,369 and $1,780,194 for the twelve months ended December 31, 2006, 2005, and 2004, respectively.  Surveillance costs of $858,625 are not included in Gaming Commission and surveillance expenses for 2004.  These expenses were included in Selling, General and Administrative expenses.  In 2005 and 2006 the Gaming Commission and Surveillance expenses have been combined and reported as Gaming Commission expenses.

5.             DEVELOPMENT AND LOAN AGREEMENT

The Tribe entered into a Development and Loan Agreement with Dry Creek Casino, LLC (“DCC”) on August 26, 2001, which has been amended from time to time (as amended, the “Development Agreement”). In consideration of DCC’s providing credit enhancement and other services under the Development Agreement, the Tribe is obligated to pay DCC the Credit Enhancement Fee. The Credit Enhancement Fee is defined as 20% of the Authority’s net income before distributions to the Tribe plus depreciation and amortization plus annual interest on $25.0 million principal amount of the notes less revenues from sales of alcoholic beverages. The Credit Enhancement Fee is required to be paid monthly for a period of five years commencing on June 1, 2003. The Credit Enhancement Fee was $8,078,806, $7,669,147, and $5,111,747 for each of the twelve months ended December 31, 2006, 2005 and 2004, respectively.

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

6.             CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of December 31, 2006 and December 31, 2005:

	December 31, 2006	December 31, 2005
Operating accounts	$5,573,333	$5,241,644
Money Market Accounts	31,967	62,420
Short Term Investments	22,304,924	8,988,622
Cash on hand	4,638,777	3,356,972

Cash and cash equivalents	32,549,001	17,649,658
Restricted cash	7,248,253	7,373,481

Total cash and cash equivalents and restricted cash	$39,797,254	$25,023,139

The Authority’s cash in banks and cash equivalents (the “Investments”) are categorized by level of credit risk assumed by the Authority. Category 1 includes investments that are insured or registered or for which the investments are held by the Authority or its agent in the Authority’s name. Category 2 includes uninsured and unregistered investments for which the investments are held by the counterparty’s trust department or agent in the Authority’s name. Category 3 includes uninsured and unregistered investments for which the investments are held by the counterparty’s agent but not in the Authority’s name. At December 31, 2006, the Authority had $200,000 in Category 1 investments, $5,473,333 cash in banks, $31,967 in Money Market accounts and $22,304,924 in short term investments which are Category 2 investments and $7,148,253 restricted cash in bank over the FDIC insurance limits, which are Category 3 investments.  Amounts in Category 2 and Category 3 investments are invested in short term, highly liquid cash equivalents and investments.  As of December 31, 2006 and 2005, these amounts are composed of money market accounts in the amount of $31,967 and $62,420, respectively and A1/P1 bonds in the amount of $22,304,924 and $8,988,622, respectively.

7.             PROPERTY AND EQUIPMENT

Property and equipment at January 1, 2006 and December 31, 2006 consisted of the following:

	Balance,			Balance,
	January 1,			December 31,
	2006	Additions	Dispositions	2006

Buildings and improvements	$128,858,771	$386,710	$—	$129,245,481
Furniture, fixtures and equipment	26,015,944	1,856,286	(761,950)	27,110,280
Less accumulated depreciation	(21,801,767)	(11,502,565)	608,206	(32,696,126)

	133,072,948	(9,259,569)	(153,744)	123,659,635
Construction in progress	1,819,271	2,565,924	—	4,385,195

Property and equipment—net	$134,892,219	$(6,693,645)	$(153,744)	$128,044,830

Construction in progress consists of payments to various vendors related to the Authority’s master plan development and land improvements. Substantially all of the Authority’s personal property is pledged as collateral to secure its debt.  At December 31, 2006 and 2005, the Authority had $376,636 and $315,012 in capital lease assets with related accumulated depreciation of $117,378 and $40,251.

8.             ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31, 2006 and December 31, 2005:

	December 31,	December 31,
	2006	2005

Accrued in-house progressive slot jackpots	$779,408	$495,588
Accrued payroll and related benefits	2,005,731	1,677,290
Accrued interest	3,250,000	3,250,000
Accrued credit enhancement fees	783,070	685,659
Accrued other expenses	275,958	355,019
Total accrued liabilities	$7,094,168	$6,463,556

9.             LONG-TERM DEBT

Long-term debt consisted of the following as of December 31, 2006 and December 31, 2005:

	December 31,	December 31,
	2006	2005

9 3/4% Senior Notes, net of unamortized issue discount of $1,630,039 and $1,967,289. Due 2011.	$198,369,961	$198,032,711
Vehicles Notes	25,439	51,937
Capital leases obligations	747,288	262,106
Total Long Term Debt	199,142,688	198,346,754
Less: current portion	(642,413)	(103,545)

Total long-term debt - net of current maturities	$198,500,275	$198,243,209

Maturity schedule — Annual requirements to retire long-term debt at December 31, 2006:

	Principal	Interest	Total
2007	$642,412	$19,512,047	$20,154,459
2008	96,754	19,504,732	19,601,486
2009	32,097	19,500,622	19,532,719
2010	1,463	19,500,000	19,501,463
2011	200,000,000	16,250,000	216,250,000
	$200,772,726	$94,267,401	$295,040,127

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

Fair Value—The Authority’s long-term debt is recorded at an amortized historical cost basis. The fair value of long-term debt approximates $213,500,000 at December 31, 2006.

10.           LEASES

The Authority leases a sprung structure, which is accounted for as an operating lease. Such lease expense was $455,290, $482,355, and $511,476 for the twelve months ended December 31, 2006, 2005 and 2004. The Authority renewed the lease agreement on August 17, 2005 for $36,230 per month for twenty four (24) months ending August 17, 2007.

On October 1, 2003, the Tribe entered into an operating lease agreement for office and warehouse space to replace existing facilities.  Prior to the Tribe taking control over the Purchasing and Warehouse departments, the Authority reimbursed the Tribe lease fees allocated based on the square footage utilized.  Since May 2006, when the Tribe assumed responsibility for the Purchasing and Warehouse departments, the Authority no longer reimburses the Tribe lease fees as a separate transaction.  This reimbursement is made through the reimbursement of Tribal departments monthly allotment and quarterly reconciliations.  The Authority reimbursed the Tribe for such lease fees in the amount of $512,567, $439,133, and $252,463 for the twelve months ended December 31, 2006, 2005 and 2004, respectively.

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

On April 25, 2006, the Authority entered into a thirty six month capital lease to purchase 5 DECK MATE poker shuffles in the amount of $61,833.  The capital lease is at 12.98

Lease expenses of $484,334, $995,202, and $1,333,664 for the twelve months ended December 31, 2006, 2005 and 2004, respectively and are included in general and administrative expenses in the accompanying statement of revenues, expenses and changes in fund deficit.  Expected remaining payments under operating leases are $265,290 and $4,741 for the years ending December 31, 2007 and 2008, respectively.

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

On April 5, 2007, the Ninth Circuit Court of Appeals affirmed the district court in an unpublished opinion, ruling for the Tribe on all issues.  The County Fire Chief has not petitioned for rehearing or certiorari as of this writing.

California Department of Alcoholic Beverage Control

In September 2004, the Department of Alcoholic Beverage Control ("ABC") denied the Tribe's application for a liquor license based on a building code interpretation by a state officer who was later determined to lack jurisdiction to make a code determination, and did so without consulting the Tribe's building code official having jurisdiction.  The Tribe appealed and, in May 2005, an Administrative Law Judge ruled for the Tribe and recommended that the ABC reverse itself and approve the license, which ABC did as of October, 2005, pending a hearing on the protests.  The ABC has received approximately 65 protests to issuance of the license from various citizens and local government officials.  The ABC had scheduled a hearing on those protests in May 2007, which was recently continued by stipulation of the parties to August 2007 because the Tribe and various protestants are engaged in settlement discussions with respect to certain protest issues.  The Tribe intends to vigorously defend its application and believes the protests are without merit.

We are involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. We believe that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on our results of operations, financial condition or cash flows.

12.           COMPACT REVENUE SHARING TRUST FUND

The Compact requires the Authority to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $1,335,000 annually for the years ended December 31, 2006 and 2005, respectively.

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

The Authority entered into an employment agreement with Mr. Shawn S. Smyth on April 13, 2006 to serve as the Chief Executive Officer of the Authority.  The two year employment agreement commenced on April 13, 2006, and provides Mr. Smyth an annual salary of $250,000 and a discretionary bonus, as determined by the Tribal Board, of not more than 25% of his annual salary based on various criteria.  If Mr. Smyth’s employment is terminated for other reasons set forth in the employment agreement including death or disability, Mr. Smyth will be entitled to his salary for three months.  Either party may terminate the agreement with a 90 day written notice.

14. BENEFIT OBLIGATIONS

On April 1, 2006, the Authority became fully self-insured for its dental benefits plan.  The Authority pays 100% of the dental benefits plan coverage cost for employees and 50% of the coverage cost for dependants and domestic partners based on calculated premiums.  Maximum coverage under the dental plan is limited to $2,000 per covered person per year.  All employees working an average of 60 hours per pay period are eligible for the dental benefits plan.  Administration of the plan is provided by a third party under an administrative services agreement.

On April 1, 2006, the Authority became fully self-insured for its medical benefits plan coverage from $250 to $2,000 of medical benefit cost per covered person per year.  Employees are responsible for the first $250 of medical benefit costs and 20% of the medical benefit costs from $250 to $2,000, while the Authority is responsible for 80% of the medical benefit costs.  Coverage above $2,000 is provided by a fully insured, high deductible medical benefits plan.  The Authority pays 100% of the medical benefits plan coverage cost for employees and 50% coverage cost for dependants and domestic partners based on calculated premiums.  Maximum coverage under the fully self-insured medical benefits plan is limited to $1,400 per covered person per year.  All employees working an average of 60 hours per pay period are eligible for the dental benefits plan.  Administration of the plan is provided by a third party under an administrative services agreement.

The Claims payable, Claims IBNR (incurred but not reported), and Insurance premiums payable for the above self-insured benefits plan are recorded in Other Accrued Liabilities on the financial statements.

15. SUBSEQUENT EVENTS

On January 31, 2007 the Authority exercised the buy-out option under the Development Agreement between the Authority and Dry Creek Casino, LLC (“DCC”) and on March 2, 2007 signed a mutual agreement to fix the amounts due DCC in respect of such exercise to the sum of $11,350,000 less the amount paid after the Authority exercised the buy-out option of $737,491. The net payment of $10,612,509 was made in March 2007 and expensed in full in the first quarter of 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2007.

RIVER ROCK ENTERTAINMENT AUTHORITY

By:	/s/ Shawn S. Smyth
Name: Shawn S. Smyth
Title: Chief Executive Officer, General Manager

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
Name: Shawn S. Smyth
Title: Chief Executive Officer (Principal Executive Officer), General Manager
Date: April 17, 2007

By:	/s/ Jacob A. Coughlin
Name: Jacob A. Coughlin
Title: Assistant Financial Controller (Principal Financial and Accounting Officer)
Date: April 17, 2007