Form 10-Q
period 2007-03-31
River Rock Entertainment Authority
filed 2007-05-15
CIK 1288924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

3250 Highway 128 East
Geyserville, California 95441
(707) 857-2777
(Address, including zip code, and telephone number
including area code, of registrant’s principal executive offices)

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

Yes ☐       No ☒

RIVER ROCK ENTERTAINMENT AUTHORITY

CAUTIONARY STATEMENT

Except for the historical financial information contained herein, the matters discussed in this report on Form 10-Q (as well as documents incorporated herein by reference) may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based upon current expectations that involve risks and uncertainties and include declarations regarding the intent, belief or current expectations of us and our management and may be signified by the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements, whether as a result of new information, future events, or otherwise. All discussion in this report should be read in conjunction with our financial statements and the accompanying notes contained in this report.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS	March 31, 2007	December 31, 2006
CURRENT ASSETS:
Cash and cash equivalents	$33,176,276	$32,549,001
Restricted cash-current	466,517	467,997
Accounts receivable	346,770	203,555
Inventories	149,479	160,601
Prepaid expenses and other current assets	1,386,370	1,396,289
Total current assets	35,525,412	34,777,443
RESTRICTED CASH - net of current	6,803,202	6,780,256

PROPERTY AND EQUIPMENT:
Buildings and building improvements	129,257,675	129,245,481
Furniture, fixtures and equipment	27,679,330	27,110,280

Accumulated depreciation	(35,587,886)	(32,696,126)
Construction in progress	4,433,890	4,385,195

Property and equipment-net	125,783,009	128,044,830

DEPOSITS AND OTHER ASSETS	4,718,641	5,266,658

TOTAL ASSETS	$172,830,264	$174,869,187

LIABILITIES AND FUND DEFICIT

CURRENT LIABILITIES:
Accounts payable:
Trade	$2,210,288	$2,500,226
Construction	466,517	467,997
Accrued liabilities	11,119,798	7,094,168
Current maturities of long-term debt	377,876	642,413
Total current liabilities	14,174,479	10,704,804
LONG-TERM DEBT - net of current maturities	198,553,616	198,500,275

Total long-term liabilities	198,553,616	198,500,275

COMMITMENTS AND CONTINGENCIES

FUND DEFICIT:
Invested in capital assets-net of related debt	(73,148,483)	(71,097,858)
Restricted for capital projects	7,269,719	7,248,253
Unrestricted	25,980,933	29,513,713

Total fund deficit	(39,897,831)	(34,335,892)

TOTAL LIABILITIES AND FUND DEFICIT	$172,830,264	$174,869,187

The accompanying notes are an integral part of these unaudited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN FUND DEFICIT

(Unaudited)

	Three-Month
	Period Ended
	March 31,
	2007	2006
REVENUES:

Casino	$35,459,655	$32,520,907
Food, beverage & retail	1,715,042	1,476,386
Other	159,759	152,855

Gross revenues	37,334,456	34,150,148

Promotional allowances	(3,230,052)	(2,525,888)

Net revenues	34,104,404	31,624,260

OPERATING EXPENSES:
Casino	5,194,744	5,039,341
Food, beverage & retail	1,442,220	1,516,682
Selling, general and administrative	9,836,560	11,390,353
Depreciation	2,928,076	2,860,533
Credit enhancement fee	11,348,897	1,602,417
Gaming commission and surveillance expense	675,404	722,741
Compact revenue sharing trust fund	333,750	333,750

Total Operating Expenses	31,759,651	23,465,817

INCOME FROM OPERATIONS	2,344,753	8,158,443

OTHER EXPENSE-Net
Interest expense	(5,218,434)	(5,224,632)
Interest income	367,754	191,504
Gain (Loss) on sale of assets	4,547	(3,384)
Other income (Expense) - net	(559)	13

Other expense-net	(4,846,692)	(5,036,499)

INCOME (LOSS) BEFORE DISTRIBUTIONS TO TRIBE	(2,501,939)	3,121,944

DISTRIBUTIONS TO TRIBE	(3,060,000)	(3,000,000)

NET INCOME (LOSS) AFTER DISTRIBUTIONS TO TRIBE	(5,561,939)	121,944

FUND DEFICIT-Beginning of period	(34,335,892)	(40,425,054)

FUND DEFICIT-End of period	$(39,897,831)	$(40,303,110)

The accompanying notes are an integral part of these unaudited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-Month
	Period Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$33,961,189	$31,650,571
Cash paid for salaries and benefits	(7,537,632)	(7,478,278)
Cash paid to suppliers	(9,947,052)	(11,773,213)
Cash paid for compact revenue sharing trust fund	(333,750)	(333,750)

Net cash provided by operating activities	16,142,755	12,065,330

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Payments of long-term debt	(295,509)	(25,826)
Purchases of property and equipment	(696,633)	(211,234)
Change in restricted cash	(21,466)	190,746
Interest paid	(3,697)	(9,896)
Credit enhancement fee	(12,131,967)	(1,651,256)
Proceeds from sale of assets	33,445	—
Other	292,593	70,117

Net cash used in capital and related financing activities	(12,823,234)	(1,637,349)

CASH FLOW FROM INVESTING ACTIVITIES:
Interest Income	367,754	191,504

CASH FLOW FROM NON-CAPITAL FINANCING ACTIVITIES:
Distributions to Tribe	(3,060,000)	(3,000,000)

CHANGE IN CASH AND CASH EQUIVALENTS	627,275	7,619,485

CASH AND CASH EQUIVALENTS, Beginning of the period	32,549,001	17,649,658

CASH AND CASH EQUIVALENTS, End of the period	$33,176,276	$25,269,143

The accompanying notes are an integral part of these unaudited financial statements.

Income (loss) before Distributions to Tribe	(2,501,939)	3,121,944

Adjustments to reconcile income (loss) before distributions to Tribe to net cash provided by operating activities:
Depreciation	2,928,076	2,860,564
Interest expense	5,218,434	5,224,632
Interest income	(367,754)	(191,504)
Credit enhancement fee	11,348,897	1,602,417
Loss (Gain) on sale of assets	(4,547)	3,384
Changes in operating assets and liabilities:
Accounts receivable	(143,215)	(93,875)
Inventories	11,122	12,675
Prepaid expenses and other current assets	9,919	(28,311)
Accounts payable	(289,938)	(424,038)
Accrued liabilities	(66,300)	(22,558)
Total adjustments	18,644,694	8,943,386

NET CASH PROVIDED BY OPERATING ACTIVITIES	$16,142,755	$12,065,330

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:
Acquisition of property and equipment through accounts payable construction	$—	$1,026,800
Trade in allowance on purchase of property and equipment	—	2,000

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

2.                             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared from the records of the Authority without audit and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Authority’s financial position at March 31, 2007, the interim results of operations for the three month periods ended March 31, 2007 and 2006, and changes in cash flows for the three month periods ended March 31, 2007 and 2006. The balance sheet at December 31, 2006, presented herein, has been derived from the audited financial statements of the Authority for the year then ended December 31, 2006.

Accounting policies followed by the Authority are described in Note 2 to the audited financial statements for the fiscal year ended December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of presenting the interim condensed financial statements. Such statements should be read in conjunction with the audited financial statements, including notes thereto, for the year ended December 31, 2006.

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

New Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the fiscal year beginning January 1, 2008. The future impact of the adoption of SFAS No. 157 by the Authority has not yet been evaluated.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value and offers an irrevocable option to carry the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. The provisions of SFAS No. 159 are effective for the fiscal year beginning January 1, 2008. The future impact of the adoption of SFAS No. 159 by the Authority has not yet been evaluated.

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

Restricted Cash—Restricted cash consists of estimated construction expenses for three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds necessary to develop an approximately 18-acre parcel of land adjacent to the Tribe’s reservation. These funds are held in escrow accounts which are restricted for authorized construction disbursements. These escrow accounts are invested in CD’s, which generate interest on a monthly basis. The FDIC has insured $100,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow account. Restricted cash was $7,269,719 and $7,248,253 at March 31, 2007 and December 31, 2006, respectively.  As of March 31, 2007, restricted cash includes amounts available for construction of $2,726,909 and land development funds of $4,542,810.

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

Deposits and Other Assets—As of March 31, 2007 and December 31, 2006, deposits and other assets include $4,685,108 and $4,940,532 in unamortized bond discount, legal fees and other issuance costs related to the issuance of the Notes; $19,450 and $0 of equipment deposits; $13,183 and $213,218 of performance deposits and $900 and $112,908 of rental deposits.  Deferred loan costs are amortized using the effective interest method to interest expense over the term of the related financial arrangement.

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

Promotional Allowances—The retail value of food and beverages provided to customers without charge or at a discount is included in Food, beverage and retail revenues and then deducted as promotional allowances. Such amounts that are included in Food, beverage and retail revenues for the three months ended March 31, 2007 and 2006 were $566,071 and $501,833, respectively.  The distribution of electronic coupons (e-coupons) to customers is included in Casino revenues and is also deducted as promotional allowances.  The total e-coupons for the three months ended March 31, 2007 and 2006 were $2,228,218 and $1,648,120, respectively.   The redemption of cash incentives earned by the Players Club members is also recorded as promotional allowances. The cost of cash incentives for the three months ended March 31, 2007 and 2006 were $435,763 and $375,935, respectively.

Food and Beverage Costs—Food and beverage costs include costs associated with food and beverage, excluding amounts reclassified as Casino expenses.  The estimated costs of providing complimentary services are reclassified from Food and beverage to Casino expenses.  The estimated costs of such services were $1,179,708 and $1,065,745 for the three months ended March 31, 2007 and 2006, respectively.

Advertising Costs—Advertising costs are expensed the first time advertising takes place. Advertising costs included in Selling, general and administrative expenses were $1,164,506 and $2,231,976 for the three months ended March 31, 2007 and 2006, respectively.

Gaming Commission & Surveillance Expenses—The Authority pays for various expenses for the Tribal Gaming Commission and surveillance.  Tribal Gaming Commission expenses are reported as Gaming Commission and surveillance expense on the Statement of Revenues, Expenses and Changes in Fund Deficit. Gaming Commission and Surveillance expenses for the three months ended March 31, 2007 and 2006 were $675,404 and $722,741, respectively.

Income Taxes—As a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian tribe, the Authority is a non-taxable entity for purposes of federal and state income taxes.

Distributions to Tribe—Distributions to Tribe are made up of permitted payments.  They are included in the Statement of Revenues, Expenses and Changes in Fund Deficit as distributions to Tribe allowed pursuant to the Indenture for the Notes.  Monthly permitted payments increased by $20,000 from $1,000,000 to $1,020,000 in April 2006.  Total distributions to the Tribe for the three months ended March 31, 2007 and 2006 were $3,060,000 and $3,000,000, respectively.

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

Commencing January 1, 2004, the Authority paid for various expenses for the following departments operated by the Tribe: Tribal Gaming Commission, surveillance, plant operations, human resources, purchasing and warehousing.  On January 1, 2005, the Authority operated the Purchasing and Warehouse departments, and continued to pay expenses for the other departments operated by the Tribe.  These departmental expenses include but are not limited to payroll and related expenses, legal and other operational expenses.  Under direction of the River Rock Entertainment Authority Board and the Tribal Council, the Tribe assumed responsibility of the Purchasing and Warehouse departments on May 8, 2006.  The expenses associated with the Purchasing and Warehouse departments incurred by the Tribe are included in these amounts and will be reimbursed to the Tribe by the Authority as with other Tribal departments.

Total amounts billed by the Tribe for these departments, excluding Tribal Gaming Commission and surveillance, were $766,665 and $598,174 for the three months ended March 31, 2007 and 2006, respectively. They are recorded as a component of Selling, general and administrative expenses.

The Authority pays for various expenses for the Tribal Gaming Commission and surveillance. Effective July 1, 2005, the Tribal Gaming Commission adopted a regulation on payments of regulatory fees from the Authority.  Tribal Gaming Commission and surveillance expenses are being recorded in Gaming Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Fund Deficit.  Gaming Commission and surveillance expenses for the three months ended March 31, 2007 and 2006 were $675,404 and $722,741, respectively.

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

The Authority had the right to terminate the Development Agreement by exercising a buy-out option (the “Buy-Out Option”) and did so on January 31, 2007.  Subsequently on March 2, 2007, the Authority and DCC signed a mutual agreement to fix the amounts due to DCC in respect of such exercise to the sum of $11,350,000 less the amount paid after the Authority exercised the buy-out option of $737,491. The net payment of $10,612,509 was made in March 2007 and expensed in full in the three months ended March 31, 2007.  Credit Enhancement Fee expense was $11,348,897 and $1,602,417 for the three months ended March 31, 2007 and 2006, respectively.

6.                             CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Operating accounts	$3,542,843	$5,573,333
Money Market Accounts	2,949	31,967
Short Term Investments	24,125,045	22,304,924
Cash on hand	5,505,439	4,638,777

Cash and cash equivalents	33,176,276	32,549,001
Restricted cash	7,269,719	7,248,253

Total cash and cash equivalents and restricted cash	$40,445,996	$39,797,254

The Authority’s cash in banks and cash equivalents (the “Investments”) are categorized by level of credit risk assumed by the Authority. Category 1 includes investments that are insured or registered or for which the investments are held by the Authority or its agent in the Authority’s name. Category 2 includes uninsured and unregistered investments for which the investments are held by the counterparty’s trust department or agent in the Authority’s name. Category 3 includes uninsured and unregistered investments for which the investments are held by the counterparty’s agent but not in the Authority’s name. At March 31, 2007, the Authority had $200,000 in Category 1 investments, $3,342,843 cash in banks, $2,949 in money market accounts and $24,125,045 in short-term investments, which are Category 2 investments, and $7,269,719 restricted cash in bank over the FDIC insurance limits, which are Category 3 investments.  Amounts in Category 2 and Category 3 investments are invested in short-term, highly liquid cash equivalents and investments.  As of March 31, 2007 and December 31, 2006, these amounts are composed of money market accounts in the amount of $2,949 and $31,967, respectively, and A1/P1 bonds in the amount of $24,125,045 and $22,304,924, respectively.

7.                             PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and March 31, 2007 consisted of the following:

	Balance, December 31, 2006	Additions	Dispositions	Balance, March 31, 2007,
Buildings and improvements	$ 129,245,481	$ 12,194	$ —	$129,257,675
Furniture, fixtures and equipment	27,110,280	634,263	(65,213)	27,679,330
Less accumulated depreciation	(32,696,126)	(2,928,075)	36,315	(35,587,886)

	123,659,635	(2,281,618)	(28,898)	$121,349,119

Construction in progress	4,385,195	48,695	—	4,433,890

Property and equipment—net	$128,044,830	$(2,232,923)	$(28,898)	$125,783,009

Construction in progress consists of payments or amounts owed to various vendors related to the Authority’s master plan development and land improvements. Substantially all of the Authority’s personal property is pledged as collateral to secure its debt.  At March 31, 2007 and 2006, the Authority had $376,636 and $315,012 in capital lease assets with related accumulated depreciation of $136,210 and $63,974, respectively.

8.                             ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Accrued in-house progressive slot jackpots	$941,183	$779,408
Accrued payroll and related benefits	1,834,825	2,005,731
Accrued interest	8,125,000	3,250,000
Accrued credit enhancement fees	—	783,070
Accrued other expenses	218,790	275,958
Total accrued liabilities	$11,119,798	$7,094,168

9.   LONG-TERM DEBT

Long-term debt consisted of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
9 3/4% Senior Notes, net of unamortized issue discount of $1,545,726 and $1,630,039. Due 2011.	$198,454,274	$198,369,961
Vehicles Notes	22,905	25,439
Capital leases obligations	454,313	747,288
Total Long Term Debt	198,931,492	199,142,688
Less: current portion	(377,876)	(642,413)

Total long-term debt - net of current maturities	$198,553,616	$198,500,275

On November 7, 2003, the Authority issued the Notes. The proceeds were utilized to fund an expansion project, which included three parking structures, related infrastructure improvements, repayment of various debt and advances and fund payment of various accruals and payables, as well as to increase cash on hand. The proceeds were also utilized to fund a land purchase and settle litigation.  The Notes are collateralized by a first priority pledge of the Authority’s revenue and substantially all of the existing and future tangible and intangible personal property. Before November 1, 2007, the Authority may redeem the Notes, in whole or in part, at a redemption price equal to 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. On or after November 1, 2007, the Authority may redeem the Notes, in whole or in part, at a redemption price that is at a premium to the principal amount of the Notes (expressed as percentages of principal amount), plus accrued and unpaid interest.

10.                      LEASES

The Authority leases a sprung structure, which is accounted for as an operating lease. Such lease expense was $108,690 and $129,220 for the three months ended March 31, 2007 and 2006, respectively.  The Authority renewed the lease agreement on August 17, 2005 for $36,230 per month for twenty four months ending August 17, 2007.

On October 1, 2003, the Tribe entered into a five year operating lease agreement for office and warehouse space to replace existing facilities.  Prior to the Tribe taking control over the Purchasing and Warehouse departments, the Authority reimbursed the Tribe for lease fees allocated based on the square footage utilized.  Since May 2006, when the Tribe assumed responsibility for the Purchasing and Warehouse departments, the Authority no longer reimburses the Tribe lease fees as a separate transaction.  The reimbursement is made through the reimbursement of Tribal department’s monthly allotment and quarterly reconciliations.  The Authority reimbursed the Tribe for such lease fees in the amount of $0 and $127,963 for the three months ended March 31, 2007 and 2006, respectively.

•                                               On September 1, 2004, the Authority entered into a five year capital lease to purchase two licenses to operate three-card poker tables in the amount of $120,000.  The capital lease is at 7.25% interest with monthly lease fees of $2,390 and a $1 buyout at the end of the lease term.

•                                               On July 31, 2005, the Authority entered into a thirty six month capital lease to purchase 13 Multi-deck shufflers in the amount of $88,307.  The capital lease is at 7.09% interest with monthly lease fees of $2,640 and a $1 buyout at the end of the lease term.

•                                               On July 31, 2005, the Authority entered into a thirty six month capital lease to purchase 6 King shufflers in the amount of $61,422.  The capital lease is at 7.09% interest with monthly lease fees of $1,899 and a $1 buyout at the end of the lease term.

•                                               On July 31, 2005, the Authority entered into a thirty six month capital lease to purchase 4 Ace shufflers in the amount of $45,283.  The capital lease is at 7.09% interest with monthly lease fees of $1,400 and a $1 buyout at the end of the lease term.

•                                               On April 27, 2006, the Authority entered into a thirty six month capital lease to purchase 5 Deckmate shufflers in the amount of $61,827.  The capital lease is at 7.92% interest with monthly lease fees of $2,387 and a $1 buyout at the end of the lease term.

Lease expenses were $114,476 and $244,092 for the three months ended March 31, 2007 and 2006, respectively.  Lease expenses are included in general and administrative expenses in the accompanying statement of revenues, expenses and changes in fund deficit.  Expected remaining payments under operating leases are $150,814 and $4,741 for the years ending December 31, 2007 and 2008, respectively. Expected remaining payments under capital leases are $84,043, $88,762 and $26,246 for the years ending December 31, 2007, 2008 and 2009, respectively.

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

On April 5, 2007, the Ninth Circuit Court of Appeals affirmed the district court in an unpublished opinion, ruling for the Tribe on all issues. On or about April 19, 2007, the County Fire Chief filed a petition for rehearing or rehearing en banc.  The Court has not asked the Tribe to file a response.

California Department of Alcoholic Beverage Control

In September 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on a building code interpretation by a state officer who was later determined to lack jurisdiction to make a code determination, and did so without consulting the Tribe’s building code official having jurisdiction. The Tribe appealed and, in May 2005, an Administrative Law Judge ruled for the Tribe and recommended that the ABC reverse itself and approve the license, which the ABC did as of October, 2005, pending a hearing on the protests. The ABC has received approximately 65 protests to issuance of the license from various citizens and local government officials. The ABC had scheduled a hearing on those protests in May 2007, which was recently continued by stipulation of the parties to August 2007, because the Tribe and various protestants are engaged in settlement discussions with respect to certain protest issues. The Tribe intends to vigorously defend its application and believes the protests are without merit.

We are involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. The Authority believes that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on its results of operations, financial condition or cash flows.

12.             COMPACT REVENUE SHARING TRUST FUND

The Compact requires the Authority to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $333,750 for the three months ended March 31, 2007 and 2006, respectively.

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

Overview

          We have historically operated as a separate wholly-owned operating property of the Tribe. We were formed as an unincorporated governmental instrumentality of the Tribe to own and operate the River Rock Casino. Upon the issuance of our Notes, the Tribe reorganized so that its gaming business became owned and operated by us. This reorganization was accounted for as a reorganization of entities under common control. In accordance with Statement of Financial Accounting Standards 141, Business Combinations, the assets and liabilities of the Casino are presented by us on a historical cost basis.

     We offer Class III slot and video poker gaming machines, house banked table games (including Blackjack, Three card poker, Mini-baccarat and Pai Gow poker), Poker, featuring Texas Hold’em, comprehensive food and non-alcoholic beverage offerings and goods for sale in our gift shop.

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

• Contingencies — We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of March 31, 2007, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

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

Results of Operations

Comparison of the three months ended March 31, 2007 and 2006

Net revenues. Net revenues for the three months ended March 31, 2007 increased by $2.5 million to $34.1 million from $31.6 million for the three months ended March 31, 2006. Our net revenues for the three months ended March 31, 2006 were negatively impacted by flooding in early January 2006 and the subsequent closure of the Highway 128 Bridge in Geyserville. Improvements in our net revenues for the three months ended March 31, 2007 resulted from a change in marketing initiative from branding to direct marketing, updated slot offerings, and the expansion of our drive-up customer base which generated more frequent and longer guest visits than in the first quarter 2006. Approximately 96.2% of our net revenues, net of promotional allowances, were from our gaming activities in the first quarter 2007. We generated $29.2 million, or 85.6% of our net revenues from gaming devices, net of respective promotional allowances of $2.6 million, and $3.6 million, or 10.6% of our net revenues from table games, net of promotional allowance of $47,050, for the three months ended March 31, 2007, compared to $26.8 million from gaming devices, or 84.8% of our net revenues, net of respective promotional allowances of $2.0 million, and $3.7 million from table games, net of respective promotional allowances of $37,000, or 11.7% of our net revenues, for three months ended March 31, 2006. Our win per slot machine per day was $206 in the first quarter 2007, which increased by $16 from $190, in the first quarter 2006.  The change in win per slot machine per day is attributed to the impact of the factors discussed above.

     We generated $0.9 million, net of promotional allowance of $0.6 million, for the three months ended March 31, 2007, and $1.0 million, net of promotional allowances of $0.5 million, in food, beverage and retail sales for the three months ended March 31, 2006.  The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances.

     Promotional allowances. Promotional allowances for the three months ended March 31, 2007 were $3.2 million, or 9.5% of net revenues, compared to $2.5 million, or 8.0% of net revenues, for the first quarter 2006. The increase in promotional allowances is attributable to the expanded use of e-coupons.  E-coupons cannot be cashed out and requires the patron to use their Players Club card.

     Operating expenses. Operating expenses for the three months ended March 31, 2007 were $31.8 million, or 93.1% of net revenues, compared to $23.5 million, or 74.2% of net revenues, for the first quarter 2006. The increase in operating expenses is attributable to credit enhancement fee buy-out as described in footnote 5 of the unaudited condensed financial statements.

     Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the cost of complimentary activities. Casino expense for three months ended March 31, 2007 increased to $5.2 million, or 15.6% of Casino revenues, net of promotional allowances, from $5.0 million, or 16.3% of Casino revenues, net of promotional allowances, for the first quarter 2006. The increase in Casino expense results an updated slot floor and the increases in the costs associated with complimentary beverage services.

     Food, beverage and retail expense for three months ended March 31, 2007 was $1.4 million, or 125.5% of food, beverage and retail revenue, net of promotional allowances, compared to $1.5 million, or 155.6% of food, beverage and retail revenue, net of promotional allowances for the first quarter 2006. Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

     Selling, general and administrative expense for three months ended March 31, 2007 decreased by $1.6 million to $9.8 million, or 28.8% of net revenues, from $11.4 million, or 36.0% of net revenues, for the first quarter 2006. The decrease in selling, general and administrative expense is attributable to a reduction in advertising costs, resulting from the restructuring of our marketing approach to focus on direct marketing, as well as other operational efficiency changes.

     Depreciation expense for three months ended March 31, 2007 and 2006 was $2.9 million and $2.9 million, respectively.  Depreciation expense was computed using the straight-line method over the useful life of property, plant and equipment.

     We have been paying the credit enhancement fee since June 2003. The credit enhancement fee was $11.3 million, or 33.3% of net revenues, for three months ended March 31, 2007, compared to $1.6 million, or 5.1% of net revenues, for the first quarter of 2006.  The increase is due to our termination of the Development Agreement with Dry Creek Casino, LLC (“DCC”) by exercising the buy-out option on January 31, 2007.  On March 2, 2007, we signed an agreement with DCC to fix the amounts due DCC in respect of such exercise to the sum of $11,350,000 less the amount paid after we exercised the buy-out option of $737,491. The net payment of $10,612,509 was made in March 2007 and expensed in full in the first quarter of 2007.

     Gaming Commission and surveillance expense for three months ended March 31, 2007 and 2006 was $0.7 and $0.7, respectively.

The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $333,750 for the three months ended March 31, 2007 and 2006, respectively.

     Income from operations. Income from operations for three months ended March 31, 2007 was $2.3 million, or 6.9% of net revenues, compared to $8.2 million, or 25.8% of net revenues, for the first quarter of 2006.  The decrease in income from operations is attributable to the credit enhancement fee buy-out.

     Other expense, net. Other expense, net for three months ended March 31, 2007 decreased to $4.8 million, or 14.2% of net revenues, from $5.0 million, or 15.9% of net revenues, for the first quarter of 2006.  Other expense, net included $5.2 million of interest expense for the three months ended March 31, 2007, compared to $5.2 million of interest expense for the first quarter of 2006.  No interest costs were capitalized in 2007 or 2006.

     Income (loss) before distributions to the Tribe. Income before distributions to the Tribe for three months ended March 31, 2007 decreased by $5.6 million to a loss of $2.5 million, or (7.3)% of net revenues, from $3.1 million, or 9.9% of net revenues, in the first quarter of 2006.  The net loss before distributions to the Tribe is a direct result of the credit enhancement fee buy-out that resulted in an expense of $10,612,509 that has been recognized in the three months ended March 31, 2007.

     Distributions to the Tribe. Distributions to the Tribe for the three months ended March 31, 2007 increased by $0.1 million to $3.1 million compared to $3.0 million for the three months ended March 31, 2006.

Liquidity and Capital Resources

     Since our inception, we have funded our capital expenditures and working capital requirements primarily through debt financing, gaming equipment supplier financing, and other financing and operating cash flow.

    Construction of our Casino and infrastructure improvements commenced on April 1, 2002. The first portion of our gaming facility was completed in September 2002. As of March 31, 2007, we had spent approximately $156.9 million on the planning, development and construction of our gaming facility, infrastructure and furniture, fixtures and equipment, excluding the expansion project. We financed the development with borrowings and development advances.

     As of March 31, 2007, we spent $0.8 million on the development of an approximately 18-acre parcel of land adjacent to the Tribe’s reservation (referred to as the “Dugan Property”) which is expected to include an additional access road to our Casino. We have $4.5 million remaining in a restricted account funded from the proceeds of our Notes Offering for the development of the Dugan Property.

     Our capital expenditures for the three months ended March 31, 2007 and 2006 were $0.7 million and $1.2 million, respectively. The decrease in 2007 compared to 2006 is because our capital expenditures for 2006 consisted of a series of minor infrastructure improvements that we did not have in the first quarter of 2007.

     As of  March 31, 2007, we had cash and cash equivalents net of restricted cash of $33.2 million, as compared to $32.5 million, as of December 31, 2006. As of March 31, 2007, we had restricted cash of $7.3 million, as compared to $7.2 million, as of December 31, 2006. Our principal source of liquidity during the three months ended March 31, 2007 consisted of cash flow from operating activities. Net cash provided by operating activities for the three months ended March 31, 2007 was $16.1 million, an increase of $4.0 million, from $12.1 million in 2006. The increase in our net cash provided by operations is a result of increased cash received from gaming winnings and concessions combined with decreased amounts paid to suppliers in 2007.

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

     Net cash used for capital and related financing activities for the three months ended March 31, 2007 was $12.8 million, compared to $1.6 million, for the three months ended March 31, 2006. Cash flow used in capital and related financing activities was primarily for payment and the buy-out settlement of the credit enhancement fee and interest payments.

     Cash flow from investing activities for the three months ended March 31, 2007 was $0.4 million, compared to $0.2 million for the three months ended March 31, 2006.

     Cash flow used in non-capital financing activities for the three months ended March 31, 2007 was $3.1 million, an increase of $0.1 million, from $3.0 million, for the three months ended March 31, 2006.  Cash flow used in non-capital financing activities consisted of distributions to the Tribe.  The increase is due to permitted increase in distributions pursuant to the terms of our Indenture for the Notes.  Since April 1, 2006, our monthly payments to the Tribe have been in the amount of $1.02 million.

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

Contractual Obligations as of March 31, 2007

The following table summarizes our contractual obligations and commitments as of March 31, 2007:

	Total	1 year	1-3 years	3-5 years
Long-term debt obligations (a)	$200,277,651	$264,878	$12,773	$200,000,000
Operating lease obligations	155,555	152,696	2,859	—
Capital lease obligations	199,050	112,998	86,052	—

Total obligations (b)	$200,632,25	$530,571	$101,684	$200,000,000

(a)             Excluded from long-term debt obligations listed above are interest payments of $14.6 million in 1 year; $39.0 million in 2-3 years and $35.8 million in 4-5 years.

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

In September 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on a building code interpretation by a state officer who was later determined to lack jurisdiction to make a code determination, and did so without consulting the Tribe’s building code official having jurisdiction. The Tribe appealed and, in May 2005, an Administrative Law Judge ruled for the Tribe and recommended that the ABC reverse itself and approve the license, which the ABC did as of October, 2005, pending a hearing on the protests. The ABC has received approximately 65 protests to issuance of the license from various citizens and local government officials. The ABC had scheduled a hearing on those protests in May 2007, which was recently continued by stipulation of the parties to August 2007, because the Tribe and various protestants are engaged in settlement discussions with respect to certain protest issues. The Tribe intends to vigorously defend its application and believes the protests are without merit.

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

Through March 31, 2007, we had not invested in derivative or foreign currency-based financial instruments.  Additionally, we primarily have invested in short-term, fixed rate debt.  As such, we do not believe we have material exposure to market risk.

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

Our Chief Executive Officer and our Assistant Financial Controller (Principal Financial Officer) have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a -15(e) and 15d — 15(e)) as of March 31, 2007. Based on that evaluation they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in reaching that level of reasonable assurance.

Changes to Internal Controls Over Financial Reporting

There were no changes in the quarter ended March 31, 2007.  We believe that we have implemented controls and procedures to correct the practices that led to certain restatements of our prior financial statements.

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

On April 5, 2007, the Ninth Circuit Court of Appeals affirmed the district court in an unpublished opinion, ruling for the Tribe on all issues. On or about April 19, 2007, the County Fire Chief filed a petition for a rehearing or rehearing en banc.  The Court has not asked the Tribe to file a response.

California Department of Alcoholic Beverage Control

     In September 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on a building code interpretation by a state officer who was later determined to lack jurisdiction to make a code determination, and did so without consulting the Tribe’s building code official having jurisdiction. The Tribe appealed and, in May 2005, an Administrative Law Judge ruled for the Tribe and recommended that the ABC reverse itself and approve the license, which the ABC did as of October, 2005, pending a hearing on the protests. The ABC has received approximately 65 protests to issuance of the license from various citizens and local government officials. The ABC had scheduled a hearing on those protests in May 2007, which was recently continued by stipulation of the parties to August 2007, because the Tribe and various protestants are engaged in settlement discussions with respect to certain protest issues. The Tribe intends to vigorously defend its application and believes the protests are without merit.

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

Dated: May 15, 2007	RIVER ROCK ENTERTAINMENT AUTHORITY
(Registrant)

	By:	/s/ Shawn S. Smyth
Shawn S. Smyth,
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by Shawn S. Smyth, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Jacob A. Coughlin, Assistant Financial Controller (Principal Financial Officer), pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

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