Form 10-Q
period 2007-06-30
River Rock Entertainment Authority
filed 2007-08-14
CIK 1288924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

Yes  ☐    No  ☒

RIVER ROCK ENTERTAINMENT AUTHORITY
INDEX TO FORM 10-Q

Item	Description

PART I — FINANCIAL INFORMATION

1.	Condensed Financial Statements (unaudited)
Condensed Balance Sheets- June 30, 2007 and December 31, 2006
Condensed Statements of Revenues, Expenses and Changes in Fund Deficit-Three-Months ended June 30, 2007 and 2006 and Six-Months ended June 30, 2007 and 2006
Condensed Statements of Cash Flows- Six-Months ended June 30, 2007 and 2006
Notes to unaudited Condensed Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures

PART II — OTHER INFORMATION

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,581,092	$32,549,001
Restricted cash-current	507,360	467,997
Accounts receivable	354,658	203,555
Inventories	151,047	160,601
Prepaid expenses and other current assets	1,327,666	1,396,289
Total current assets	38,921,823	34,777,443
RESTRICTED CASH - net of current	6,784,690	6,780,256

PROPERTY AND EQUIPMENT:
Buildings and building improvements	129,398,324	129,245,481
Furniture, fixtures and equipment	28,789,961	27,110,280

Accumulated depreciation	(38,584,576)	(32,696,126)
Construction in progress	4,546,215	4,385,195
Property and equipment-net	124,149,924	128,044,830
DEPOSITS AND OTHER ASSETS	4,453,746	5,266,658

TOTAL ASSETS	$174,310,183	$174,869,187

LIABILITIES AND FUND DEFICIT

CURRENT LIABILITIES:
Accounts payable:
Trade	$2,953,406	$2,500,226
Construction	507,360	467,997
Accrued liabilities	6,630,905	7,094,168
Current maturities of long-term debt	369,561	642,413
Total current liabilities	10,461,232	10,704,804
LONG-TERM DEBT - net of current maturities	198,605,439	198,500,275
Total long-term liabilities	198,605,439	198,500,275

COMMITMENTS AND CONTINGENCIES

FUND DEFICIT:
Invested in capital assets-net of related debt	(74,825,076)	(71,097,858)
Restricted for capital projects	7,292,050	7,248,253
Unrestricted	32,776,538	29,513,713

Total fund deficit	(34,756,488)	(34,335,892)

TOTAL LIABILITIES AND FUND DEFICIT	$174,310,183	$174,869,187

The accompanying notes are an integral part of these unaudited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)
CONDENSED STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN FUND DEFICIT
(Unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2007	2006	2007	2006
REVENUES:

Casino	$36,214,863	$32,351,668	$71,674,518	$64,872,575
Food, beverage & retail	1,799,801	1,504,620	3,514,843	2,964,192
Other	160,903	144,882	320,662	297,737

Gross revenues	38,175,567	34,001,170	75,510,023	68,134,504
Promotional allowances	(3,403,337)	(2,940,273)	(6,633,389)	(5,466,161)

Net revenues	34,772,230	31,060,897	68,876,634	62,668,343

OPERATING EXPENSES:
Casino	4,980,815	4,970,006	10,175,559	10,009,347
Food, beverage & retail	1,414,075	1,468,256	2,856,295	2,968,124
Selling, general and administrative	11,095,648	9,608,317	20,932,208	20,998,670
Depreciation	2,996,689	2,871,417	5,924,765	5,731,950
Credit enhancement fee	—	1,859,210	11,348,897	3,461,627
Gaming commission and surveillance expense	820,394	725,991	1,495,798	1,448,732
Compact revenue sharing trust fund	333,750	333,750	667,500	667,500

Total Operating Expenses	21,641,371	21,836,947	53,401,022	45,285,950

INCOME FROM OPERATIONS	13,130,859	9,223,950	15,475,612	17,382,393

OTHER EXPENSE-Net
Interest expense	(5,217,465)	(5,220,851)	(10,435,899)	(10,445,483)
Interest income	350,534	211,474	718,288	402,978
Gain (Loss) on sale of assets	—	(37,709)	4,547	(41,093)
Other income (Expense) - net	(185)	(125)	(744)	(112)

Other expense - net	(4,867,116)	(5,047,211)	(9,713,808)	(10,083,710)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	8,263,743	4,176,739	5,761,804	7,298,683

DISTRIBUTIONS TO TRIBE	(3,122,400)	(3,060,000)	(6,182,400)	(6,060,000)

NET INCOME (LOSS) AFTER DISTRIBUTIONS TO TRIBE	5,141,343	1,116,739	(420,596)	1,238,683

FUND DEFICIT-Beginning of period	(39,897,831)	(40,303,110)	(34,335,892)	(40,425,054)

FUND DEFICIT-End of period	$(34,756,488)	$(39,186,371)	$(34,756,488)	$(39,186,371)

The accompanying notes are an integral part of these unaudited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-Month
	Period Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$68,725,531	$63,079,845
Cash paid for salaries and benefits	(14,269,595)	(14,139,101)
Cash paid to suppliers	(20,339,846)	(22,372,724)
Cash paid for compact revenue sharing trust fund	(667,500)	(667,500)

Net cash provided by operating activities	33,448,590	25,900,520

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Proceeds from long term financing	—	156,747
Payments of long-term debt	(336,312)	—
Purchases of property and equipment	(2,019,394)	(2,928,227)
Change in restricted cash	(43,797)	169,001
Interest paid	(9,756,426)	(9,766,011)
Credit enhancement fee	(12,131,967)	(3,664,461)
Proceeds from sale of assets	33,445	5,600
Other	302,064	77,703

Net cash used in capital and related financing activities	(23,952,387)	(15,949,648)

CASH FLOW FROM INVESTING ACTIVITIES:
Interest Income	718,288	402,978

CASH FLOW FROM NON-CAPITAL FINANCING ACTIVITIES:
Distributions to Tribe	(6,182,400)	(6,060,000)

CHANGE IN CASH AND CASH EQUIVALENTS	4,032,091	4,293,850

CASH AND CASH EQUIVALENTS, Beginning of the period	32,549,001	17,649,658

CASH AND CASH EQUIVALENTS, End of the period	$36,581,092	$21,943,508

The accompanying notes are an integral part of these unaudited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

RECONCILIATION OF INCOME BEFORE DISTRIBUTIONS TO TRIBE TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Income before Distributions to Tribe	$5,761,804	$7,298,683

Adjustments to reconcile operating income to net cash provided by operating activities:
Depreciation	5,924,765	5,731,950
Interest expense	10,435,899	10,445,483
Interest income	(718,288)	(402,978)
Credit enhancement fee	11,348,897	3,461,627
Loss (Gain) on sale of assets	(4,547)	41,093
Changes in operating assets and liabilities:
Accounts receivable	(151,103)	(72,140)
Inventories	9,554	6,339
Prepaid expenses and other current assets	68,623	205,382
Accounts payable	453,180	(1,218,900)
Accrued liabilities	319,806	403,981
Total adjustments	27,686,786	18,601,837
NET CASH PROVIDED BY OPERATING ACTIVITIES	33,448,590	$25,900,520
Acquisition of property and equipment through accounts payable construction	$39,363	$—

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

2.                             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared from the records of the Authority without audit and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Authority’s financial position at June 30, 2007, the interim results of operations for the three and six month periods ended June 30, 2007 and 2006, and changes in cash flows for the six month periods ended June 30, 2007 and 2006. The balance sheet at December 31, 2006, presented herein, has been derived from the audited financial statements of the Authority for the year then ended December 31, 2006.

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

Restricted Cash—Restricted cash consists of estimated construction expenses for three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds necessary to develop an approximately 18-acre parcel of land adjacent to the Tribe’s reservation. These funds are held in escrow accounts which are restricted for authorized construction disbursements. These escrow accounts are invested in CD’s, which generate interest on a monthly basis. The FDIC has insured $100,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow account. Restricted cash was $7,292,050 and $7,248,253 at June 30, 2007 and December 31, 2006, respectively.  As of June 30, 2007, restricted cash includes amounts available for construction of $2,735,486 and land development funds of $4,556,564.

Deposits and Other Assets—As of June 30, 2007 and December 31, 2006, deposits and other assets include $4,429,684 and $4,940,532 in unamortized bond discount, legal fees and other issuance costs related to the issuance of the Notes; $0 and $0 of equipment deposits; $23,162 and $213,218 of performance deposits and $900 and $112,908 of rental deposits.  Deferred loan costs are amortized using the effective interest method to interest expense over the term of the related financial arrangement.

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

Accrued Slot Players Club—In accordance with Emerging Issues Task Force Issue No. 00-22, Accounting for “Points” and Certain other Time-based or Volume-based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future, the Authority has recorded a liability related to prizes and cash incentives earned by the members of the Authority’s Players Club and have adjusted the liability for the estimated future breakage. The Authority has recorded the cost of the estimated redemption of the liability related to prizes as an operating expense and the estimated redemption of the liability related to cash as promotional allowance in the accompanying statements of revenues, expenses and changes in fund deficit.

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

Promotional Allowances—The retail value of food and beverages provided to customers without charge or at a discount is included in Food, beverage and retail revenues and then deducted as promotional allowances. Such amounts that are included in Food, beverage and retail revenues for the three months ended June 30, 2007 and 2006 were $610,311 and $497,198, respectively.  The amounts included in Food, beverage and retail revenues for the six months ended June 30, 2007 and 2006 were $1,176,382 and $999,031, respectively.  The amounts included in casino revenues are also deducted as promotional allowances.  The distribution of electronic coupons (e-coupons) to customers is included in Casino revenues and is also deducted as promotional allowances.  The total e-coupons for the three months ended June 30, 2007 and 2006 were $2,355,193 and $2,093,299, respectively.  The total e-coupons for the six months ended June 30, 2007 and 2006 were $4,583,411 and $3,741,419, respectively.  The redemption of cash incentives earned by the Players Club members is also recorded as promotional allowances. The cost of cash incentives for the three months ended June 30, 2007 and 2006 were $437,833 and $349,776, respectively, and for the six months ended June 30, 2007 and 2006 were $873,596 and $725,711, respectively.

Food and Beverage Costs—Food and beverage costs included costs associated with food and beverage, excluding amounts reclassified as Casino expenses.  The estimated costs of providing complimentary services are reclassified from Food and beverage to Casino expenses.  The estimated costs of such services were $1,222,233 and $963,699 for the three months ended June 30, 2007 and 2006, respectively.  The costs of such services were $2,401,941 and $2,029,444 for the six months ended June 30, 2007 and 2006, respectively.

Advertising Costs—Advertising costs are expensed the first time advertising takes place. Advertising costs included in Selling, general and administrative expenses were $2,479,432 and $1,191,438 for the three months ended June 30, 2007 and 2006, respectively.  Advertising costs for the six months ended June 30, 2007 and 2006 were $3,643,937 and $3,423,414, respectively.

Gaming Commission & Surveillance Expenses—The Authority pays for various expenses for the Tribal Gaming Commission and surveillance.  Tribal Gaming Commission expenses are reported as Gaming Commission and surveillance expense on the Statements of Revenues, Expenses and Changes in Fund Deficit. Gaming Commission and surveillance expenses for the three months ended June 30, 2007 and 2006 were $820,394 and $725,991, respectively.  Gaming Commission and surveillance expenses for the six months ended June 30, 2007 and 2006 were $1,495,798 and $1,448,732, respectively.

Income Taxes—As a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian tribe, the Authority is a non-taxable entity for purposes of federal and state income taxes.

Distributions to Tribe—Distributions to Tribe are made up of permitted payments.  They are included in the Statements of Revenues, Expenses and Changes in Fund Deficit as distributions to Tribe allowed pursuant to the Indenture for the Notes.  Monthly permitted payments increased by $20,800 from $1,020,000 to $1,040,800 in April 2007.  Total distributions to the Tribe for the three months ended June 30, 2007 and 2006 were $3,122,400 and $3,060,000, respectively.  Total distributions to the Tribe for the six months ended June 30, 2007 and 2006 were $6,182,400 and $6,060,000, respectively.

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

Total expenses for these departments, excluding Tribal Gaming Commission and surveillance, were $842,168 and $752,388 for the three months ended June 30, 2007 and 2006, respectively. They are recorded as a component of Selling, general and administrative expenses.  Total expenses for these departments were $1,608,833 and $1,509,004 for the six months ended June 30, 2007 and 2006, respectively.

 The Authority pays for various expenses for the Tribal Gaming Commission and surveillance.  Tribal Gaming Commission and surveillance expenses are recorded in Gaming Commission and surveillance expenses on the Statements of Revenues, Expenses and Changes in Fund Deficit.  Gaming Commission and surveillance expenses for the three months ended June 30, 2007 and 2006 were $820,394 and $725,991, respectively.  Gaming commission and surveillance expenses for the six months ended June 30, 2007 and 2006 were $1,495,798 and $1,448,732, respectively.

5.                             DEVELOPMENT AND LOAN AGREEMENT

The Tribe entered into a Development and Loan Agreement with Dry Creek Casino, LLC (“DCC”) on August 26, 2001, which has been amended from time to time (as amended, the “Development Agreement”). In consideration of DCC providing credit enhancement and other services under the Development Agreement, the Tribe was obligated to pay DCC a Credit Enhancement Fee. The Credit Enhancement Fee was defined as 20% of the Authority’s net income before distributions to the Tribe plus depreciation and amortization plus annual interest on $25.0 million principal amount of the Notes less revenues from sales of alcoholic beverages. The Credit Enhancement Fee was required to be paid monthly for a period of five years commencing on June 1, 2003.

The Authority had the right to terminate the Development Agreement by exercising a buy-out option (the “Buy-Out Option”) and did so on January 31, 2007.  Subsequently on March 2, 2007, the Authority and DCC signed a mutual agreement to fix the amounts due to DCC in respect of such exercise to the sum of $11,350,000 less the amount paid after the Authority exercised the buy-out option of $737,491. The net payment of $10,612,509 was made in March 2007 and expensed in full in the three months ended March 31, 2007.  Credit Enhancement Fee expense was $0 and $1,859,210 for the three months ended June 30, 2007 and 2006, respectively.  Credit Enhancement Fee expense was $11,348,897 and $3,461,627 for the six months ended June 30, 2007 and 2006, respectively.

6.                             CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Operating Accounts	$5,943,860	$5,573,333
Money Market Accounts	1,759	31,967
Short Term Investments	25,209,270	22,304,924
Cash on hand	5,426,203	4,638,777

Cash and cash equivalents	36,581,092	32,549,001
Restricted cash	7,292,050	7,248,253

Total cash and cash equivalents and restricted cash	$43,873,142	$39,797,254

The Authority’s cash in banks and cash equivalents (the “Investments”) are categorized by level of credit risk assumed by the Authority. Category 1 includes investments that are insured or registered or for which the investments are held by the Authority or its agent in the Authority’s name. Category 2 includes uninsured and unregistered investments for which the investments are held by the counterparty’s trust department or agent in the Authority’s name. Category 3 includes uninsured and unregistered investments for which the investments are held by the counterparty’s agent but not in the Authority’s name. At June 30, 2007, the Authority had $200,000 in Category 1 investments, $5,743,860 cash in banks, $1,759 in money market accounts and $25,209,270 in short-term investments, which are Category 2 investments, and $7,292,050 restricted cash in bank over the FDIC insurance limits, which are Category 3 investments.  Amounts in Category 2 and Category 3 investments are invested in short-term, highly liquid cash equivalents and investments.  As of June 30, 2007 and December 31, 2006, these amounts are composed of money market accounts in the amount of $1,759 and $31,967, respectively, and A1/P1 bonds in the amount of $25,209,270 and $22,304,924, respectively.

7.                             PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and June 30, 2007 consisted of the following:

	Balance,			Balance,
	December 31,			June 30,
	2006	Additions	Dispositions	2007
Buildings and improvements	$129,245,481	$152,843	$—	$129,398,324
Furniture, fixtures and equipment	27,110,280	1,744,894	(65,213)	28,789,961
Less accumulated depreciation	(32,696,126)	(5,924,765)	36,315	(38,584,576)
	123,659,635	(4,027,028)	(28,898)	119,603,709
Construction in progress	4,385,195	161,020	—	4,546,215
Property and equipment—net	$128,044,830	$(3,866,008)	$(28,898)	$124,149,924

Construction in progress consists of payments or amounts owed to various vendors related to the Authority’s master plan development and land improvements. Substantially all of the Authority’s personal property is pledged as collateral to secure its debt.  At June 30, 2007 and 2006, the Authority had $376,840 and $279,022 in capital lease assets with related accumulated depreciation of $155,103 and $81,776, respectively.

8.                             ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Accrued in-house progressive slot jackpots	$977,441	$779,409
Accrued payroll and related benefits	2,205,753	2,005,731
Accrued interest	3,250,000	3,250,000
Accrued credit enhancement fees	—	783,070
Accrued other expenses	197,711	275,958
Total accrued liabilities	$6,630,905	$7,094,168

9.                             LONG-TERM DEBT

Long-term debt consisted of the following as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
9-3/4% Senior Notes, net of unamortized issue discount of $1,461,413 and $1,630,039. Due 2011.	$198,538,587	$198,369,961
Vehicles Notes	20,372	25,439
Capital leases obligations	416,041	747,288
Total Long-Term Debt	198,975,000	199,142,688
Less: current portion	(369,561)	(642,413)
Total long-term debt - net of current maturities	$198,605,439	$198,500,275

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

10.                      LEASES

The Authority leases a Sprung structure, which is accounted for as an operating lease. Such lease expense was $108,690 and $108,690 for the three months ended June 30, 2007 and 2006, respectively.  This lease expense was $217,380 and $237,910 for the six months ended June 30, 2007 and 2006, respectively.  The Authority renewed the lease agreement on August 17, 2005 for $36,230 per month for twenty four months ending August 17, 2007.

On October 1, 2003, the Tribe entered into a five year operating lease agreement for office and warehouse space to replace existing facilities.  Prior to the Tribe taking control over the Purchasing and Warehouse departments, the Authority reimbursed the Tribe for lease fees allocated based on the square footage utilized.  Since May 2006, when the Tribe assumed responsibility for the Purchasing and Warehouse departments, the Authority no longer reimburses the Tribe lease fees as a separate transaction.  The reimbursement is made through the reimbursement of Tribal department’s monthly allotment and quarterly reconciliations.  The Authority reimbursed the Tribe for such lease fees in the amount of $0 and $128,718 for the three months ended June 30, 2007 and 2006, respectively, and $0 and $256,681 for the six months ended June 30, 2007 and 2006, respectively.

•                                               On September 1, 2004, the Authority entered into a five year capital lease to purchase two licenses to operate three-card poker tables in the amount of $120,000.  The capital lease is at 7.20% interest with monthly lease fees of $2,390 and a $1 buyout at the end of the lease term.

•                                               On July 31, 2005, the Authority entered into a thirty six month capital lease to purchase 13 Multi-deck shufflers in the amount of $88,307.  The capital lease is at 4.80% interest with monthly lease fees of $2,640 and a $1 buyout at the end of the lease term.

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

Lease expenses were $117,139 and $251,620 for the three months ended June 30, 2007 and 2006, respectively, and $259,856 and $499,186 for the six months ended June 30, 2007 and 2006, respectively.  Lease expenses are included in general and administrative expenses in the accompanying statements of revenues, expenses and changes in fund deficit.  Expected remaining payments under operating leases are $57,956, $42,623, $42,457, and $14,153 for the years ending December 31, 2007, 2008, 2009, and 2010, respectively. Expected remaining payments under capital leases are $56,490, $88,762 and $26,246 for the years ending December 31, 2007, 2008 and 2009, respectively.

11.                      LEGAL MATTERS

Sonoma County Fire Marshal Inspection Case

     On October 7, 2002, the Sonoma County Fire Chief (the “County Fire Chief”) filed an ex parte application for an inspection warrant in the Superior Court of the State of California for the County of Sonoma, seeking to inspect the casino. The Tribe believes that there is no basis for the County’s Fire Chief to assert jurisdiction over the Tribe’s lands, which are governed by tribal and federal law and the Compact. On October 9, 2002, the Tribe removed the case to the United States District Court for the Northern District of California. The County Fire Chief moved to remand, which such motion was denied by the court and subsequently moved for summary judgment. The Tribe moved to dismiss under Federal Rules of Civil procedure 12(b)(6) and 12(b)(7). On December 9, 2004, the Court issued an order granting in part and denying in part the Tribe’s 12(b)(6) motion and denying the County Fire Chief’s summary judgment motion. The order reaffirmed the Court’s prior ruling denying the remand of that Public Law 280 does not authorize the County Fire Chief to inspect the casino. On March 1, 2005, the Court issued an order granting in part and denying in part the Tribe’s 12(b)(7) motion. On March 4, 2005, the Tribe moved for summary judgment, and on April 29, 2005, the Court granted the Tribe’s motion and entered judgment for the Tribe and against the County Fire Chief and ordered the file closed.  The County Fire Chief filed a Notice of Appeal on May 26, 2005, at the Ninth Circuit Court of Appeals.

     On April 5, 2007, the Ninth Circuit Court of Appeals affirmed the district court in an unpublished opinion, ruling for the Tribe on all issues. On May 29, 2007, the Ninth Circuit denied the County Fire Chief’s petition for rehearing or rehearing en banc.  The County Fire Chief has through approximately August 29, 2007 within which to file a petition for certiorari with the United States Supreme Court, but has not as of this date indicated whether or not he intends to do so.

California Department of Alcoholic Beverage Control

     In September 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on a building code interpretation by a state officer who was later determined to lack jurisdiction to make a code determination, and did so without consulting the Tribe’s building code official having jurisdiction. The Tribe appealed and, in May 2005, an Administrative Law Judge ruled for the Tribe and recommended that the ABC reverse itself and approve the license, which the ABC did as of October 2005, pending a hearing on the protests. The ABC has received approximately 65 protests to issuance of the license from various citizens and local government officials. The ABC had scheduled a hearing on those protests in May 2007, which was continued by stipulation of the parties to August 2007, because the Tribe and various protestants are engaged in settlement discussions with respect to certain protest issues. The Tribe intends to vigorously defend its application and believes the protests are without merit.

     We are involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. The Authority believes that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on its results of operations, financial condition or cash flows.

12.                      COMPACT REVENUE SHARING TRUST FUND

The Compact requires the Authority to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $333,750 for the three months ended June 30, 2007 and 2006, respectively, and $667,500 for the six months ended June 30, 2007 and 2006, respectively.

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

Overview

          We are an unincorporated governmental instrumentality of the Tribe that owns and operates the River Rock Casino.  We offer Class III slot and video poker gaming machines, house banked table games (including Blackjack, Three card poker, Mini-baccarat and Pai Gow poker), Poker, featuring Texas Hold’em, comprehensive food and non-alcoholic beverage offerings and goods for sale in our gift shop.

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

•  Contingencies — We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of June 30, 2007, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

Accounting Standards — There are differences between financial statements prepared in accordance with Governmental Accounting Standards Board (“GASB”) pronouncements and those prepared in accordance with Financial Accounting Standards Board (“FASB”) pronouncements. The statements of revenues, expenses and changes in fund deficit are a combined statement under GASB pronouncements. FASB pronouncements allow a statement of income or operations and a statement of owners’ or shareholders’ (deficit) equity, which is where distributions to owners would be presented under FASB pronouncements. The amount shown on our statements of revenues, expenses and changes in fund deficit as income before distributions to the Tribe, would not be different if we followed all FASB pronouncements to determine net income, and would be the most comparable amount to net income computed under FASB pronouncements. We are an unincorporated instrumentality created by tribal law and accounted for as a separate fund of the Tribe.  As such, there is no owners’ or shareholders’ (deficit) equity as traditionally represented under FASB pronouncements. The most comparable measure of owners’ (deficit) equity presented on our balance sheet would be Fund Deficit.

Results of Operations

Comparison of the three months ended June 30, 2007 and 2006

     Net revenues.   Net revenues for the three months ended June 30, 2007 increased by $3.8 million to $34.8 million, from $31.0 million, for the three months ended June 30, 2006. Our net revenues for the three months ended June 30, 2007 were positively impacted by the return of normal access to the casino following the reopening of the Highway 128 Bridge in Geyserville which was closed for the first 8 months of 2006 due to flood damage.  We also saw positive impacts to the volume and length of play from upgrades to our slot machine mix. Approximately 95.7% of our net revenues, net of promotional allowances, were from our gaming activities in the second quarter 2007. We generated $29.6 million, or 85.1% of our net revenues, from gaming devices, net of respective promotional allowances of $2.7 million, and $3.8 million, or 10.9% of our net revenues, from table games, net of promotional allowance of $0.1 million, for the three months ended June 30, 2007, compared to $26.4 million from gaming devices, or 85.2% of our net revenues, net of respective promotional allowances of $2.4 million, and $3.5 million from table games, net of respective promotional allowances of $51,000, or 11.3% of our net revenues, for the three months ended June 30, 2006. Our win per slot machine per day was $206 in the second quarter 2007, which increased by $21 from $185, in the second quarter 2006.  The change in win per slot machine per day has increased due to the removal of 30 slot machines from the floor as well as changes to our slot machine mix.

     We generated $1.2 million, net of promotional allowance of $0.6 million, in food, beverage and retail sales for the three months ended June 30, 2007, and $1.1 million, net of promotional allowances of $0.4 million, in food, beverage and retail sales for the three months ended June 30, 2006.  The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances.

     Promotional allowances.   Promotional allowances for the three months ended June 30, 2007 were $3.4 million, or 9.8% of net revenues, compared to $2.9 million, or 9.4% of net revenues, for the second quarter 2006. The increase in promotional allowances is mainly attributable to the expanded use of e-coupons on our slot floor from bus patrons.  E-coupons cannot be cashed out and requires the patron to use their Players Club card.

     Operating expenses.   Operating expenses for the three months ended June 30, 2007 were $21.6 million, or 62.2% of net revenues, compared to $21.8 million, or 70.3% of net revenues, for the second quarter 2006. The decrease in operating expenses is primarily due to no longer having an obligation to pay the credit enhancement fee. Total operating expenses decreased from these changes by $0.2 million for the three months ended June 30, 2007 and have decreased by 8.1% as a percentage of net revenues.

     Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the cost of complimentary activities. Casino expense for the three months ended June 30, 2007 and 2006 remained constant at $5.0 million. Casino expense as a percentage of Casino revenues, net of promotional allowances, decreased by 1.6% from 16.3%, to 14.7% for the three months ended June 30, 2007, due to costs remaining constant while revenues have increased.

     Food, beverage and retail expense for the three months ended June 30, 2007 was $1.4 million, of food, beverage and retail revenue, net of promotional allowances, compared to $1.5 million of food, beverage and retail revenue, net of promotional allowances for the second quarter 2006. Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.  Food, beverage and retail expenses as percentage of food, beverage and retail revenues, net of promotional allowances, for the three months ended June 30, 2007, has decreased by 27.7% from 146.5%, to 118.8% due to the $0.6 million increase in gross revenues and a $0.1 million increase in promotional allowances.

     Selling, general and administrative expense for the three months ended June 30, 2007 increased by $1.5 million to $11.1 million, or 31.9% of net revenues, from $9.6 million, or 30.9% of net revenues, for the second quarter 2006. The increase in selling, general and administrative expense is attributable to an increase in advertising costs associated with the expansion of our marketing and advertising initiatives.

     Depreciation expense for three months ended June 30, 2007 and 2006 was $3.0 million and $2.9 million, respectively.  Depreciation expense was computed using the straight-line method over the useful life of property, plant and equipment.

     We have been paying the credit enhancement fee since June 2003. The credit enhancement fee was $0 for three months ended June 30, 2007, compared to $1.9 million, or 6.1% of net revenues, for the second quarter of 2006.  The decrease is due to the termination of the Development Agreement with Dry Creek Casino, LLC (“DCC”) by exercising the buy-out option on January 31, 2007.  On March 2, 2007, we signed an agreement with DCC to fix the amounts due DCC in respect of such exercise to the sum of $11.4 million less the amount paid after we exercised the buy-out option of $0.7 million. The net payment of $10.6 million was made in March 2007 and expensed in full in the first quarter of 2007.

     Gaming Commission and surveillance expense for the three months ended June 30, 2007 and 2006 was $0.8 million and $0.7 million, respectively.

The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $333,750 for the three months ended June 30, 2007 and 2006, respectively.

     Income from operations.   Income from operations for the three months ended June 30, 2007 was $13.1 million, or 37.8% of net revenues, compared to $9.2 million, or 29.7% of net revenues, for the second quarter of 2006.  The increase in income from operations is attributable to increased gaming and concession revenues as well as the reduction of quarterly expenses attributable to the credit enhancement fee buy-out.

     Other expense, net.   Other expense, net for the three months ended June 30, 2007 decreased to $4.9 million, or 14.1% of net revenues, from $5.0 million, or 16.1% of net revenues, for the second quarter of 2006.  Other expense, net included $5.2 million of interest expense for the three months ended June 30, 2007, compared to $5.2 million of interest expense for the second quarter of 2006.  No interest costs were capitalized in 2007 or 2006.

     Income (Loss) before distributions to the Tribe.   Income before distributions to the Tribe for the three months ended June 30, 2007 increased by $4.1 million to $8.3 million, or 23.8% of net revenues, from $4.2 million, or 13.5% of net revenues, in the second quarter of 2006.

     Distributions to the Tribe.   Distributions to the Tribe for the three months ended June 30, 2007 increased by $0.1 million to $3.1 million, compared to $3.0 million, for the three months ended June 30, 2006.

Comparison of the six months ended June 30, 2007 and 2006

Net revenues.   Net revenues for the six months ended June 30, 2007 increased by $6.2 million to $68.9 million, from $62.7 million, for the six months ended June 30, 2006.  Our net revenues for the six months ended June 30, 2007 were positively impacted by the Highway 128 Bridge reopening in Geyserville which was closed for the first 8 months of 2006 due to flood damage.  We also saw positive impacts to slot revenues from increased volume and length of play from our slot machine mix upgrade.   Approximately 95.9% of our net revenues, net of promotional allowances, were from our gaming activities in the first six months of 2007. We generated $58.8 million, or 85.3% of our net revenues, from gaming devices, net of respective promotional allowances of $5.3 million, and $7.4 million, or 10.7% of our net revenues, from table games, net of promotional allowance of $0.1 million, for the six months ended June 30, 2007, compared to $53.2 million from gaming devices, or 84.8% of our net revenues, net of respective promotional allowances of $4.4 million, and $7.2 million from table games, net of respective promotional allowances of $0.1 million, or 11.5% of our net revenues, for the six months ended June 30, 2006. Our win per slot machine per day was $207 in the first six months of 2007, which increased by $20 from $187, in the first six months of 2006.  The increase in win per slot machine per day is attributed to the removal of 30 slot machines from the floor as well as changes to our slot machine mix.

     We generated $2.3 million, net of promotional allowance of $1.2 million, for the six months ended June 30, 2007, and $2.0 million, net of promotional allowances of $1.0 million, in food, beverage and retail sales for the six months ended June 30, 2006.  The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances.

     Promotional allowances.   Promotional allowances for the six months ended June 30, 2007 were $6.6 million, or 9.6% of net revenues, compared to $5.5 million, or 8.8% of net revenues, for the first six months of 2006. The increase in promotional allowances is attributable to the expanded use of e-coupons.  E-coupons cannot be cashed out and requires the patron to use their Players Club card.

     Operating expenses.   Operating expenses for the six months ended June 30, 2007 were $53.4 million, or 77.5% of net revenues, compared to $45.3 million, or 72.2% of net revenues, for the first six months of 2006. The increase in operating expenses is attributable to the credit enhancement fee buy-out as described in footnote 5 of the unaudited condensed financial statements.

     Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the cost of complimentary activities. Casino expense for six months ended June 30, 2007 increased to $10.2 million, or 15.4% of Casino revenues, net of promotional allowances, from $10.0 million, or 16.6% of Casino revenues, net of promotional allowances, for the first six months of 2006. The increase in Casino expense is a result of the costs associated to update the slot floor and the increase in costs associated with complimentary beverage services.

     Food, beverage and retail expense for the six months ended June 30, 2007 was $2.9 million, or 122.1% of food, beverage and retail revenue, net of promotional allowances, compared to $3.0 million, or 147.3% of food, beverage and retail revenue, net of promotional allowances for the first six months of 2006. Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.  The percentages of expenses to net revenues has decreased by 25.2%, due to increased revenues while maintaining promotional and operational costs.

     Selling, general and administrative expense for the six months ended June 30, 2007 was $21.0 million, or 30.5% of net revenues, and $21.0 million, or 33.5% of net revenues, for the first six months of 2006.

     Depreciation expense for the six months ended June 30, 2007 and 2006 was $5.9 million and $5.7 million, respectively.  Depreciation expense was computed using the straight-line method over the useful life of property, plant and equipment.

     We have been paying the credit enhancement fee since June 2003. The credit enhancement fee was $11.3 million, or 16.4% of net revenues, for the six months ended June 30, 2007, compared to $3.5 million, or 5.6% of net revenues, for the first six months of 2006.  The increase is due to the termination of the Development Agreement with Dry Creek Casino, LLC (“DCC”) by exercising the buy-out option on January 31, 2007.  On Mach 2, 2007, we signed an agreement with DCC to fix the amounts due DCC in respect of such exercise to the sum of $11.4 million less the amount paid after we exercised the buy-out option of $0.7 million. The net payment of $10.6 million was made in March 2007 and expensed in full in the first quarter of 2007.

     Gaming Commission and surveillance expense for six months ended June 30, 2007 and 2006 was $1.5 million and $1.4 million, respectively.

The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $0.7 million for the six months ended June 30, 2007 and 2006, respectively.

     Income from operations.   Income from operations for six months ended June 30, 2007 was $15.5 million, or 22.5% of net revenues, compared to $17.4 million, or 27.8% of net revenues, for the first six months of 2006.  The decrease in income from operations is attributable to the credit enhancement fee buy-out.

     Other expense, net. Other expense, net for the six months ended June 30, 2007 decreased to $9.7 million, or 14.1% of net revenues, from $10.1 million, or 16.1% of net revenues, for the first six months of 2006.  Other expense, net included $0.7 million of interest income for the six months ended June 30, 2007, compared to $0.4 million of interest income, for the first six months of 2006.  No interest costs were capitalized in 2007 or 2006.

     Income before distributions to the Tribe. Income before distributions to the Tribe for the six months ended June 30, 2007 decreased by $1.5 million to $5.8 million, or 8.4% of net revenues, from $7.3 million, or 11.6% of net revenues, in the first six months of 2006.  The net loss before distributions to the Tribe is a direct result of the credit enhancement fee buy-out that resulted in an expense of $10.6 million that has been recognized in the six months ended June 30, 2007.

     Distributions to the Tribe. Distributions to the Tribe for the six months ended June 30, 2007 increased by $0.1 million to $6.2 million, compared to $6.1 million, for the six months ended June 30, 2006.

Liquidity and Capital Resources

     Since our inception, we have funded our capital expenditures and working capital requirements primarily through debt financing, gaming equipment supplier financing, other financing and operating cash flow.

    Construction of our Casino and infrastructure improvements commenced on April 1, 2002. The first portion of our gaming facility was completed in September 2002. As of June 30, 2007, we had spent approximately $158.2 million on the planning, development and construction of our gaming facility, infrastructure and furniture, fixtures and equipment, excluding the expansion project. We financed the development with borrowings and development advances.

     As of June 30, 2007, we spent $0.8 million on the development of an approximately 18-acre parcel of land adjacent to the Tribe’s reservation (referred to as the “Dugan Property”) which is expected to include an additional access road to our Casino. We have $4.5 million remaining in a restricted account funded from the proceeds of our Notes Offering for the development of the Dugan Property.

     Our capital expenditures for the six months ended June 30, 2007 and 2006 were $2.0 million and $2.9 million, respectively. The decrease in 2007 compared to 2006 is attributable to our capital expenditures in 2006 which consisted of a series of minor infrastructure improvements that we did not have in the first six months of 2007.

     As of June 30, 2007, we had cash and cash equivalents, net of restricted cash of $36.6 million, as compared to $32.5 million, as of December 31, 2006. As of June 30, 2007, we had restricted cash of $7.3 million, as compared to $7.2 million, as of December 31, 2006. Our principal source of liquidity during the six months ended June 30, 2007 consisted of cash flow from operating activities. Net cash provided by operating activities for the six months ended June 30, 2007 was $33.4 million, an increase of $7.5 million, from $25.9 million in 2006. The increase in our net cash provided by operations is a result of increased cash received from gaming winnings and concessions combined with decreased amounts paid to suppliers in 2007.

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

     Net cash used for capital and related financing activities for the six months ended June 30, 2007 was $24.0 million, compared to $15.9 million, for the six months ended June 30, 2006. The increase in cash flow used in capital and related financing activities was primarily for payment of the buy-out settlement of the credit enhancement fee and interest payments.

     Cash flow from investing activities for the six months ended June 30, 2007 increased by $0.3 million to $0.7 million, from $0.4 million, for the six months ended June 30, 2006.

     Cash flow used in non-capital financing activities for the six months ended June 30, 2007 was $6.2 million, an increase of $0.1 million, from $6.1 million, for the six months ended June 30, 2006.  Cash flow used in non-capital financing activities consisted of distributions to the Tribe.  The increase is due to a permitted increase in distributions pursuant to the terms of our Indenture for the Notes.  Since April 1, 2007, our monthly payments to the Tribe have been in the amount of $1.04 million.

     We believe that existing cash balances, cash from operations, as well as permitted disbursements from our restricted cash escrow accounts will provide adequate funds for our working capital needs and debt service requirements for the foreseeable future.  Funding for planned capital expenditures and expansions will come from additional third party financing.  However, our ability to fund our operations, make planned operational capital expenditures, make scheduled debt payments and refinance our indebtedness depends on our future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Additionally, the Indenture limits our ability to incur additional indebtedness.

      On June 28, 2007, we and the Tribe announced plans to build a destination resort as more fully described in the press release (Form 8-K) furnished on June 28, 2007.  The proposed project includes the construction of a casino, hotel and spa, several food and beverage venues, parking and storage, administrative facilities, a garden and terrace plaza, balconies and terraces, a retail area, conference facilities, and back of house facilities. The proposed project includes three above-ground levels and a hotel tower (up to eight levels) and four below-ground levels.  We do not currently have adequate liquidity or cash flow to finance the project as proposed.  We will consider various sources of liquidity in the near future to finance the first phase of the proposed project.

Contractual Obligations as of June 30, 2007

     The following table summarizes our contractual obligations and commitments as of June 30, 2007:

	Total	1 year	1-–3 years	3–5 years
Long-term debt obligations (a)	$200,264,915	$254,675	$10,240	$200,000,000
Operating lease obligations	157,188	79,351	77,837	—
Capital lease obligations	171,499	114,886	56,613	—

Total obligations (b)	$200,593,602	$448,912	$144,690	$200,000,000

(a)             Excluded from long-term debt obligations listed above are interest payments of $19.5 million in 1 year; $39.0 million in 2-3 years and $26.0 million in 4-5 years.

(b)            The Compact requires us to pay a quarterly fee of $0.3 million to the RSTF based on the number of our licensed gaming devices. Total obligations do not include the RSTF payments.

Regulation and Taxes

     We are subject to extensive regulation by the Tribe’s Gaming Commission, the California Gambling Control Commission and the National Indian Gaming Commission. Changes in applicable laws or regulations could have a significant impact on our operations.

     In September 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on a building code interpretation by a state officer who was later determined to lack jurisdiction to make a code determination, and did so without consulting the Tribe’s building code official having jurisdiction. The Tribe appealed and, in May 2005, an Administrative Law Judge ruled for the Tribe and recommended that the ABC reverse itself and approve the license, which the ABC did as of October 2005, pending a hearing on the protests. The ABC has received approximately 65 protests to issuance of the license from various citizens and local government officials. The ABC had scheduled a hearing on those protests in May 2007, which was recently continued by stipulation of the parties to August 2007, because the Tribe and various protestants are engaged in settlement discussions with respect to certain protest issues. The Tribe intends to vigorously defend its application and believes the protests are without merit.

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

     Through June 30, 2007, we had not invested in derivative or foreign currency-based financial instruments.  Additionally, we primarily have invested in short-term, fixed rate debt.  As such, we do not believe we have material exposure to market risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed with, or furnished to the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, Chief Operations Officer and Assistant Financial Controller, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to provide reasonable assurances of achieving its objectives.

     Our Chief Executive Officer, Chief Financial Officer, and our Assistant Financial Controller have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a -15(e) and 15d — 15(e)) as of June 30, 2007. Based on that evaluation they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in reaching that level of reasonable assurance.

Changes to Internal Controls Over Financial Reporting

     There were no changes in the quarter ended June 30, 2007.  We believe that we have implemented controls and procedures to correct the practices that led to certain restatements of our prior financial statements.

PART II.              OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Sonoma County Fire Marshal Inspection Case

     On October 7, 2002, the Sonoma County Fire Chief (the “County Fire Chief”) filed an ex parte application for an inspection warrant in the Superior Court of the State of California for the County of Sonoma, seeking to inspect the casino. The Tribe believes that there is no basis for the County’s Fire Chief to assert jurisdiction over the Tribe’s lands, which are governed by tribal and federal law and the Compact. On October 9, 2002, the Tribe removed the case to the United States District Court for the Northern District of California. The County Fire Chief moved to remand, which such motion was denied by the court and subsequently moved for summary judgment. The Tribe moved to dismiss under Federal Rules of Civil procedure 12(b)(6) and 12(b)(7). On December 9, 2004, the Court issued an order granting in part and denying in part the Tribe’s 12(b)(6) motion and denying the County Fire Chief’s summary judgment motion. The order reaffirmed the Court’s prior ruling denying the remand of that Public Law 280 does not authorize the County Fire Chief to inspect the casino. On March 1, 2005, the Court issued an order granting in part and denying in part the Tribe’s 12(b)(7) motion. On March 4, 2005, the Tribe moved for summary judgment, and on April 29, 2005, the Court granted the Tribe’s motion and entered judgement for the Tribe and against the County Fire Chief and ordered the file closed.  The County Fire Chief filed a Notice of Appeal on May 26, 2005, at the Ninth Circuit Court of Appeals.

     On April 5, 2007, the Ninth Circuit Court of Appeals affirmed the district court in an unpublished opinion, ruling for the Tribe on all issues. On May 29, 2007, the Ninth Circuit denied the County Fire Chief’s petition for rehearing or rehearing en banc.  The County Fire Chief has through approximately August 29, 2007 within which to file a petition for certiorari with the United States Supreme Court, but has not as of this date indicated whether or not he intends to do so.

California Department of Alcoholic Beverage Control

     In September 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on a building code interpretation by a state officer who was later determined to lack jurisdiction to make a code determination, and did so without consulting the Tribe’s building code official having jurisdiction. The Tribe appealed and, in May 2005, an Administrative Law Judge ruled for the Tribe and recommended that the ABC reverse itself and approve the license, which the ABC did as of October 2005, pending a hearing on the protests. The ABC has received approximately 65 protests to issuance of the license from various citizens and local government officials. The ABC had scheduled a hearing on those protests in May 2007, which was continued by stipulation of the parties to August 2007, because the Tribe and various protestants are engaged in settlement discussions with respect to certain protest issues. The Tribe intends to vigorously defend its application and believes the protests are without merit.

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

Dated: August 14, 2007	RIVER ROCK ENTERTAINMENT AUTHORITY
(Registrant)

	By:	/s/ Shawn S. Smyth
Shawn S. Smyth,
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by Shawn S. Smyth, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Joseph R. Callahan, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

32*

Certification by Shawn S. Smyth, Chief Executive Officer and by Joseph R. Callahan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*                    This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of River Rock Entertainment Authority whether made before or after the date hereof, regardless of any general incorporation language in such filing.