Form 10-Q
period 2007-09-30
River Rock Entertainment Authority
filed 2007-11-14
CIK 1288924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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
Condensed Balance Sheets-September 30, 2007 and December 31, 2006
Condensed Statements of Revenues, Expenses and Changes in Fund Deficit-Three-Months ended September 30, 2007 and 2006 and Nine-Months ended September 30, 2007 and 2006
Condensed Statements of Cash Flows-Nine-Months ended September 30, 2007 and 2006
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED BALANCE SHEETS

(Unaudited)

BALANCE SHEETS

	September 30, 2007	December 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$47,874,723	$32,549,001
Restricted cash-current	466,517	467,997
Accounts receivable	183,726	203,555
Inventories	162,520	160,601
Prepaid expenses and other current assets	1,465,722	1,396,289
Total current assets	50,153,208	34,777,443
RESTRICTED CASH - net of current	6,847,609	6,780,256

PROPERTY AND EQUIPMENT:
Buildings and building improvements	129,486,172	129,245,481
Furniture, fixtures and equipment	29,046,053	27,110,280
	158,532,225	156,355,761

Accumulated depreciation	(41,552,427)	(32,696,126)
Construction in progress	9,510,760	4,385,195
Property and equipment-net	126,490,558	128,044,830
DEPOSITS AND OTHER ASSETS	4,202,207	5,266,658

TOTAL ASSETS	$187,693,582	$174,869,187

LIABILITIES AND FUND DEFICIT

CURRENT LIABILITIES:
Accounts payable:
Trade	$1,914,042	$2,500,226
Construction	4,542,356	467,997
Accrued liabilities	11,448,581	7,094,168
Current maturities of long-term debt	271,907	642,413
Total current liabilities	18,176,886	10,704,804
LONG-TERM DEBT - net of current maturities	198,681,544	198,500,275
Total long-term liabilities	198,681,544	198,500,275
COMMITMENTS AND CONTINGENCIES
FUND DEFICIT:
Invested in capital assets-net of related debt	(72,462,893)	(71,097,858)
Restricted for capital projects	7,314,126	7,248,253
Unrestricted	35,983,919	29,513,713

Total fund deficit	(29,164,848)	(34,335,892)

TOTAL LIABILITIES AND FUND DEFICIT	$187,693,582	$174,869,187

The accompanying notes are an integral part of these unaudited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN FUND DEFICIT

(Unaudited)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2007	2006	2007	2006

REVENUES:

Casino	$36,577,971	$35,703,993	$108,252,489	$100,576,568
Food, beverage & retail	1,967,390	1,656,494	5,482,233	4,637,500
Other	150,498	155,625	471,159	453,362

Gross revenues	38,695,859	37,516,112	114,205,881	105,667,430

Promotional allowances	(3,670,682)	(3,954,185)	(10,304,071)	(9,420,322)

Net revenues	35,025,177	33,561,927	103,901,810	96,247,108

OPERATING EXPENSES:
Casino	5,311,847	5,191,608	15,487,406	15,200,955
Food, beverage & retail	1,270,307	1,570,259	4,126,602	4,555,220
Selling, general and administrative	10,966,765	9,532,708	31,898,972	30,531,375
Depreciation	2,967,851	2,883,783	8,892,616	8,615,732
Credit enhancement fee	—	2,312,920	11,348,897	5,774,547
Gaming commission and surveillance expense	747,961	672,799	2,243,759	2,121,531
Compact revenue sharing trust fund	333,750	333,750	1,001,250	1,001,250

Total Operating Expenses	21,598,481	22,497,827	74,999,502	67,800,610

INCOME FROM OPERATIONS	13,426,696	11,064,100	28,902,308	28,446,498

OTHER EXPENSE-Net
Interest expense	(5,218,477)	(5,219,617)	(15,654,376)	(15,665,102)
Interest income	503,964	301,451	1,222,251	704,428
Gain (Loss) on sale of assets	—	(85,301)	4,547	(126,394)
Other income (Expense) - net	1,857	(429)	1,114	(542)

Other expense-net	(4,712,656)	(5,003,896)	(14,426,464)	(15,087,610)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	8,714,040	6,060,204	14,475,844	13,358,888

DISTRIBUTIONS TO TRIBE	(3,122,400)	(5,020,000)	(9,304,800)	(11,080,000)

NET INCOME AFTER DISTRIBUTIONS TO TRIBE	5,591,640	1,040,204	5,171,044	2,278,888

FUND DEFICIT-Beginning of period	(34,756,488)	(39,186,370)	(34,335,892)	(40,425,054)

FUND DEFICIT-End of period	(29,164,848)	$(38,146,166)	$(29,164,848)	$(38,146,166)

The accompanying notes are an integral part of these unaudited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-Month
	Period Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$103,921,639	$96,398,480
Cash paid for salaries and benefits	(21,704,398)	(21,206,224)
Cash paid to suppliers	(32,446,281)	(31,632,771)
Cash paid for compact revenue sharing trust fund	(1,001,250)	(1,001,250)

Net cash provided by operating activities	48,769,710	42,558,235

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Payments of long-term debt	(442,184)	(197,564)
Purchases of property and equipment	(3,294,353)	(3,835,719)
Change in restricted cash	(65,873)	147,188
Interest paid	(9,760,167)	(9,770,894)
Credit enhancement fee	(12,131,967)	(5,629,375)
Proceeds from sale of assets	33,445	27,350
Other	298,180	95,754

Net cash used in capital and related financing activities	(25,362,919)	(19,163,260)

CASH FLOW FROM INVESTING ACTIVITIES:
Interest Income	1,222,251	704,428

CASH FLOW FROM NON-CAPITAL FINANCING ACTIVITIES:
Distributions to Tribe	(9,304,800)	(11,080,000)

CHANGE IN CASH AND CASH EQUIVALENTS	15,324,242	13,019,403

CASH AND CASH EQUIVALENTS, Beginning of the period	32,549,001	17,649,658

CASH AND CASH EQUIVALENTS, End of the period	$47,873,243	$30,669,061

The accompanying notes are an integral part of these unaudited financial statements.

RECONCILIATION OF INCOME BEFORE DISTRIBUTIONS TO TRIBE
TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Income before Distributions to Tribe	$14,475,844	$13,358,885

Adjustments to reconcile income before distributions to the Tribe to net cash provided by operating activities:
Depreciation	8,892,616	8,615,732
Interest expense	15,654,376	15,665,102
Interest income	(1,222,251)	(704,428)
Credit enhancement fee	11,348,897	5,774,547
Loss (Gain) on sale of assets	(4,547)	126,394
Changes in operating assets and liabilities:
Accounts receivable	19,829	(292,909)
Inventories	(1,919)	2,559
Prepaid expenses and other current assets	(69,433)	(103,488)
Accounts payable	(586,184)	(490,461)
Accrued liabilities	262,482	606,301
Total adjustments	34,293,866	29,199,349

NET CASH PROVIDED BY OPERATING ACTIVITIES	$48,769,710	$42,558,234

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:
Acquisition of property and equipment through accounts payable construction	$4,075,839	$—

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

2.                             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared from the records of the Authority without audit and, in the opinion of management, include all adjustments that are normal and recurring in nature necessary to present fairly the Authority’s financial position at September 30, 2007, the interim results of operations for the three and nine month periods ended September 30, 2007 and 2006, and changes in cash flows for the nine month periods ended September 30, 2007 and 2006. The balance sheet at December 31, 2006, presented herein, has been derived from the audited financial statements of the Authority for the year then ended December 31, 2006.

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

Restricted Cash—Restricted cash consists of estimated construction expenses for three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds necessary to develop an approximately 18-acre parcel of land adjacent to the Tribe’s reservation. These funds are held in escrow accounts which are restricted for authorized construction disbursements. These escrow accounts are invested in CD’s, which generate interest on a monthly basis. The FDIC has insured $100,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow account. Restricted cash was $7,314,126 and $7,248,253 at September 30, 2007 and December 31, 2006, respectively.  As of September 30, 2007, restricted cash includes amounts available for construction of $2,743,767 and land development funds of $4,570,359.

Deposits and Other Assets—As of September 30, 2007 and December 31, 2006, deposits and other assets include $4,174,261 and $4,940,532 in unamortized bond discount, legal fees and other issuance costs related to the issuance of the Notes; $12,046 and $213,218 of performance deposits and $15,900 and $112,908 of rental deposits.  Deferred loan costs are amortized using the effective interest method to interest expense over the term of the related financial arrangement.

Accrued Liabilities—Accrued liabilities consist of accrued interest, accrued payroll and other accrued liabilities.

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

Food, Beverage and Retail—The Authority recognizes as food, beverage and retail revenues, the proceeds from its food, beverage and gift shop sales. The Authority continues to distribute beverages without cost in the gaming area for playing guests.

Other Revenues—Other revenues are comprised of commissions on ATM and other miscellaneous items.

Promotional Allowances—The retail value of food and beverages provided to customers without charge or at a discount is included in Food, beverage and retail revenues and then deducted as promotional allowances. Such amounts that are included in Food, beverage and retail revenues for the three months ended September 30, 2007 and 2006 were $744,844 and $657,381, respectively. The amounts included in Food, beverage and retail revenues for the nine months ended September 30, 2007 and 2006 were $1,921,226 and $1,656,388, respectively. The amounts included in casino revenues are also deducted as promotional allowances.  The distribution of electronic coupons (e-coupons) to customers is included in Casino revenues and is also deducted as promotional allowances.  The total e-coupons for the three months ended September 30, 2007 and 2006 were $2,465,560 and $2,829,145, respectively. The total e-coupons for the nine months ended September 30, 2007 and 2006 were $7,048,971 and $6,570,564, respectively. The redemption of cash incentives earned by the Players Club members is also recorded as promotional allowances. The cost of cash incentives for the three months ended September 30, 2007 and 2006 were $460,278 and $467,659, respectively, and for the nine months ended September 30, 2007 and 2006 were $1,333,874 and $1,193,370, respectively.

Food and Beverage Costs—Food and beverage costs included costs associated with food and beverage, excluding amounts reclassified as Casino expenses.  The estimated costs of providing complimentary services are reclassified from Food and beverage to Casino expenses.  The estimated costs of such services were $1,432,578 and $823,724 for the three months ended September 30, 2007 and 2006, respectively.  The estimated costs of such services were $3,834,519 and $2,853,168 for the nine months ended September 30, 2007 and 2006, respectively.

Advertising Costs—Advertising costs are expensed the first time advertising takes place. Advertising costs included in Selling, general and administrative expenses were $1,338,520 and $921,453 for the three months ended September 30, 2007 and 2006, respectively. Advertising costs for the nine months ended September 30, 2007 and 2006 were $4,982,457 and $4,344,866, respectively.

Gaming Commission & Surveillance Expenses—The Authority pays for various expenses for the Tribal Gaming Commission and surveillance.  Tribal Gaming Commission expenses are reported as Gaming Commission and surveillance expense on the Statements of Revenues, Expenses and Changes in Fund Deficit. Gaming Commission and surveillance expenses for the three months ended September 30, 2007 and 2006 were $747,961 and $672,799, respectively. Gaming Commission and surveillance expenses for the nine months ended September 30, 2007 and 2006 were $2,243,759 and $2,121,531, respectively.

Income Taxes—As a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian tribe, the Authority is a non-taxable entity for purposes of federal and state income taxes.

Distributions to Tribe—Distributions to Tribe are made up of permitted payments.  They are included in the Statements of Revenues, Expenses and Changes in Fund Deficit as distributions to Tribe allowed pursuant to the Indenture for the Notes.  Monthly permitted payments increased by $20,800 from $1,020,000 to $1,040,800 in April 2007.  Total distributions to the Tribe for the three months ended September 30, 2007 and 2006 were $3,122,400 and $5,020,000, respectively. Total distributions to the Tribe for the nine months ended September 30, 2007 and 2006 were $9,304,800 and $11,080,000, respectively.

Reclassification – On the statement of cash flows for the nine-month period ended September 30, 2006, cash received from gaming winnings and concessions of $702,428 has been reclassified as cash flows from investing activities – interest income, to conform to the current period presentation and the presentation of such amounts in prior quarters, as restated. The statements of cash flows for certain prior periods in the year ended December 31, 2006 were previously restated to reflect interest income as cash flows from investing activities – interest income, rather than included as part of cash received from gaming winnings and concessions, as such amounts should have been included in investing activities. To correct this error, the reclassification described above has been made on the statement of cash flows for the nine-month period ended September 30, 2006.

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

Total expenses for these departments, excluding Tribal Gaming Commission and surveillance, were $1,387,313 and $830,437 for the three months ended September 30, 2007 and 2006, respectively. They are recorded as a component of Selling, general and administrative expenses. Total expenses for these departments, excluding Tribal Gaming Commission and surveillance,  were $2,996,146 and $2,339,442 for the nine months ended September 30, 2007 and 2006, respectively.

The Authority pays for various expenses for the Tribal Gaming Commission and surveillance.  Tribal Gaming Commission and surveillance expenses are recorded in Gaming Commission and surveillance expenses on the Statements of Revenues, Expenses and Changes in Fund Deficit.  Gaming Commission and surveillance expenses for the three months ended September 30, 2007 and 2006 were $747,961 and $672,799, respectively. Gaming commission and surveillance expenses for the nine months ended September 30, 2007 and 2006 were $2,243,759 and $2,121,531, respectively.

The Tribe has incurred costs on behalf of the Authority that relate to the master planning of the proposed resort and Tribal infrastructure that benefit the Authority in the amount of $10.2 million, of which the Authority has agreed to reimburse $4.6 million. Prior to the end of the quarter the Authority reimbursed the Tribe $0.5 million and subsequent to the end of the quarter the Authority reimbursed the Tribe another $4.0 million (see Note 13).

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

The Authority had the right to terminate the Development Agreement by exercising a buy-out option (the “Buy-Out Option”) and did so on January 31, 2007. Subsequently on March 2, 2007, the Authority and DCC signed a mutual agreement to fix the amounts due to DCC in respect of such exercise to the sum of $11,350,000 less the amount paid after the Authority exercised the buy-out option of $737,491. The net payment of $10,612,509 was made in March 2007 and expensed in full in the three months ended March 31, 2007. Credit Enhancement Fee expense was $0 and $2,312,920 for the three months ended September 30, 2007 and 2006, respectively. Credit Enhancement Fee expense was $11,348,897 and $5,774,547 for the nine months ended September 30, 2007 and 2006, respectively.

6.                             CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

Operating Accounts	$11,804,666	$5,573,333
Money Market Accounts	10,523	31,967
Short Term Investments	31,146,761	22,304,924
Cash on hand	4,912,773	4,638,777

Cash and cash equivalents	47,874,723	32,549,001
Restricted cash	7,314,126	7,248,253

Total cash and cash equivalents and restricted cash	$55,188,849	$39,797,254

The Authority’s cash in banks and cash equivalents (the “Investments”) are categorized by level of credit risk assumed by the Authority. Category 1 includes investments that are insured or registered or for which the investments are held by the Authority or its agent in the Authority’s name. Category 2 includes uninsured and unregistered investments for which the investments are held by the counterparty’s trust department or agent in the Authority’s name. Category 3 includes uninsured and unregistered investments for which the investments are held by the counterparty’s agent but not in the Authority’s name. At September 30, 2007, the Authority had $200,000 in Category 1 investments, $11,804,666 cash in banks, $10,523 in money market accounts and $31,146,761 in short term investments, which are Category 2 investments, and $7,314,126 restricted cash in bank over the FDIC insurance limits, which are Category 3 investments.  Amounts in Category 2 and Category 3 investments are invested in short term, highly liquid cash equivalents and investments.  As of September 30, 2007 and December 31, 2006, these amounts are composed of money market accounts in the amount of $10,523 and $31,967, respectively, and A1/P1 bonds in the amount of $31,146,761 and $22,304,924, respectively.

7.                             PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and September 30, 2007 consisted of the following:

	Balance,			Balance,
	December 31,			September 30,
	2006	Additions	Dispositions	2007

Buildings and improvements	$129,245,481	$240,691	$—	$129,486,172
Furniture, fixtures and equipment	27,110,280	2,000,986	(65,213)	29,046,053
Less accumulated depreciation	(32,696,126)	(8,892,616)	36,315	(41,552,427)

	123,659,635	(6,650,939)	(28,898)	116,979,798
Construction in progress	4,385,195	5,125,374	—	9,510,760

Property and equipment—net	$128,044,830	$(1,525,374)	$(28,898)	$126,490,558

Construction in progress consists of payments or amounts owed to various vendors related to the Authority’s master plan development and land improvements. Substantially all of the Authority’s personal property is pledged as collateral to secure its debt.  At September 30, 2007 and 2006, the Authority had $415,640 and $256,840 in capital lease assets with related accumulated depreciation of $182,998 and $51,685, respectively.

8.                             ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

Accrued in-house progressive slot jackpots	$919,574	$779,409
Accrued payroll and related benefits	2,167,021	2,005,731
Accrued interest	8,125,000	3,250,000
Accrued credit enhancement fees	—	783,070
Accrued other expenses	236,986	275,958
Total accrued liabilities	$11,448,581	$7,094,168

9.                             LONG-TERM DEBT

Long-term debt consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

9-3/4% Senior Notes, net of unamortized issue discount of $1,377,101 and $1,630,039. Due 2011.	$198,622,899	$198,369,961
Vehicles Notes	17,839	25,439
Capital leases obligations	312,713	747,288

Total Long-Term Debt	198,953,451	199,142,688
Less: current portion	(271,907)	(642,413)

Total long-term debt - net of current maturities	$198,681,544	$198,500,275

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

10.                      LEASES

The Authority leases a Sprung structure, which is accounted for as an operating lease. Such lease expense was $36,230 and $108,690 for the three months ended September 30, 2007 and 2006, respectively. This lease expense was $253,610 and $346,600 for the nine months ended September 30, 2007 and 2006, respectively.

On October 1, 2003, the Tribe entered into a five year operating lease agreement for office and warehouse space to replace existing facilities.  Prior to the Tribe taking control over the Purchasing and Warehouse departments, the Authority reimbursed the Tribe for lease fees allocated based on the square footage utilized.  Since May 2006, when the Tribe assumed responsibility for the Purchasing and Warehouse departments, the Authority no longer reimburses the Tribe lease fees as a separate transaction.  The reimbursement is made through the reimbursement of Tribal department’s monthly allotment and quarterly reconciliations. The Authority reimbursed the Tribe for such lease fees in the amount of $0 for the three months ended September 30, 2007 and 2006, and $0 and $256,681 for the nine months ended September 30, 2007 and 2006, respectively.

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

•                                               On July 21, 2006, the Authority entered into a thirty six month capital lease to purchase 2 Pai Gow Poker Tables in the amount of $38,800.  The capital lease is at 4.26% interest with monthly lease fees of $1,150. Upon full payment of the sale amount, title to the product shall be transferred to the Authority.

Lease expenses were $47,093 and $119,184 for the three months ended September 30, 2007 and 2006, respectively, and $306,949 and $390,526 for the nine months ended September 30, 2007 and 2006, respectively. Lease expenses are included in general and administrative expenses in the accompanying statements of revenues, expenses and changes in fund deficit. Expected remaining payments under operating leases are $60,753, $242,183, $242,017 and $213,713 for the years ending December 31, 2007, 2008, 2009 and 2010, respectively. Expected remaining payments under capital leases are $31,682, $101,918 and $34,183 for the years ending December 31, 2007, 2008 and 2009, respectively.

11.             LEGAL MATTERS

California Department of Alcoholic Beverage Control

In September 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on a building code interpretation by a state officer who was later determined to lack jurisdiction to make a code determination, and did so without consulting the Tribe’s building code official having jurisdiction. The Tribe appealed and, in May 2005, an Administrative Law Judge ruled for the Tribe and recommended that the ABC reverse itself and approve the license, which the ABC did as of October 2005, pending a hearing on the protests. The ABC has received approximately 65 protests to issuance of the license from various citizens and local government officials. The ABC had scheduled a hearing on those protests in November 2007, which was continued by stipulation of the parties because the Tribe and various protestants are engaged in settlement discussions with respect to certain protest issues. The Tribe intends to vigorously defend its application and believes the protests are without merit.

We are involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. The Authority believes that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on its results of operations, financial condition or cash flows.

12.             COMPACT REVENUE SHARING TRUST FUND

The Compact requires the Authority to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $333,750 for the three months ended September 30, 2007 and 2006, respectively, and $1,001,250 for the nine months ended September 30, 2007 and 2006, respectively.

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

On October 5, 2007 and October 9, 2007, the Authority reimbursed the Tribe in the amounts of $0.5 million and $3.5 million, respectively, for costs incurred by the Tribe on behalf of the Authority that related to the master planning of the proposed resort and Tribal infrastructure that benefits the Authority. The Tribe has incurred an additional $5.6 million in costs relating to the master planning of the proposed resort. While the Tribe has not made any request to the Authority for reimbursement of such amount, it may request reimbursement from the Authority in the future.  While the Authority has no obligation to pay such amounts when requested and any such reimbursement would need to be approved by management and the Board of Directors of the Authority, there is a possibility that such request for reimbursement may be made by the Tribe. Prior to making any reimbursement payment, the Authority will consider various factors, including, but not limited to, whether the costs incurred were actually related to the master planning, whether such costs are beneficial to the gaming business and expansion plans of the Authority, the reasonableness of such costs, the availability of cash and whether the reimbursement payment is in compliance with the covenants in the indenture for the Authority's senior notes.

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

• Contingencies – We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of September 30, 2007, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

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

Results of Operations

Comparison of the three months ended September 30, 2007 and 2006

Net revenues. Net revenues for the three months ended September 30, 2007 increased by $1.4 million to $35.0 million, from $33.6 million, for the three months ended September 30, 2006. Our net revenues for the three months ended September 30, 2007, compared to the third quarter of 2006, were positively impacted by the return of normal access to the casino following the reopening of the Highway 128 Bridge in Geyserville, which was closed for the first 8 months of 2006 due to flood damage. We also saw positive impacts to the volume and length of play from upgrades to our slot machine mix. Approximately 96.1% of our net revenues, net of promotional allowances, were from our gaming activities in the third quarter 2007. We generated $29.6 million, or 84.6% of our net revenues, from gaming devices, net of promotional allowances of $2.9 million, and $4.0 million, or 11.4% of our net revenues from table games, net of promotional allowance of $48,395, for the three months ended September 30, 2007, compared to $28.8 million from gaming devices, or 86.8% of our net revenues, net of promotional allowances of $3.2 million, and $3.6 million from table games, net of respective promotional allowances of $0.1 million, or 10.8% of our net revenues, for the three months ended September 30, 2006. Our win per slot machine per day was $205 in the third quarter 2007, which increased by $9 from $196, in the third quarter 2006.  The change in win per slot machine per day has increased due to the removal of 30 slot machines from the floor as well as upgrades to our slot machine mix.

We generated $1.2 million, net of promotional allowance of $0.8 million, in food, beverage and retail sales for the three months ended September 30, 2007, and $1.0 million, net of promotional allowances of $0.7 million, in food, beverage and retail sales for the three months ended September 30, 2006.  The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances.

Promotional allowances. Promotional allowances for the three months ended September 30, 2007 were $3.7 million, or 10.5% of net revenues, compared to $4.0 million, or 11.8% of net revenues, for the third quarter 2006. The increase in promotional allowances is mainly attributable to the expanded use of e-coupons on our slot floor from bus patrons.  E-coupons cannot be cashed out and requires the patron to use their Players Club card.

Operating expenses. Operating expenses for the three months ended September 30, 2007 were $21.6 million, or 61.7% of net revenues, compared to $22.5 million, or 67.0% of net revenues, for the third quarter 2006. The decrease in operating expenses is primarily due to no longer having an obligation to pay the credit enhancement fee. Total operating expenses decreased from this change by $0.9 million, for the three months ended September 30, 2007, and have decreased by 5.3% as a percentage of net revenues.

Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the cost of complimentary activities. Casino expense for the three months ended September 30, 2007 increased to $5.3 million, or 15.6% of Casino revenues, net of promotional allowances, from $5.2 million, or 15.8% of Casino revenues, for the third quarter 2006. Casino expense as a percentage of Casino revenues, net of promotional allowances, decreased by 0.2% as increases in revenues were greater than the increase in costs.

Food, beverage and retail expense for the three months ended September 30, 2007 was $1.3 million, or 103.9% of food, beverage and retail revenue, net of promotional allowances, compared to $1.6 million or 157.2% of food, beverage and retail revenue, net of promotional allowances for the third quarter 2006. Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income. Food, beverage and retail expenses as a percentage of food, beverage and retail revenues, net of promotional allowances, for the three months ended September 30, 2007, has decreased by 53.3% from 157.2%, to 103.9%, due to the $0.3 million increase in gross revenues driven by expanded buffet hours and a $0.3 million decrease in food, beverage and retail expenses after the reallocation of the estimated costs of complimentary beverages are reallocated to Casino expenses.

Selling, general and administrative expense for the three months ended September 30, 2007 increased by $1.5 million to $11.0 million, or 31.3% of net revenues, from $9.5 million, or 28.4% of net revenues, for the third quarter 2006. The increase in selling, general and administrative expense is attributable to an increase in advertising costs and a planned change in advertising companies that resulted in duplicative costs.

Depreciation expense for three months ended September 30, 2007 and 2006 was $3.0 million and $2.9 million, respectively. Depreciation expense was computed using the straight-line method over the useful life of property, plant and equipment.

The credit enhancement fee was $0 for three months ended September 30, 2007, compared to $2.3 million, or 6.9% of net revenues, for the third quarter 2006. The decrease is due to the termination of the Development Agreement with Dry Creek Casino, LLC (“DCC”) by exercising the buy-out option on January 31, 2007. On March 2, 2007, we signed an agreement with DCC to fix the amounts due DCC in respect of such exercise to the sum of $11.4 million less the amount paid after we exercised the buy-out option of $0.7 million. The net payment of $10.6 million was made in March 2007 and expensed in full in the first quarter 2007.

Gaming Commission and surveillance expense for each of the three months ended September 30, 2007 and 2006 was $0.7 million.

The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $0.3 million for each of the three months ended September 30, 2007 and 2006, respectively.

Income from operations. Income from operations for the three months ended September 30, 2007 was $13.4 million, or 38.3% of net revenues, compared to $11.0 million, or 33.0% of net revenues, for the third quarter 2006.  The increase in income from operations is attributable to increased gaming and concession revenues as well as the reduction of quarterly expenses attributable to the credit enhancement fee buy-out.

Other expense, net. Other expense, net for the three months ended September 30, 2007 decreased to $4.7 million, or 13.5% of net revenues, from $5.0 million, or 14.9% of net revenues, for the third quarter 2006.  Other expense, net included $5.2 million of interest expense for the three months ended September 30, 2007 and 2006. No interest costs were capitalized in 2007 or 2006.

Income before distributions to the Tribe. Income before distributions to the Tribe for the three months ended September 30, 2007 increased by $2.7 million to $8.7 million, or 24.9% of net revenues, from $6.0 million, or 18.1% of net revenues, in the third quarter 2006.

Distributions to the Tribe. Distributions to the Tribe for the three months ended September 30, 2007 decreased by $1.9 million to $3.1 million, compared to $5.0 million, for the three months ended September 30, 2006. The decrease over prior year is attributable to the final reimbursements of construction costs incurred by the Tribe before the formation of the Authority. During the third quarter ended September 30, 2006, we reimbursed the Tribe $1.9 million, representing the remaining balance of all construction costs incurred by the Tribe on behalf of the Authority.

Comparison of the nine months ended September 30, 2007 and 2006

Net revenues. Net revenues for the nine months ended September 30, 2007 increased by $7.7 million to $103.9 million, from $96.2 million, for the nine months ended September 30, 2006. Our net revenues for the nine months ended September 30, 2007 were positively impacted by the Highway 128 Bridge reopening in Geyserville, which was closed for the first 8 months of 2006 due to flood damage. We also saw positive impacts to slot revenues from increased volume and length of play from our slot machine mix upgrade. Approximately 96.1% of our net revenues, net of promotional allowances, were from our gaming activities in the first nine months of 2007. We generated $88.4 million, or 85.1% of our net revenues, from gaming devices, net of promotional allowances of $8.2 million, and $11.4 million, or 11.0% of our net revenues, from table games, net of promotional allowance of $0.2 million, for the nine months ended September 30, 2007, compared to $82.1 million from gaming devices, or 92.9% of our net revenues, net of promotional allowances of $7.6 million, and $10.7 million from table games, net of promotional allowances of $0.2 million, or 11.3% of our net revenues, for the nine months ended September 30, 2006. Our win per slot machine per day was $206 in the first nine months of 2007, which increased by $19 from $187, in the first nine months of 2006.  The increase in win per slot machine per day is attributable to the removal of 30 slot machines from the floor as well as upgrades to our slot machine mix.

We generated $3.6 million, net of promotional allowance of $1.9 million, for the nine months ended September 30, 2007, and $2.9 million, net of promotional allowances of $1.7 million, in food, beverage and retail sales for the nine months ended September 30, 2006.  The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances.

Promotional allowances. Promotional allowances for the nine months ended September 30, 2007 were $10.3 million, or 9.9% of net revenues, compared to $9.4 million, or 9.8% of net revenues, for the first nine months of 2006. The increase in promotional allowances is attributable to the expanded use of e-coupons.  E-coupons cannot be cashed out and requires the patron to use their Players Club card.

Operating expenses. Operating expenses for the nine months ended September 30, 2007 were $75.0 million, or 72.2% of net revenues, compared to $67.8 million, or 70.4% of net revenues, for the first nine months of 2006. The increase in operating expenses is attributable to the credit enhancement fee buy-out which was fully expensed in the amount of $10.6 million in the first quarter 2007, as described in footnote 5 of the unaudited condensed financial statements.

Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the cost of complimentary activities. Casino expense for nine months ended September 30, 2007 increased to $15.5 million, or 15.6% of Casino revenues, net of promotional allowances, from $15.2 million, or 16.4% of Casino revenues, net of promotional allowances, for the first nine months of 2006. The increase in Casino expense is primarily the result of the costs associated to update the slot floor and the increase in costs associated with complimentary beverage services.

Food, beverage and retail expense for the nine months ended September 30, 2007 was $4.1 million, or 115.9% of food, beverage and retail revenue, net of promotional allowances, compared to $4.6 million, or 152.8% of food, beverage and retail revenue, net of promotional allowances, for the first nine months of 2006. Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income. The percentage of expenses to net revenues has decreased by 36.9%, due to increased revenues while maintaining promotional and operational costs.

Selling, general and administrative expense for the nine months ended September 30, 2007 was $31.9 million, or 30.7% of net revenues, and $30.5 million, or 31.7% of net revenues, for the first nine months of 2006. The increase in selling, general and administrative expense is attributable to an increase in advertising costs and a planned change in advertising companies that resulted in duplicative costs.

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $8.9 million and $8.6 million, respectively. Depreciation expense was computed using the straight-line method over the useful life of property, plant and equipment.

The credit enhancement fee was $11.3 million, or 10.9% of net revenues, for the nine months ended September 30, 2007, compared to $5.8 million, or 6.0% of net revenues, for the first nine months of 2006. The increase is due to the termination of the Development Agreement with Dry Creek Casino, LLC (“DCC”) by exercising the buy-out option on January 31, 2007. On March 2, 2007, we signed an agreement with DCC to fix the amounts due DCC in respect of such exercise to the sum of $11.4 million less the amount paid after we exercised the buy-out option of $0.7 million. The net payment of $10.6 million was made in March 2007 and expensed in full in the first quarter of 2007.

Gaming Commission and surveillance expense for nine months ended September 30, 2007 and 2006 was $2.2 million and $2.1 million, respectively.

The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $1.0 million for the nine months ended September 30, 2007 and 2006, respectively.

Income from operations. Income from operations for nine months ended September 30, 2007 was $28.9 million, or 27.8% of net revenues, compared to $28.4 million, or 29.6% of net revenues, for the first nine months of 2006.  The increase in income from operations is attributable to increased gaming and concession revenues, as well as the reduction of quarterly expenses attributable to the credit enhancement fee buy-out.

Other expense, net. Other expense, net for the nine months ended September 30, 2007 decreased to $14.4 million, or 13.9% of net revenues, from $15.1 million, or 15.7% of net revenues, for the first nine months of 2006.  Other expense, net included $1.2 million of interest income for the nine months ended September 30, 2007, compared to $0.7 million of interest income, for the first nine months of 2006. No interest costs were capitalized in 2007 or 2006.

Income before distributions to the Tribe. Income before distributions to the Tribe for the nine months ended September 30, 2007 increased by $1.1 million to $14.5 million, or 13.9% of net revenues, from $13.4 million, or 13.9% of net revenues, in the first nine months of 2006.

Distributions to the Tribe. Distributions to the Tribe for the nine months ended September 30, 2007 decreased by $1.8 million to $9.3 million, compared to $11.1 million, for the nine months ended September 30, 2006. The decrease from the prior period is attributable to the final reimbursements of construction costs incurred by the Tribe before the formation of the Authority. During the third quarter ended September 30, 2006, we reimbursed the Tribe $1.9 million, representing the remaining balance of all construction costs incurred by the Tribe on behalf of the Authority.

Liquidity and Capital Resources

Since our inception, we have funded our capital expenditures and working capital requirements primarily through debt financing, gaming equipment supplier financing, other financing and operating cash flow.

Construction of our Casino and infrastructure improvements commenced on April 1, 2002. The first portion of our gaming facility was completed in September 2002. As of September 30, 2007, we had spent approximately $158.5 million on the planning, development and construction of our gaming facility, infrastructure and furniture, fixtures and equipment, excluding the expansion project. We financed the development with borrowings and development advances.

 As of September 30, 2007, we spent $1.1 million on the development of an approximately 18-acre parcel of land adjacent to the Tribe’s reservation (referred to as the “Dugan Property”) which is expected to include an additional access road to our Casino. We have $4.6 million remaining in a restricted account funded from the proceeds of our Notes Offering for the development of the Dugan Property.

Our capital expenditures for the nine months ended September 30, 2007 and 2006 were $3.3 million and $3.8 million, respectively. The decrease in 2007 compared to 2006 is attributable to greater capital expenditures in 2006, which consisted of a series of minor infrastructure improvements.

As of September 30, 2007, we had cash and cash equivalents, net of restricted cash, of $47.9 million, as compared to $32.5 million, as of December 31, 2006. As of September 30, 2007, we had restricted cash of $7.3 million, as compared to $7.2 million, as of December 31, 2006. Our principal source of liquidity during the nine months ended September 30, 2007 consisted of cash flow from operating activities. Net cash provided by operating activities for the nine months ended September 30, 2007 was $48.8 million, an increase of $6.3 million, from $42.5 million, in 2006. The increase in our net cash provided by operations is a result of increased cash received from gaming winnings and concessions combined with decreased amounts paid to suppliers in 2007.

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

Net cash used for capital and related financing activities for the nine months ended September 30, 2007 was $25.4 million, compared to $19.2 million, for the nine months ended September 30, 2006. The increase in cash flow used in capital and related financing activities was primarily the result of the payment of the buy-out settlement of the credit enhancement fee.

Cash flow from investing activities for the nine months ended September 30, 2007 increased by $0.5 million to $1.2 million, from $0.7 million, for the nine months ended September 30, 2006.

Cash flow used in non-capital financing activities for the nine months ended September 30, 2007 was $9.3 million, a decrease of $1.8 million, from $11.1 million, for the nine months ended September 30, 2006.  Cash flow used in non-capital financing activities consisted of distributions to the Tribe. The decrease from the prior period is attributable to the final reimbursements of construction costs incurred by the Tribe before the formation of the Authority. During the third quarter ended September 30, 2006, we reimbursed the Tribe $1.9 million, the remaining balance of all construction costs incurred by the Tribe on behalf of the Authority.

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

On June 28, 2007, the Authority and the Tribe announced plans to build a destination resort as more fully described in the press release furnished as an exhibit to our Form 8-K dated June 28, 2007. The proposed project includes the construction of a casino, hotel and spa, several food and beverage venues, parking and storage, administrative facilities, a garden and terrace plaza, balconies and terraces, a retail area, conference facilities, and back of house facilities. The proposed project includes three above-ground levels and a hotel tower (up to eight levels) and four below-ground levels. We do not currently have adequate liquidity or cash flow to finance the project as proposed. We will consider various sources of liquidity to finance the first phase of the proposed project.

The Tribe has incurred expenses on behalf of the Authority that relate to the master planning of the proposed resort and Tribal infrastructure that benefit the Authority in the amount of $4.6 million. Prior to the end of the quarter the Authority reimbursed the Tribe for these costs in the amount of $0.5 million subsequent to the end of the quarter the Authority reimbursed the Tribe another $4.0 million as described in the Subsequent Events footnote.

Contractual Obligations as of September 30, 2007

The following table summarizes our contractual obligations and commitments as of September 30, 2007:

	Total	1 year	1-3 years	3-5 years
Long-term debt obligations (a)	$200,162,768	$153,991	$8,777	$200,000,000
Operating lease obligations	1,107,895	242,432	466,343	399,120
Capital lease obligations	167,783	117,915	49,868	—

Total obligations (b)	$201,438,446	$514,338	$524,988	$200,399,120

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

In September 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on a building code interpretation by a state officer who was later determined to lack jurisdiction to make a code determination, and did so without consulting the Tribe’s building code official having jurisdiction. The Tribe appealed and, in May 2005, an Administrative Law Judge ruled for the Tribe and recommended that the ABC reverse itself and approve the license, which the ABC did as of October 2005, pending a hearing on the protests. The ABC has received approximately 65 protests to issuance of the license from various citizens and local government officials. The ABC had scheduled a hearing on those protests in November 2007, which was continued by stipulation of the parties because the Tribe and various protestants are engaged in settlement discussions with respect to certain protest issues. The Tribe intends to vigorously defend its application and believes the protests are without merit.

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

Through September 30, 2007, we had not invested in derivative or foreign currency-based financial instruments.  Additionally, we primarily have invested in short-term, fixed rate debt.  As such, we do not believe we have material exposure to market risk.

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

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a -15(e) and 15d — 15(e)) as of September 30, 2007. Based on that evaluation they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in reaching that level of reasonable assurance.

Changes to Internal Controls Over Financial Reporting

There were no changes in the quarter ended September 30, 2007. We believe that we have implemented controls and procedures to correct the practices that led to certain restatements of our prior financial statements.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

California Department of Alcoholic Beverage Control

In September 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on a building code interpretation by a state officer who was later determined to lack jurisdiction to make a code determination, and did so without consulting the Tribe’s building code official having jurisdiction. The Tribe appealed and, in May 2005, an Administrative Law Judge ruled for the Tribe and recommended that the ABC reverse itself and approve the license, which the ABC did as of October 2005, pending a hearing on the protests. The ABC has received approximately 65 protests to issuance of the license from various citizens and local government officials. The ABC had scheduled a hearing on those protests in November 2007, which was continued by stipulation of the parties because the Tribe and various protestants are engaged in settlement discussions with respect to certain protest issues. The Tribe intends to vigorously defend its application and believes the protests are without merit.

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

Dated: November 14, 2007	RIVER ROCK ENTERTAINMENT AUTHORITY
(Registrant)

	By:	/s/ Shawn S. Smyth
Shawn S. Smyth,
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by Shawn S. Smyth, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Joseph R. Callahan, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

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