Form 10-K
period 2007-12-31
River Rock Entertainment Authority
filed 2008-04-14
CIK 1288924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2007

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

Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No   ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $0 on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007).

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

PART I

Item 1. Business.

OVERVIEW

River Rock Entertainment Authority (“we,” “us,” “our” or the “Authority”) is a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians of California (the “Tribe”). The Tribe is a federally recognized Indian tribe with 947 enrolled members, with an approximately 75-acre reservation in Sonoma County, California (“Sonoma County” or the “County”). We were formed in 2003 as an unincorporated governmental instrumentality of the Tribe, to own and operate the River Rock Casino in Sonoma County, California. The River Rock Casino had previously operated as a wholly-owned governmental operating property of the Tribe.

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

Our address is 3250 Highway 128 East, Geyserville, California 95441 and our telephone number is (707) 857-2777.

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

•      an Arts and Crafts California Bungalow-style design and furnishings, incorporating Native American elements, that feature a cultural arts collection of traditional and contemporary Pomo art, including historical basketry for which the Tribe is known. The interior of our gaming facility utilizes an extensive amount of wooden casework and natural rock to emphasize the architectural style found throughout California wine country. In keeping with this motif, our gaming facility’s counters are constructed of natural stone and wood, and oak wainscoting grace the food and beverage facilities; and

•                 a location in the heart of the beautiful Alexander Valley with spectacular views of the surrounding countryside. Guests entering our gaming facility are treated to a large, open-beamed Porte cochere that faces out towards sweeping vistas of Alexander Valley vineyards. Our gaming and entertainment facility was designed to capitalize on the scenic vistas with the food and beverage facilities strategically placed to feature the expansive views.

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

We maintain a digital surveillance system that tracks the entire casino floor to secure our facility and operations. We employ a 59 officer security force.

Competitive Strengths

We believe the following strengths have and will continue to contribute to our success:

Attractive Location with Convenient Access.   Our gaming facility is conveniently located off of Highway 101, a four-lane highway that serves as a major thoroughfare between Los Angeles and Oregon.  Highway 101 travels directly through the nearby cities of San Francisco, San Rafael, Petaluma and Santa Rosa.  Currently CALTRANS estimates of Average Annual Daily Traffic (AADT) on Highway 101 to be around 43,400 north and south bound vehicles.  In addition, the nearby airport in Santa Rosa provides easy access for patrons traveling to wine country.

Strong Market Demographics.   Our gaming facility is easily accessible by all the approximately 6.9 million residents of the San Francisco Bay area market which include the major metropolitan cities of San Francisco, Oakland and the smaller cities of San Rafael, Berkeley, Santa Rosa, and Petaluma. We also benefit from the 7 million annual visitors to Sonoma County and 5 million annual visitors to Napa County which is known for their world-renowned wineries and related tourist attractions.

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

Experienced Senior Management Team and Staff.   Our management team is led by seasoned executives who have significant industry experience, leadership and expertise in operations, marketing, finance and development.  Members of this team have previously worked at premier local and destination casinos for commercial and tribally owned casinos.  We believe our management team and our experienced staff provides superior employee and customer care product quality, and an in-depth understanding of the target market and how to maintain return business which enhances our competitive position.

Business and Marketing Strategies

Our business strategy is to grow our business to not only capture a greater share of our growing market, but also expand our target patron base to a broader demographic with the following competitive business strategies:

Marketing & Promotions:   Our advertising methods include radio with a strong emphasis, email blasts, billboards, TV, newspaper, magazines, bus billboards, signature shuttles, infomercials, rack cards and direct mail.  The direct mail program that will be enhanced this year will be tiered by player based on player status.  This direct mail method will include coupons and information regarding up and coming promotions which will be tailored to target our high end players. Over the years, we have analyzed promotions and player demand and have continued with the successful promotions which have led to increased revenues.  Promotions that have proven successful and increased revenues are dream car, cash spins and trip giveaways.    Along with continued promotions, we will also be adding tournaments.  Marketing will be putting more emphasis on direct mail to the ethnic marketing, i.e. Latino and Asian signature markets in the Bay area.  With giveaways and promotions throughout the year, we will be able to continue to provide cutting edge entertainment.

Capitalize on Our Prime Location and Appeal of Sonoma County.   We market our Casino to our local customer base and to our broader regional market and international patrons traveling to the area as part of the Sonoma Valley resort destination.  The picturesque Alexander Valley region in the heart of Sonoma County is a world-renowned tourist destination. We intend to capitalize on its appeal, including its reputation as one of California’s premier wine producing regions, to further expand our customer base. Sonoma County receives over 7 million tourists annually and over 5 million tourists visit Napa County annually.  Our marketing message emphasizes the convenient access to our facility.

Partners Program.   Partnerships with local businesses have created economic growth and strong community relations with local wineries, hotels, Chamber of Commerce and local businesses.  In return, promoting one another will help increase tourism and bring in new potential customers to Sonoma County and our Casino.  Our visitor’s office located in downtown Healdsburg provides tourists detailed and local area information on the casino and highlights those in the partners program with maps, lodging and transportation options.

Increase Time on Device and Win Per Unit.   We utilize state of the art technology and sophisticated player tracking software system which provides a customized and tailored gaming environment that generates increased  time spent on a device and enhances the likelihood of return business.  This data base helps us to determine our premier players and target their favorite games, and also helps us create a relationship with those patrons.

Continue to Develop our Appeal to the Asian Market.   We plan to further cultivate our Asian market customer base by expanding our bus program from San Francisco’s Chinatown with our targeted gaming promotions, host programs and agreements with Asian travel providers.

Expand Marketing and Promotion Programs.   We will monitor the effectiveness of our advertising and brand awareness efforts through an extensive research analysis program and evaluate it against measurable objectives such as first name recall for our gaming facility and satisfied resident response rates. From our database, we are able to track our repeat business. Our database also provides us with information on new player sign-ups,, which for the fiscal year of 2007, has grown by 53,000. We have also promoted more frequent and longer visits and increased wagering at off-peak demand periods through promotions such as our “Hot Nights, Cool Cash” and “Pick Your Dream Car” programs. These promotions offer customers cash rewards on weekday nights and has resulted in increased net revenue whenever offered.

Supplement Demand with Our Bus Program.   We intend to supplement our overall demand with our line and charter bus program to provide customer transportation to our gaming facility. We believe that this program enabled us to maximize our number of guests during the off-peak times.  Our guests have appreciated the convenience offered by this program and we have experienced an increase in the use of our bus program.  We operated an average of approximately 33 buses a day in 2007. Our bus program brings guests from San Francisco, San Mateo, Contra Costa, Alameda and Marin Counties.  On our River Rock line runs, guests pay between $8 to $13 roundtrip to and from our casino. Upon arrival, they receive an incentive package in the range of $15 to $25 towards use on gaming in our casino. Our special charter bus guests also receive $20 towards use on gaming in our casino.

COMPETITION

Other Casinos In and Around Our Market

Federal and California law currently permits Class III casino gaming only on federally recognized tribal lands pursuant to compacts negotiated with the State of California and approved by the U.S. Secretary of the Interior. Class II gaming for tribes is permitted only on federally recognized tribal lands. There are currently 55 tribes operating 56 compacted gaming facilities in the State of California. The closest existing competitors are the Hopland Sho-ka-wah Casino, located approximately 35 miles north of the Tribe’s reservation, the Konocti Vista Casino, located approximately 45 miles northeast of the Tribe’s reservation, the Thunder Valley Casino, located 124 miles east of the Tribe’s reservation, and Cache Creek Indian Casino and Bingo, located approximately 95 miles east of the Tribe’s reservation. Several potential competitors are attempting to develop and open casinos near our facility.

The Hopland Sho-ka-wah Casino is located several miles east of Highway 101 on Route 175.  The facility features a 40,000 square foot casino offering 550 slot machines, 6 table games and a small 3 table poker room.  The facility contains a small café-type food and beverage area, a bar and a fine-dining steak house.  Entertainment is provided occasionally, which includes musical acts and boxing.  Hopland operates a small bus program; however it is limited by not having a hotel.

East of the Sho-ka-wah is the Konocti Casino in Lakeport.  Lakeport is located approximately 37 miles from Cloverdale with access off Highway 20.  The casino houses 660 slot machines and 8 table games.  The facility also offers an 80-room hotel and marina with small pool as well as a 74-space RV park.  The food and beverage program includes a small restaurant, buffet and a new full-service restaurant serving liquor.

The Thunder Valley Casino opened in June 2003 and is located at Highway 65 and Interstate 80 just outside of Sacramento.  The Nevada-style property offers more than 2,600 slot machines and more than 100 table games that include blackjack, baccarat, and a variety of poker games including Let It Ride and Pai Gow.  The facility features a salon, private dining rooms, bars and butler service.  In addition, it houses a 500 seat buffet, and various fast food options, including Fat Burger, Panda Express and Starbucks, and fine dining options such as Austin’s Steakhouse.  The facility also features a nightclub and live entertainment is offered every two weeks.

The Cache Creek Casino is located approximately 50 miles west of Sacramento.  Cache Creek recently expanded its facility to 2,600 slots.  The casino also houses over 140 table games including blackjack, Texas Hold’em, Pai Gow and Caribbean Stud.  The facility also includes a 200-room luxury hotel, 8 restaurant outlets, and entertainment pavilion with seating for 600, a spa and outdoor pool, an 18-hole golf course and 1,883 spot parking structure.  The facility is in the process of expanding its restaurant offerings.

The greatest competition may come from the proposed Graton Rancheria.  In April 2003, the Federated Indians of the Graton Rancheria, also known as the Coast Miwoks, announced plans to purchase land in Sonoma County near Highway 37 and Lakeville Highway, approximately 20 miles south of our gaming facility and closer to San Francisco. The proposed location would lie directly between our Casino and the majority of the 7 million population base.  The announced plans includes construction of a casino-hotel complex that will be managed by Station Casinos, Inc. based in Las Vegas, Nevada.  The proposed facility will house approximately 2,000 slot machines, 120 card tables and bingo, as well as a 300-room hotel, five restaurants and a theater with up to 2,000 seats.  As a result of environmental opposition to the development of such location, the Federated Indians of the Graton Rancheria announced plans to move the proposed casino-hotel complex to a site near Rohnert Park, California. The Rohnert Park City Council has approved an agreement with the Federated Indians of the Graton Rancheria to share with Rohnert Park and various community groups, approximately $200.0 million over 20 years, to offset the impact of the proposed project.

The Lytton Band of Pomo Indians currently operates a 70,000 square-foot casino with 1,050 Class II electronic bingo machines on the 9-acre site of a card room in San Pablo, near Oakland, California, on land that was placed in trust for the tribe through congressional legislation.  The Lytton Band signed a compact with Governor Arnold Schwarzenegger for operating Class III casino gaming on the San Pablo site, but the state legislature withheld its approval.  In May 2007, legislation was introduced in the United States Senate, which has the support of the Lytton Band, that would require the Lytton Band to forego any Class III machines at the San Pablo site and instead limit itself to operating its existing Class II machines.  This legislation was passed by the Senate in November 2007 and referred to the House Committee on Natural Resources, but no further action has been taken.

There are a number of other Indian tribes, including the Scotts Valley Band of Pomo Indians and the Guidiville Band of Pomo Indians, who have announced preliminary plans to develop gaming projects in the San Francisco Bay area.

Each of the proposed projects faces numerous obstacles including negotiation and approval of a compact with the State of California, approval from the Bureau of Indian Affairs to put the land on which the project would be located into federal trust on behalf of the tribe, and certain environmental approvals.

New and Renegotiated Tribal Compacts

In 2004, the State of California entered into amended gaming  compacts with five California Indian tribes, including two in Northern California – the Rumsey Band of Wintun Indians and the United Auburn Indian Community. These compacts permit these tribes to operate an unlimited number of slot machines, in return for which the tribes agreed to make payments totaling $100 million per year for 18 years commencing in 2005 and thereafter an amount equal to the lesser of the original payment amount or 10% of each tribe’s “net win” for the balance of the term of the compacts (2030), to be used to pay debt service on approximately $1 billion of bonds to be issued by the State of California. The tribes also agreed to pay increased annual license fees to the State in respect of each slot machine above the then-current 2,000 permitted to be operated. We do not know what effect the compacts will have on the competition in Indian gaming in Northern California or on us in particular.  At present, these new compacts have resulted in the addition of approximately 1,300 slot machines at the Cache Creek Casino Resort (owned by the Rumsey Band of Wintun Indians) and approximately 1,500 slot machines at the Thunder Valley Casino (owned by the United Auburn Indian Community).

In the summer of 2006, Governor Schwarzenegger renegotiated five compacts with five Southern California tribes. These compacts became effective in early 2008. The new compacts allow three of these tribes to add up to 5,500 Class III slot machines to their casinos (providing for a total of up to 7,500 machines per casino), and allow the other two tribes each to add 3,000 additional machines (providing for a total of up to 5,000 machines each). In exchange, these tribes agreed to pay 10% of gaming win for their existing 2,000 machines, an additional 15% of net machine win for machines 2,001 to 5,000, and 25% of net win for machines 5,001 to 7,500.

California Lottery and Other Initiatives

We also compete with other forms of gaming such as statewide lotteries, live and simulcast pari-mutuel wagering and card rooms.

In May 2007, Governor Schwarzenegger proposed that the California State Lottery be leased to a private concessionaire to increase its revenue and efficiency. Part of the Governor’s proposal includes authorizing the use of instant lottery video terminals that resemble and operate like slot machines at locations including horse racing tracks and card rooms. Approval of this proposal would require a two-thirds affirmative vote of the state legislature and could require a constitutional amendment. While it is uncertain whether or when this proposal will be approved, its implementation could adversely affect our and other Indian casinos’ competitive positions. Such increased competition could negatively impact our operating results and our ability to satisfy our obligations under the notes.  Other initiatives expanding competitive forms of gaming have been approved and may, from time to time, be approved by state or local authorities. Examples include: (i) the passage in California of recent legislation expanding off-site betting on horse races through expanded advance deposit wagering and increased satellite wagering sites; (ii) a legislative proposal in the California Assembly in February 2007 to amend the California Penal Code to expand permitted bingo games by charitable organizations to include electronic bingo cards; and (iii) the amendment of county laws in Sacramento County, California to expand permitted bingo games by charitable organizations in Sacramento County. These and other initiatives that might be proposed in various locations could affect our business.

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

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”) that will, among other things, settle several long-standing legal disputes between Sonoma County and the Tribe and provide a binding framework for resolving future disputes. In a related action, the Alexander Valley Association (“AVA”), a local business and residents association which has long opposed the Tribe’s gaming project and objected to the issuance to it of a liquor license, agreed to withdraw its objections to the license and has persuaded its members and a number of other protestors to do likewise.  In light of those withdrawals (and a similar agreement in the MOA requiring the County also to withdraw its objection), and with the support of both the County and AVA, the Tribe is now seeking to expedite issuance of an alcohol license. Under the MOA, the Tribe agreed to restrict the sale of alcohol to only wine and beer between the hours of 10 a.m. and 5 p.m. on weekdays, and to stop serving alcohol altogether at midnight except for Friday and Saturday nights and the nights before holidays. The restrictions may be renegotiated following the first to occur of three years or the opening of a hotel, which is projected to occur within the next 2 to 3 years.

EMPLOYEE AND LABOR RELATIONS

As of December 31, 2007, we had 680 full and part-time employees. Our employees are not covered by any collective bargaining agreements. We believe that our relations with our employees are good. However, provisions in a labor ordinance the Tribe was required to adopt as part of the 1999 compact agreement, permits opportunities for unions to attempt to organize our labor force. In addition, a recent decision by the United States Court of Appeals for the District of Columbia upheld a finding by the National Labor Relations Board, that the National Labor Relations Act is applicable to tribal casinos.

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

•                  an Indian tribe has sole proprietary interest and responsibility for the conduct of gaming; and

•                  the primary management officials and key employees are tribally licensed and several other requirements are met.

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

Tribal-state compacts usually specify the types of permitted games, establish technical standards for gaming devices, entitle the state to inspect casinos, require background investigations and licensing of casino employees, and require the tribe to pay a portion of the state’s expenses for establishing and maintaining agencies that participate in the regulatory process provided in the compact. Some tribal-state compacts are for set terms, while others are for indefinite durations.

The Tribe entered into a Compact with the State of California in September 1999, which became effective in May 2000, that permits the Tribe to engage in some levels of Class III gaming. The Compact will expire on December 31, 2020. For additional information see “Part I. Item 1. Business—Description of Material Agreements—The Compact.”

Tribal Ordinances.    Under IGRA, except to the extent otherwise provided in a tribal-state compact as described below, and subject to certain oversight and enforcement authority by the NIGC, Indian tribal governments have primary regulatory authority over gaming on land within a tribe’s jurisdiction. Therefore, our gaming operations and persons engaged in gaming activities are subject to the provisions of the Tribe’s ordinances and regulations regarding gaming. The Tribe maintains a fully staffed tribal gaming agency (“TGA”), known as the Dry Creek Gaming Commission, to carry out the Tribe’s regulatory responsibilities under IGRA, its ordinances and the compact.

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

Licensing and Registration Requirements of the Compact and State Regulation

Compact.    The Compact requires that any person who directly or indirectly extends financing to the Tribe’s gaming facility or gaming operation must be licensed as a “financial source” by the TGA. However, as permitted by the Compact, the TGA has exempted federally- and state-regulated banks and savings and loan associations, as well as persons who hold less than 10% of our $200.0 million of 9-3/4% Senior Notes, due 2011 (the “Notes”). For an applicant who is a non-exempt business entity, these licensing provisions also apply to the entity’s officers, directors, principal management employees, owners (if an unincorporated entity), partners and greater than 10% shareholders. Under the Compact, a permanent license cannot be issued unless the TGA has conducted an investigation as to the suitability of the applicant. Any application for a gaming license may be denied, and any license issued may be revoked, if the TGA determines the applicant to be unsuitable or otherwise unqualified for a gaming license. Each license is subject to review for compliance at least every two years.

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

Gaming Device Licenses

The Compact permits the Tribe to operate up to 350 gaming devices without licenses and up to an additional 1,650 machines with licenses.  From March 2000 through December 2001, the Tribe obtained 1,250 gaming device licenses through a process conducted by a public accounting firm retained by a number of tribes under the Compact, thus permitting the Tribe to operate up to a total of 1,600 gaming devices. Following the allocation, the California Attorney General opined that only the CGCC has the authority to issue gaming device licenses under the compacts, and the Governor of California ordered the CGCC to control and monitor the gaming device licensing process. In June 2002, the CGCC ratified all gaming device license issued to the Tribe and the other tribes in the earlier process.

In accordance with the Compact and California law, the Tribe is obligated to remit certain fees to the CGCC on a quarterly basis for inclusion in a Revenue Sharing Trust Fund (“RSTF”) maintained by the State of California. The RSTF is for the benefit of tribes that have no or limited gaming. The RSTF fees are fixed amounts per device, calculated on an annual basis and paid quarterly. We pay these fees on behalf of the Tribe. RSTF fees for the years ended December 31, 2007 and 2006 were $1.3 million for each year.

In the summer of 2006, Governor Schwarzenegger renegotiated five compacts with five Southern California tribes. The new compact amendments allow the tribes who agreed to the amendment to have additional slot machines, while imposing additional significant annual payments to the State of California and requiring extensive mitigation and compensation to impacted local communities and provisions affecting customers and employees. The Tribe did not seek or enter into an amendment.

Application for Liquor License

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”) that will, among other things, settle several long-standing legal disputes between Sonoma County and the Tribe and provide a binding framework for resolving future disputes.

In a related action, the Alexander Valley Association (“AVA”), a local business and residents association which has long opposed the Tribe’s gaming project and objected to the issuance to it of a liquor license, agreed to withdraw its objections to the license and has persuaded its members and a number of other protestors to do likewise.  In light of those withdrawals (and a similar agreement in the MOA requiring the County also to withdraw its objection), and with the support of both the County and AVA, the Tribe is now seeking to expedite issuance of an alcohol license. Under the MOA, the Tribe agreed to restrict the sale of alcohol to only wine and beer between the hours of 10 a.m. and 5 p.m. on weekdays, and to stop serving alcohol altogether at midnight except for Friday and Saturday nights and the nights before holidays. The restrictions may be renegotiated following the first to occur of three years or the opening of a hotel, which is projected to occur within the next 2 to 3 years.

DRY CREEK RANCHERIA BAND OF POMO INDIANS

Tribal Administration

The Dry Creek Rancheria Band of Pomo Indians is a federally recognized, self-governing Indian tribe with 974 enrolled members. The reservation was established in 1915 under the authority of an Executive Order dated January 12, 1891. Pursuant to the Tribe’s Articles of Association, the Tribe is governed by a Tribal Council composed of all voting members. Certain authority is delegated to elected tribal officers who comprise the Board of Directors, consisting of a Chairperson, a Vice Chairperson, a Secretary/Treasurer and two members-at-large. The Secretary-Treasurer position has been vacant since December 12, 2006.  The members of the Board of Directors of the Tribe are the same members as our Board of Directors, but they do not serve in the same capacity.

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

Construction Disbursement Account.  Approximately $61.1 million of the net proceeds of the Notes Offering was deposited into a construction disbursement account and was used to fund the design and construction of our expansion project. All funds in the construction disbursement account are pledged to the trustee for the benefit of itself, and the holders of the Outstanding Notes, until disbursed by U.S. Bank National Association in accordance with the Cash Collateral and Disbursement Agreement. Approximately $3.5 million from the proceeds from the Notes Offering were used to reimburse the Tribe for payments made to Swinerton Builders prior to the sale of the Notes. The construction disbursement account had $2.6 million remaining as of December 31, 2007.

Construction Escrow Account.  $10.0 million of the net proceeds of the Notes Offering was deposited into a construction escrow account to fund qualifying construction cost overruns.  All funds in the construction escrow account are pledged to the trustee for the benefit of itself and the holders of the Outstanding Notes until disbursed by U.S. Bank National Association in accordance with the Cash Collateral and Disbursement Agreement.  We used $10.0 million in the account to pay off the Subordinated Note on March 13, 2005.  The construction escrow account has $0.1 million remaining as of December 31, 2007.

Dugan Property Improvements Account.  $5.0 million of the net proceeds of the Notes Offering was deposited into the Dugan Property improvements account and will be used to build an additional access road to the Tribe’s reservation. All such funds will be held in the Dugan Property improvements account and pledged to the trustee for the benefit of itself and the holders of the Outstanding Notes until disbursed by U.S. Bank National Association in accordance with the Cash Collateral and Disbursement Agreement. Subject to certain exceptions, U.S. Bank National Association, as the disbursement agent, will disburse funds from the Dugan Property improvements account only upon certification by us that we have adequate funds to complete the road project, and upon the satisfaction of the other disbursement conditions set forth in the Cash Collateral and Disbursement Agreement. The Dugan Property improvements account had $4.6 million remaining as of December 31, 2007.

Operating Account.  We deposit all of our cash and cash equivalents in excess of $2.0 million into our operating account with Bank of America, N.A. on a daily basis.  All such funds are held in the operating account and pledged to the trustee for the benefit of itself and the holders of the Outstanding Notes until disbursed in accordance with the terms of the Cash Collateral and Disbursement Agreement. Funds may generally be disbursed by Bank of America, N.A. from the operating account for all purposes permitted by the Indenture.

Investments; Pledge of Accounts.  Our disbursement agent is required to invest any money held by it in the collateral accounts established pursuant to the Cash Collateral and Disbursement Agreement, in cash equivalents and such government securities, as may be directed in writing by us from time to time. Any income or gain realized as a result of such investment is required to be held as part of the applicable account and reinvested as provided in the Cash Collateral and Disbursement Agreement. All funds, securities and other assets in the collateral accounts established pursuant to the Cash Collateral and Disbursement Agreement are pledged to the trustee for the benefit of the holders of the Outstanding Notes.

Memorandum of Agreement between the Tribe and Sonoma County, California

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”) that will, among other things, settle several long-standing legal disputes between Sonoma County and the Tribe and provide a binding framework for resolving future disputes.

In a related action, the Alexander Valley Association (“AVA”), a local business and residents association which has long opposed the Tribe’s gaming project and objected to the issuance to it of a liquor license, agreed to withdraw its objections to the license and has persuaded its members and a number of other protestors to do likewise.  In light of those withdrawals (and a similar agreement in the MOA requiring the County also to withdraw its objection), and with the support of both the County and AVA, the Tribe is now seeking to expedite issuance of an alcohol license. Under the MOA, the Tribe agreed to restrict the sale of alcohol to only wine and beer between the hours of 10 a.m. and 5 p.m. on weekdays, and to stop serving alcohol altogether at midnight except for Friday and Saturday nights and the nights before holidays. The restrictions may be renegotiated following the first to occur of three years or the opening of a hotel, which is projected to occur within the next 2 to 3 years.

In addition, the MOA commits the County Sheriff’s Department and Fire Marshall to providing public safety and fire services to the Casino and the Tribe’s future gaming projects on the Rancheria, provides detailed agreements on off reservation impact mitigation measures, and permits the Tribe’s application to take the Dugan Property into trust, which has already been approved by the Department of the Interior (“DOI”) but was appealed by the DOI, to move forward without further County opposition.

The Tribe has agreed to pay the County up to $75 million in mitigation fees over the next 12 years to offset impacts of the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and are intended to support the services being provided by the County.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in the County. Such in lieu fees could total as much as $25 million during the term of the MOA.

We believe the MOA will have significant positive impacts on the future conduct of our business and our and the Tribe’s ability to develop our expansions plans and construct our proposed hotel and casino resort.

Lease for Casino

In May 2002, the Tribe entered into a lease with Sprung Instant Structures, Inc. for two dome-shaped structures that house our gaming facility. The lease agreement was assigned to us and was renewed through August 17, 2007. Monthly payments are $36,230. At the end of the lease term, at our option, 100% of the first four lease payments or, if all such payments have been timely made, 40% of the last twenty four lease payments will be credited towards the $1.5 million purchase price, which would result in a purchase price of $1.1 million.  Since the expiration of the lease on August 17, 2007, we have maintained the lease payments on a month to month basis.

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

 Intercreditor Agreement

Pursuant to the Intercreditor Agreement among DCC, U.S. Bank National Association, as trustee for the holders of the Outstanding Notes, the Tribe and us, the Credit Enhancement Fees payable pursuant to the Development Agreement are subordinated to our senior debt, including the Outstanding Notes. If all or any part of our assets, or the proceeds from the sale of our assets are subject to any distribution, division or application to our creditors, then any payment shall be paid or delivered directly to the trustee for the Notes for application to senior debt. If any payment, distribution or security is received by DCC, with respect to the Credit Enhancement Fee in violation of the Intercreditor Agreement, DCC must deliver the same to the trustee for the benefit of the holders of our senior debt, including the Outstanding Notes.

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

As of December 31, 2007, we had approximately $198.7 million of indebtedness outstanding, represented by our Outstanding Notes. Our substantial indebtedness could have important consequences and significant effects on our business and future operations. For example, it could:

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

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”) that will, among other things, settle several long-standing legal disputes between Sonoma County and the Tribe and provide a binding framework for resolving future disputes.

In a related action, the Alexander Valley Association (“AVA”), a local business and residents association which has long opposed the Tribe’s gaming project and objected to the issuance to it of a liquor license, agreed to withdraw its objections to the license and has persuaded its members and a number of other protestors to do likewise.  In light of those withdrawals (and a similar agreement in the MOA requiring the County also to withdraw its objection), and with the support of both the County and AVA, the Tribe is now seeking to expedite issuance of an alcohol license. Under the MOA, the Tribe agreed to restrict the sale of alcohol to only wine and beer between the hours of 10 a.m. and 5 p.m. on weekdays, and to stop serving alcohol altogether at midnight except for Friday and Saturday nights and the nights before holidays. The restrictions may be renegotiated following the first to occur of three years or the opening of a hotel, which is projected to occur within the next 2 to 3 years.

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

Pursuant to and in accordance with the Compact, the Tribe adopted an ordinance providing for the preparation and circulation by the Tribe of an environmental study concerning potential off-reservation environmental impacts of any renovation, modification, and construction or development project relating to or associated with the gaming facility. Among other things, the Compact requires that in fashioning the ordinance, the Tribe must make a good faith effort to incorporate the policies and purposes of the National Environmental Policy Act and the California Environmental Quality Act consistent with the Tribe’s governmental interests. The Compact’s environmental provisions are identical to such provisions in compacts for all other California tribes that entered into compacts in or around 1999. The Tribe believes it has complied, and intends to continue to comply, with all applicable requirements in its environmental ordinance, but the County of Sonoma has taken issue with the Tribe’s position and claims that the Compact’s environmental requirements are not being fulfilled. The State could claim the Tribe is in breach of the Compact and seek to have the Compact terminated.

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

Changes in U.S. or regional economic conditions could adversely affect the profitability of our business.

A decrease in economic activity in the United States, particularly in the State of California, could adversely affect demand for our business, thus reducing our revenue and earnings.  A decline in economic conditions could reduce attendance and spending at our Casino.  In addition, an increase in price levels generally, or in price levels in a particular sector, could result in a shift in consumer demand away from the entertainment we offer, which could also adversely affect our revenues and, at the same time, increase our costs.

Our business is subject to contingencies beyond our control, including the aftermath of terrorist acts and wars, which may significantly and adversely affect our business, financial condition, results of operations and ability to make payments on the Notes.

The war with Iraq, the United States’ ongoing military campaign against terrorism and continued violence, conflicts and instability in other areas of the world have created many economic and political uncertainties, some of which may affect our ability to attract customers outside our current primary market as well as our operations and profitability.  The potential short-term and long-term effects that these and other similar situations and events may have for our customers, our primary and secondary markets and the U.S. economy in general are uncertain.  These and other similar future events could have a significant impact on the number of customers visiting our Casino and, as a result, may have a material adverse effect on our business, financial condition, results of operations and ability to make payments on the Notes.

Acts of terrorism may negatively impact our future profits.

Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties.  We cannot predict the extent to which terrorism, security alerts or war, or hostilities in Iraq and other countries throughout the world, will continue to directly or indirectly impact our business and results.  As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available.  Given current conditions in the global insurance markets, we are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.  If any such event were to affect our properties, we likely would be adversely impacted.

A variety of uncontrollable events and natural disasters may reduce demand for our Casino.

Demand for our Casino is partly dependent on the general environment for travel and tourism.  The environment for travel and tourism can be significantly adversely affected in the United States or in specific regions as a result of a variety of factors beyond our control, including adverse weather conditions or natural disasters (such as excessive heat or rain, hurricanes and earthquakes); health concerns; and international, political or military developments.  These events, and others such as fluctuations in travel and energy costs, may also damage our ability to provide our services or to obtain insurance coverage with respect to these events.

Highway and bridge construction projects have impacted the length of travel to our Casino by certain customers.

In March 2006, Caltrans began construction on a 2-mile stretch of Highway 101 in the downtown section of Santa Rosa, California, approximately 20 miles south of our Casino.  The project is intended to widen Highway 101 resulting in an additional third lane in each direction.  The project requires the closure of one lane of Highway 101 in both directions from 11 p.m. to 5 a.m., Monday through Thursday, and from 12:00 a.m. to 5 a.m. on Fridays.  All lanes will be open during daylight hours and weekends. The project will also involve the closure of certain freeway entrance and exit ramps and some local streets in Santa Rosa.  The lane widening project is expected to be completed by the end of 2008. There has not been a major impact from this project on our operations.

We may face difficulties in recruiting, training and retaining qualified management employees.

The operation of the Casino requires us to continuously recruit and retain a substantial number of qualified professionals, employees, executives and managers with gaming, hospitality, management and financial reporting experience.  There can be no assurance that we will be able to recruit, train and retain a sufficient number of qualified employees.  A failure to be able to recruit and retain qualified personnel could result in management, operating and financial reporting difficulties or affect the experience and enjoyment of our patrons, either of which could have a material adverse effect on our business, financial condition, results of operations or ability to make payments on the notes.

The loss of management and other key personnel could significantly harm our business.

Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of the senior management team.  In addition to the senior management team, the operation of our Casino will require other qualified and skilled employees with gaming and hospitality industry experience and qualifications.  Currently, there is a shortage of skilled labor in the gaming industry in general.  In addition, we are subject to the policy of Tribal hiring preference that requires us to give preference to members of the Tribe. Despite these limitations, our future success depends upon, among other things, our ability to attract and retain senior management and highly qualified employees.  Currently, approximately 90 percent of the employees at the Casino are not members of the Tribe. We compete with other potential employers for employees, and we may not succeed in hiring or retaining the executives and other employees that we may need, particularly due to the very small number of workers skilled in the gaming industry that reside in the immediate vicinity of our businesses.

We do not have employment agreements with any key executives or employees other than with our Chief Executive Officer and our Chief Financial Officer.  We do not maintain key-man life insurance policies for any of our executives.  A sudden loss or inability to replace key employees could have a material adverse effect on our financial condition and results of operation.

A recent federal court decision could lead to unionization in the tribal gaming industry.

A recent decision by the United States Court of Appeals for the District of Columbia upheld a finding by the National Labor Relations Board that the National Labor Relations Act is applicable to tribal casinos.  This decision could lead to unionization activities, which could adversely affect our operations.

The market data relied on by us may be inaccurate or incomplete and is subject to change.

We have based market data and other data provided herein with respect to the Casino and our market on information supplied by sources that we believe are reliable, such as independent industry publications, government publications, reports by market research firms or other published independent sources.  Some data are also based on our good faith estimates, which are derived from our review of internal surveys, as well as the independent sources listed above.  Although we believe that these sources are reliable, we have not independently verified this information, and the market data and information may not be accurate in all material respects.  Accordingly, you should not rely too greatly on this data.  The gaming market in California is subject to change, including changes in the number of facilities expanding, closing and opening, and changes in the size of these facilities.  For these and other reasons discussed herein, our estimates of our current and future market position and performance could prove to be materially inaccurate.

Energy price increases may adversely affect our costs of operations and our revenues.

Our Casino uses significant amounts of electricity, natural gas and other forms of energy.  While we have not experienced any shortages of energy to date, the recent substantial increases in the cost of energy in the United States could negatively impact our operating results.  In addition, energy price increases could result in a decline in disposable income of potential customers and a corresponding decrease in visitation to our gaming and hotel facilities, which could negatively impact our revenues.

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

BENEFIT OBLIGATIONS

On April 1, 2006, we became fully self-insured for our medical benefits plan coverage from $250 to $2,000 of medical benefit cost per covered person per year. Employees are responsible for the first $250 of medical benefit costs and 20% of the medical benefit costs from $250 to $2,000, while we are responsible for 80% of the medical benefit costs. Coverage above $2,000 is provided by a fully insured, high deductible medical benefits plan. We pay 100% of the medical benefits plan coverage cost for employees, and 50% of the coverage cost for dependents and domestic partners based on calculated premiums. Maximum coverage under the fully self-insured medical benefits plan is limited to $1,400 per covered person per year. All employees working an average of 60 hours per pay period are eligible for the medical benefits plan. Administration of the plan is provided by a third party under an administrative services agreement.

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

	December 31,	December 31,
	2007	2006

Claims Payable	$20,173	$16,406
Claims IBNR (Incurred but not reported)	43,454	41,122
Insurance premiums payable	—	—
Total Benefit Obiligations	$63,627	$57,528

Item 2. Properties.

Our Casino is located on the Tribe’s 75-acre reservation near Geyserville, located in the heart of the Alexander Valley in Sonoma County, California. We do not own the land on which our gaming business is located. The use of tribal land is provided to us free of rent by the Tribe. The United States government holds all the real property underlying our facility in trust for the benefit of the Tribe.

We made a distribution to the Tribe from the net proceeds of the Notes Offering to enable the Tribe to acquire and develop an approximately 18-acre parcel of land adjacent to the reservation (the “Dugan Property”). Title to the parcel will initially be held by the Tribe, although the Tribe is seeking to have the parcel taken into trust for the Tribe’s benefit. The Tribe has granted us access to any benefits the property may have for our Casino, including road access and water rights. As of December 31, 2007, we had $4.6 million remaining in an improvements account which was funded from proceeds from the Notes Offering to be used primarily to build an additional access road to the Tribe’s reservation through the Dugan Property. The Dugan Property may be subject to certain zoning, use, environmental and other restrictions, permits and processes under county and state law, including but not limited to certain agreements that have been made relative to the Dugan Property regarding agricultural use limitations and related property tax benefits. We have completed the initial planning on the road from the Dugan Property to the Tribe’s reservation.

Item 3. Legal Proceedings.

Runyan Litigation

On March 7, 2008, Norman Runyan, our former Chief Operations Officer, filed suit against us, the Casino and Mr. Harvey Hopkins, the Chairman of the Tribe and a member of our Board, in the Sonoma County Superior Court.  Mr. Runyan’s complaint asserts causes of actions for breach of contract, wrongful termination in violation of public policy, intentional interference with contract and intentional infliction of emotional distress. He seeks unspecified compensatory and punitive damages. Mr. Runyan alleges that he was wrongfully terminated from his employment because he opposed certain alleged actions on the part of the defendants, including contracts for construction work allegedly performed on the reservation by affiliates of the Tribe and Mr. Hopkins. Mr. Runyan claims that the work violated the Indenture and that Mr. Runyan was forced to resign from his employment in violation of public policy after protesting that the alleged work violated the Indenture, the Compact, and the Securities Exchange Act of 1934.  He also claims that the defendants unlawfully discriminated against him in connection with his status as a debtor under the Bankruptcy Code. We believe that Mr. Runyan’s lawsuit is based on erroneous information and is without merit, and we and the Tribe intend to vigorously defend against it.

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

The following table presents summary historical statements of revenues and expenses, balance sheet and other data for the periods presented and should be read in conjunction with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and the related notes thereto.  The three years ended December 31, 2007, 2006 and 2005 are all included elsewhere in this Form 10-K. The historical financial data for the years ended December 31, 2007, 2006 and 2005 have been derived from our audited historical financial statements included elsewhere in this report. The following table sets forth our statement of operations for the years ended December 31, 2007, 2006, 2005, 2004 and 2003.

STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN FUND DEFICIT

YEARS ENDED DECEMBER 31, 2007, 2006, 2005, 2004 AND 2003

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2004	2003 (d)
	(Dollars in thousands )
Statement of Revenues and Expenses:

Revenues

Casino	$145,714	$136,294	$132,831	$101,605	$65,446
Food, beverage & retail	7,516	6,244	6,920	4,959	2,848
Other	615	623	663	575	380

Gross revenues	153,845	143,161	140,414	107,139	68,674

Promotional allowance	(14,467)	(12,542)	(6,856)	(2,632)	(1,348)

Net revenues	139,378	130,619	133,558	104,507	67,325

Operating Expenses
Casino	23,376	20,454	19,187	16,909	10,961
Food, beverage & retail	4,640	5,997	6,311	4,516	3,089
Selling, general and administrative	43,979	39,903	46,174	39,009	28,044
Depreciation	11,801	11,503	11,012	6,390	4,391
Credit enhancement fee	11,349	8,079	7,669	5,112	1,435
Gaming commission and surveillance expense (a)	3,023	3,154	2,773	1,780	1,335
Compact revenue sharing trust fund	1,335	1,335	1,335	1,335	—

Total Operating expenses	99,502	90,425	94,461	75,050	51,504

Income from operations	39,876	40,194	39,097	29,458	15,821

Interest expense, net	(20,872)	(20,884)	(21,047)	(17,446)	(7,064)
Interest income	1,701	1,046	332	499	108
Gain (loss) on sale of assets	4	(126)	(104)	(63)	—
Other income (expense), net	1	(1)	(2)	(1)	(1)

Other expense-net	(19,166)	(19,965)	(20,821)	(17,011)	(6,956)

Income before distribution to the Tribe (b)	$20,710	$20,229	$18,276	$12,447	$8,865

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2004	2003 (a)
	(Dollars in Thousands)
Other Financial Data:
Net cash provided by operating activities	$65,215	$60,550	$55,749	$38,128	$26,545
Net cash provided by (used in) capital and related financing activities	$(40,505)	$(32,557)	$(45,870)	$(29,292)	$44,256
Net cash provided by investing activites	$1,701	$1,046	$332	$499	$108
Net cash used in non-capital financing activities	$(12,427)	$(14,140)	$(11,180)	$(7,613)	$(54,883)
EBITDA (c)	$53,383	$52,615	$50,335	$36,283	$20,321
Capital expenditures	$8,193	$4,475	$17,456	$57,741	$35,511
Ratio of earnings to fixed charges	1.95X	1.92X	1.83X	1.37X	1.87X
Total Assets	$184,504	$174,869	$167,678	$174,813	$170,180
Long term liabilities	$198,748	$198,500	$198,243	$197,823	$197,410
Distributions to Tribe	$12,427	$15,521	$11,180	$7,613	$54,883

The following table reconciles EBITDA and net cash provided by operating activities for the periods indicated:

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2004	2003 (a)
	(Dollars in Thousands)

Net cash provided by operating activities	$65,215	$60,550	$55,749	$38,128	$26,545
Increase (decrease) in accounts receivable	104	110	39	(53)	96
Increase (decrease) in inventories	(7)	1	(224)	233	145
Increase (decrease) in prepaid and other current assets	32	(32)	654	(109)	853
(Increase) decrease in accounts payable trade credit	(1,062)	(322)	1,220	2,787	(4,378)
(Increase) decrease in accrued liabilities	(1,256)	(533)	338	(27)	(800)
Gain (Loss) on sale of fixed assets	5	(126)	(104)	(63)	—
Interest income received	1,701	1,046	332	499	109
Credit enhancement fee	(11,349)	(8,079)	(7,669)	(5,112)	(2,249)

EBITDA (c)	$53,383	$52,615	$50,335	$36,283	$20,321

(a) Pursuant to the regulation, the tribal gaming agency (“TGA”) charged us a flat monthly fee of $324,395 to cover all operating expenses incurred by the TGA and surveillance, which are directly related and necessary to the regulation of our Casino. Following the end of each calendar quarter, the TGA must reconcile the monthly regulatory fee and actual operating expenses and make necessary adjustments.  As of July 1, 2005, the TGA and surveillance expenses are being recorded in Gaming Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Fund Balance.  TGA and surveillance expenses for the twelve months ended December 31, 2007, 2006 and 2005 were $3,023,303, $3,154,384 and $2,773,369, respectively.

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

 Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes beginning on page 48 of this Annual Report on Form 10-K, Item 6 — “Selected Financial Data” and Part I. Item 1. “Business.”

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

At the beginning of 2003, we started our infrastructure projects, including the excavation of a hillside and the construction of retaining walls. In April 2003, we began the design process for the three new parking structures. The parking structure portion of the expansion project was completed in two phases and our existing gaming facility remained open during construction. On October 29, 2004, we obtained a temporary certificate of occupancy to open the entire first parking structure for self and valet parking. On December 1, 2004, we received a certificate of substantial completion on the first parking structure. The second phase, which included our second and third parking structures with approximately 445 and approximately 470 spaces, respectively, opened on December 29, 2004. Since December 31, 2006, we have had enough parking spaces available to accommodate a total of approximately 1,584 customer parked vehicles.

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

•                  Contingencies – We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of December 31, 2007, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

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

Results of Operations

Quarterly Results of Operations

The following table sets forth unaudited quarterly operations data for each full quarter for the past three years. In our opinion, this data reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the data. The results of operations for any quarter are not necessarily indicative of the results of operations for a full year or any future period. Certain amounts from prior quarters have been reclassified to be consistent with our current presentation, i.e. surveillance costs are now included in Gaming commission expense.  We expect our quarterly operating results to vary significantly in future periods.

RIVER ROCK CASINO

STATEMENT OF REVENUES AND EXPENSES

2007, 2006 AND 2005 BY QUARTERS

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007	2006	2006	2006	2006	2005	2005	2005	2005

Statement of Revenues and Expenses:
Revenues
Casino	$37,462	$36,578	$36,215	$35,459	$35,717	$35,704	$32,352	$32,521	$33,604	$34,042	$34,158	$31,027
Food, beverage and retail	2,034	1,967	1,800	1,715	1,607	1,656	1,505	1,476	1,823	1,946	1,697	1,454
Other	144	151	161	160	169	156	145	153	155	159	168	181

Gross revenues	39,640	38,696	38,175	37,334	37,493	37,516	34,002	34,150	35,582	36,147	36,023	32,662
Promotional allowances	(4,163)	(3,671)	(3,403)	(3,230)	(3,121)	(3,954)	(2,940)	(2,526)	(2,495)	(2,147)	(1,438)	(777)

Net revenues	35,476	35,025	34,772	34,104	34,372	33,562	31,062	31,624	33,087	34,000	34,585	31,885

Operating Expenses
Casino	7,888	5,312	4,981	5,195	5,253	5,192	4,970	5,039	4,943	4,923	4,587	4,734
Food, beverage and retail	514	1,270	1,414	1,442	1,442	1,570	1,468	1,517	1,873	1,568	1,505	1,364
Selling, general and administrative	12,079	10,967	11,096	9,837	9,372	9,533	9,608	11,390	10,026	12,551	13,163	10,434
Depreciation	2,908	2,968	2,997	2,928	2,887	2,884	2,872	2,861	2,822	2,798	2,757	2,634
Credit enhancement fee	—	—	—	11,349	2,304	2,313	1,859	1,602	2,007	1,862	1,857	1,943
Gaming commission expense	780	748	820	675	1,033	673	726	723	1,258	623	356	537
Compact revenue sharing trust fund	334	333	333	334	334	333	334	334	334	334	334	333

Total operating expenses	24,503	21,598	21,641	31,760	22,625	22,498	21,837	23,466	23,263	24,659	24,559	21,979

Income from operations	10,973	13,427	13,131	2,344	11,747	11,064	9,225	8,158	9,824	9,341	10,026	9,906

Other expense - Net
Interest expense	(5,217)	(5,219)	(5,217)	(5,219)	(5,219)	(5,219)	(5,221)	(5,225)	(5,225)	(5,230)	(5,245)	(5,347)
Interest income	479	504	351	368	342	301	211	192	132	108	51	40
Gain (loss) on sale of assets	—	—	—	5	—	(85)	(37)	(3)	—	(70)	—	(34)
Other income (expense), net	—	2	—	—	—	(1)			—	(1)	—	—

Other Expense, Net	(4,739)	(4,713)	(4,867)	(4,846)	(4,877)	(5,004)	(5,047)	(5,036)	(5,093)	(5,193)	(5,194)	(5,341)

Income (loss) before distribution to the Tribe (a)	$6,234	$8,714	$8,264	$(2,502)	$6,870	$6,060	$4,178	$3,122	$4,731	$4,148	$4,832	$4,565

(a) Our financial statements are prepared in accordance with Governmental Accounting Standards Board (“GASB”) pronouncements. There are differences between financial statements prepared in accordance with GASB pronouncements and those prepared in accordance with Financial Accounting Standards Board (“FASB”) pronouncements. The Statements of Revenues, Expenses and Changes in Fund (deficit) Equity are a combined statement under GASB pronouncements. FASB pronouncements allow a statement of income or operations and a separate statement of owners’ or shareholders’ (deficit) equity, which is where distributions to owners would be presented under FASB pronouncements. The amount shown above as income (loss) before distributions to the Tribe would not be different if we followed all FASB pronouncements to determine net income and would be the most comparable amount to net income computed under FASB pronouncements. River Rock Entertainment Authority is a separate fund of the Tribe, a governmental entity, and, as such, there is no owners’ or shareholders’ (deficit) equity as traditionally represented under FASB pronouncements. The most comparable measure of owners’ (deficit) equity is presented on the River Rock Entertainment Authority balance sheet as fund (deficit) equity.

Results of Operations – Fiscal Years ended December 31, 2007 and 2006

Net Revenues. Net revenues for the fiscal year ended December 31, 2007 (“FY 2007”), increased by $8.8 million to $139.4 million, from $130.6 million for the fiscal year ended December 31, 2006 (“FY 2006”). The increase is attributed to improved access to our Casino in FY 2007 following the lack of accessibility to our casino due to the damage and resulting closure of the Geyserville Bridge in Geyserville, California from January 1, 2006 through August 18, 2006 (the “Geyserville Bridge Closure”). Approximately 96.2% of our net revenues, net of respective promotional allowances, were from gaming activities for FY 2007. We generated $118.9 million, or 85.3% of our net revenues, net of respective promotional allowances of $11.4 million, from gaming devices and $15.2 million, or 10.9% of our net revenues, net of respective promotional allowances of $0.2 million, from table games for FY 2007, compared to $111.4 million from gaming devices, or 85.3% of our net revenues, net of respective promotional allowances of $10.2 million, and $14.5 million, or 11.1% of our net revenues, net of respective promotional allowances of $0.2 million, from table games for FY 2006. Our win per slot machine per day increased to $207 in FY 2007 from $194 in FY 2006.

For FY 2007, we generated $7.5 million in food, beverage and retail sales, compared to $6.2 million, for FY 2006.  The increase is primarily due to improved access to our Casino in FY 2007 following the Geyserville Bridge Closure during the first eight months of 2006. The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Such allowances were $2.9 million and $2.3 million for FY 2007 and FY 2006, respectively.

Promotional Allowances. Promotional allowances for the FY 2007 were $14.5 million, or 10.4% of net revenues, compared to $12.5 million, or 9.7% of net revenues, for FY 2006. The increase in promotional allowances is attributable to the expanded use of e-coupons.  E-coupons cannot be cashed out and requires the patron to use their Players Club card.

Operating expenses. Operating expenses for FY 2007 were $99.5 million, or 71.4% of net revenues, compared to $90.4 million, or 69.2% of net revenues, for FY 2006. The increase in operating expenses is attributable to the increased costs associated with the early buy-out of the Credit Enhancement Fee and increased costs in selling, general and administrative expenses from changing advertising agencies and enhanced marketing and guest service initiatives.

Casino expense includes costs associated with our gaming operations and an allocation of food and beverage expense related to the costs of complimentary activities. Casino expense for FY 2007 increased to $23.4 million, or 17.4% of Casino revenues, from $20.5 million, or 16.2% of Casino revenues, for FY 2006, net of respective promotional allowances. The increase in Casino expense is attributable to an increase in labor costs in gaming operations and an increase in participation fees and commissions on wide area progressive slot machines.

Food, beverage and retail expense for FY 2007 was $4.6 million, or 99.5% of food, beverage and retail revenue, decreasing from $6.0 million, or 150.6% of food, beverage and retail revenue for FY 2006, net of respective promotional allowances. We have increased our retail prices to offset the use of promotional food and beverage as part of our marketing initiatives. Our food and beverage expense ratio is still significantly higher than industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

Selling, general and administrative expense for FY 2007 increased by $4.1 million to $44.0 million, or 31.6% of net revenues, from $39.9 million, or 30.5% of net revenues, for FY 2006, net of respective promotional allowances. The increase in selling, general and administrative expense is attributable to increases in payroll, increased advertising costs from restructuring the marketing department’s approach to focus more on direct marketing and the change in our advertising agency.  These efforts led to increased costs in television, radio and newsprint media as compared to 2006.

Depreciation expense for FY 2007 was $11.8 million compared to $11.5 million for FY 2006. Depreciation expense was computed using the straight-line method over the useful lives of property, plant and equipment. The increase in depreciation expense is due to the addition of depreciable assets.

Credit Enhancement Fee expense for FY 2007 was $11.3 million compared to $8.1 million for FY 2006.  We began paying the credit enhancement fee to DCC in June 2003. We had the right to terminate the Development Agreement by exercising a buy-out option  and did so on January 31, 2007.  Subsequently on March 2, 2007, we signed with DCC a mutual agreement to fix the amounts due to DCC in respect of such exercise to the sum of $11,350,000 less the amount paid after we exercised the buy-out option of $737,491. The net payment of $10,612,509 was made in March 2007 and was expensed in full in the three months ended March 31, 2007.

Gaming Commission and surveillance expenses for FY 2007 and FY 2006 were $3.0 million and $3.2 million, respectively.   The decrease is due to decreased costs and increased efficiencies from normalized operations in regulatory and surveillance.

Compact revenue sharing trust fund expense remained the same at $1.3 million for FY 2007 and 2006. Compact revenue sharing trust fund expense includes payments associated with operating 1,600 gaming devices. These fees became payable by the Tribe when we commenced operations in September 2002, and are based on the number of our gaming device licenses. Compact revenue sharing trust fund expense includes payments to the Revenue Sharing Trust Fund (“RSTF”) as required by our Compact with the State of California. The Tribe is obligated to remit certain fees to the California Gambling Control Commission on a quarterly basis for inclusion in the RSTF. The RSTF is for the benefit of tribes that have no or limited gaming. We pay these fees on behalf of the Tribe.

Income from operations. Income from operations for FY 2007 was $39.9 million, or 28.6% of net revenues, compared to $40.2 million, or 30.8% of net revenues, for FY 2006.

Other expense, net. Other expense, net for FY 2007 decreased to $19.2 million, or 13.8% of net revenues, from $20.0 million, or 15.3% of net revenues, for FY 2006.  Other expense, net included $1.7 million of interest income for FY 2007, compared to $1.0 million of interest income, for FY 2006.  No interest costs were capitalized in 2007.

Income before distributions to the Tribe. Income before distributions to the Tribe for FY 2007 increased by $0.5 million, to $20.7 million, or 14.9% of net revenues, from $20.2 million, or 15.5% of net revenues, for FY 2006.

Results of Operations – Fiscal Years ended December 31, 2006 and 2005

Net Revenues. Net revenues for the fiscal year ended December 31, 2006 (“FY 2006”), decreased by $3.0 million to $130.6 million, from $133.6 million, for the fiscal year ended December 31, 2005 (“FY 2005”). The decrease is attributed to the lack of accessibility to our casino due to the damage and resulting closure of the Geyserville Bridge in Geyserville, California from January 1, 2006 through August 18, 2006 (the “Geyserville Bridge Closure”). Approximately 96.4% of our net revenues, net of respective promotional allowances, were from gaming activities for FY 2006. We generated $111.4 million, or 85.3% of our net revenues, net of respective promotional allowances of $10.2 million, from gaming devices and $14.5 million, or 11.1% of our net revenues, net of respective promotional allowances of $0.2 million, from table games for FY 2006, compared to $114.3 million from gaming devices, or 85.6% of our net revenues, net of respective promotional allowances of $4.0 million, and $14.4 million, or 10.8% of our net revenues, net of respective promotional allowances of $0.1 million, from table games for FY 2005. Our win per slot machine per day decreased to $194 in FY 2006 from $196 in FY 2005.

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

Promotional Allowances. Promotional allowances for the FY 2006 were $12.5 million, or 9.7% of net revenues, compared to $6.9 million, or 5.1% of net revenues, for FY 2005. The increase in promotional allowances is attributable to the expanded use of E-coupons.  E-coupons cannot be cashed out and requires the patron to use their Players Club card.  We implemented E-coupon technology when it became available in late 2005.

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

Food, beverage and retail expense for FY 2006 was $6.0 million, or 150.6% of food, beverage and retail revenue, decreasing from $6.3 million, or 154.1% of food, beverage and retail revenue for FY 2005, net of respective promotional allowances. We have increased our use of promotional food and beverage as part of our marketing initiatives. Our food and beverage expense ratio is still significantly higher than industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

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

We began paying the credit enhancement fee to DCC in June 2003. The credit enhancement fee was $8.1 million, or 6.2% of net revenues for FY 2006, compared to $7.7 million, or 5.7% of net revenues, for FY 2005. The increase is directly attributable to our improved operating results.

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

Income from operations. Income from operations for FY 2006 was $40.2 million, or 30.8% of net revenues, compared to $39.1 million, or 29.3% of net revenues, for FY 2005.

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

Construction of our Casino and infrastructure improvements commenced on April 1, 2002. The first portion of our gaming facility was completed in September 2002. As of December 31, 2007, we had spent approximately $159.2 million on the planning, development and construction of our gaming facility, infrastructure and furniture, fixtures and equipment, excluding the expansion project. We financed the development with borrowings and development advances.

As of December 31, 2007, we spent $1.1 million on the development of land adjacent to the Tribe’s reservation (the “Dugan Property”) which is expected to include an additional access road to our Casino. We have $4.6 million remaining in a restricted account funded from the proceeds of our Notes Offering for the development of the Dugan Property.

Our capital expenditures for FY 2007 and 2006 were $8.2 million and $4.5 million, respectively. The increase in 2007 is attributable to the preliminary work completed and reimbursed to the Tribe for master plan development cost for our proposed expansion project and infrastructure improvements.

As of December 31, 2007, we had cash and cash equivalents net of $46.5 million, as compared to $32.5 million, as of December 31, 2006. As of December 31, 2007, we had restricted cash of $7.3 million, as compared to $7.2 million, as of December 31, 2006. Our principal source of liquidity for uses other than our expansion project during FY 2007 consisted of cash flow from operating activities.

Net cash provided by operating activities for FY 2007 was $65.2 million, an increase of $4.6 million, from $60.6 million, for FY 2006. The increase in our net cash provided by operations is a result of improved performance of our Casino in FY 2007. Net cash provided by operating activities for FY 2006 increased by $4.9 million, from $55.7 million, for FY 2005.

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

Net cash used in capital and related financing activities for FY 2007 was $40.5 million, compared to $32.6 million for FY 2006. Cash flow used in capital and related financing activities was primarily for the purchase of property and equipment, credit enhancement fee and interest paid on the Notes.  The primary increase is attributable to the exercise by us of the buy-out option on the Credit Enhancement Fee in March 2007 which increased cash used in capital and related financing activities by $4.1 million.

Net cash used in non-capital financing activities for FY 2007 was $12.4 million, a decrease of $1.7 million from $14.1 million, for FY 2006.  Net cash used in non-capital financing activities consisted of distributions to the Tribe in the amount of $12.4 million.

We believe that existing cash balances, cash from operations, as well as permitted disbursements from our restricted cash escrow accounts will provide adequate funds for our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future. However, our ability to fund our operations, make planned capital expenditures, make scheduled debt payments and refinance our indebtedness depends on our future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Additionally, the Indenture limits our ability to incur additional indebtedness. See Item 1 – “Business – Material Agreements – The Notes and the Related Indenture.”

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

The Tribe has incurred expenses on our behalf that relate to the master planning of the proposed resort and Tribal infrastructure that benefit us. Total expenses incurred and subsequently reimbursed to the Tribe for the years ended December 31, 2007 were $4.6 million.

The Tribe has incurred an additional $5.6 million in costs relating to the master planning of the proposed resort. While the Tribe has not made any request to us for reimbursement of such amount, it may request reimbursement from us in the future.  While we have no obligation to pay such amounts when requested, and any such reimbursement would need to be approved by management and our Board of Directors, there is a possibility that such request for reimbursement may be made by the Tribe. Prior to making any reimbursement payment, we will consider various factors, including, but not limited to, whether the costs incurred were actually related to the master planning, whether such costs are beneficial to our gaming business and expansion plans, the reasonableness of such costs, the availability of cash and whether the reimbursement payment is in compliance with the covenants in the Indenture for the Outstanding Notes.

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”) that will, among other things, settle several long-standing legal disputes between Sonoma County and the Tribe and provide a binding framework for resolving future disputes.  We believe the MOA will have significant positive impacts on the future conduct of our business and our and the Tribe’s ability to develop our expansions plans and construct our proposed hotel and casino resort.  Pursuant to the MOA, the Tribe has agreed to pay the County up to $75 million in mitigation fees over the next 12 years to offset impacts of the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and are intended to support the services being provided by the County.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in the County. Such in lieu fees could total as much as $25 million during the term of the MOA.  It is currently unclear to us what, if any, amounts we will be requested to pay to the Tribe to fund its obligations pursuant to the MOA.

Contractual Obligations as of December 31, 2007

The following table summarizes our contractual obligations and commitments as of December 31, 2007:

	Total	1 year	1-3 years	3-5 years
Long-term debt obligations (a)	$200,015,306	$7,992	$7,314	$200,000,000
Capital lease and other obligations	238,293	205,181	33,112	—
Operating lease obligations	1,047,143	242,183	455,730	349,230

Total obligations (b)	$201,300,742	$455,356	$496,156	$200,349,230

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

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”) that will, among other things, settle several long-standing legal disputes between Sonoma County and the Tribe and provide a binding framework for resolving future disputes.

In a related action, the Alexander Valley Association (“AVA”), a local business and residents association which has long opposed the Tribe’s gaming project and objected to the issuance to it of a liquor license, agreed to withdraw its objections to the license and has persuaded its members and a number of other protestors to do likewise.  In light of those withdrawals (and a similar agreement in the MOA requiring the County also to withdraw its objection), and with the support of both the County and AVA, the Tribe is now seeking to expedite issuance of an alcohol license. Under the MOA, the Tribe agreed to restrict the sale of alcohol to only wine and beer between the hours of 10 a.m. and 5 p.m. on weekdays, and to stop serving alcohol altogether at midnight except for Friday and Saturday nights and the nights before holidays. The restrictions may be renegotiated following the first to occur of three years or the opening of a hotel, which is projected to occur within the next 2 to 3 years.

In addition, the MOA commits the County Sheriff’s Department and Fire Marshall to providing public safety and fire services to the Casino and the Tribe’s future gaming projects on the Rancheria, provides detailed agreements on off reservation impact mitigation measures, and permits the Tribe’s application to take the Dugan Property into trust, which has already been approved by the Department of the Interior (“DOI”) but was appealed by the DOI, to move forward without further County opposition.

The Tribe has agreed to pay the County up to $75 million in mitigation fees over the next 12 years to offset impacts of the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and are intended to support the services being provided by the County.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in the County. Such in lieu fees could total as much as $25 million during the term of the MOA.

We believe the MOA will have significant positive impacts on the future conduct of our business and our and the Tribe’s ability to develop our expansions plans and construct our proposed hotel and casino resort.

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

Through December 31, 2007, we had not invested in derivative or foreign currency-based financial instruments. Additionally, we primarily have fixed rate debt. As such, we do not believe we have material exposure to market risk.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and notes thereto, referred to in Item 15(A) (1) of this Form 10-K, are filed as part of this report and appear in this Form 10-K beginning on page 48.

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

As of the end of the period covered by this Annual Report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of December 31, 2007.  Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.   In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007:

1.               There is a strong reliance on the external auditors to review and adjust the quarterly and annual financial statements, to monitor new accounting principles, and to ensure compliance with SEC disclosure requirements.

2.               The Tribe contracts and pays for material capital expenditures and other Tribal department expenses on our behalf.  The Tribe submits invoices to us for reimbursement of these costs.  The signing officials (CEO and CFO) have no visibility to the specific nature of the capital expenditures or Tribal department expenses being presented for reimbursement on invoices from the Tribe.  Supporting documentation for the invoices is not subsequently furnished with the invoice to the signing officials, and as such, the signers cannot ensure that a material error or omission to Construction in Progress (“CIP”) or expense accounts would be discovered on a timely basis.

3.               Subsequent to the completion of our annual financial statement review process, a computational error was discovered in the National Progressive Slot accruals and related fees.  The initial internal control procedures did not detect an error in the percentage breakdown between the progressive slot accruals included with net revenue and related progressive slot fees that should have been classified as an operating expense to the Casino Expenses balance.  An audit adjustment was recorded as part of our close process to properly reflect such activity.

4.               We did not maintain effective policies and procedures related to fixed assets.  In addition, we do not have a formal procedure for assessing potential asset impairments.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on the Internal Control—Integrated Framework issued by COSO.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We have engaged in, and continue to engage in, substantial efforts to address the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures.  We are in the process of remediating these material weaknesses through the following actions:

1.               Management intends to decrease its reliance on the external auditors by subscribing to a service that provides regular updates and research capabilities related to SEC and accounting pronouncements, and where needed, hiring external consultants with appropriate SEC and GAAP expertise to assist in financial statement review, filing of SEC reports, policy and procedure compilation assistance and other related advisory services.  Going forward, we will be implementing the use of a disclosure checklist to ensure completeness of our disclosures.

2.               To gain increased visibility for the signing officials to inter-governmental Tribal capital projects and expenses, management will plan regular meetings with the CFO of the Tribe to ensure good communication is maintained between us and the Tribe.  The purpose of these meetings will be to gather all data necessary to gain the understanding necessary to account properly for Construction in Progress and inter-governmental expenses prior to the commencement of a contract with a selected vendor for CIP projects and prior to our quarterly or annual closing process.  Management also plans to hire a Project Monitor that will work directly with Construction in Progress vendors to monitor actual project costs as compared to budget and to estimate future costs in order to ensure completeness of accrued liabilities.

3.               To ensure reconciliations of significant accounts are performed at a level that will appropriately identify errors, such as the progressive slot classification error that was referenced above, the Controller is compiling a detailed closing checklist.  The checklist will provide detailed steps required to ensure account reconciliations are performed completely and accurately at the close of quarterly and annual filing periods.  Finance and Accounting employees reviewing reconciliations will be required to sign each step as evidence of the completion of their review.

4.               Management plans to hire an employee with experience in accounting for fixed assets to develop fixed asset policies and procedures, including the fixed asset impairment review procedures discussed above, and add needed support to our finance staff to ensure fixed asset accounts are reconciled and reviewed in a timely manner and at a detailed level to ensure completeness and accuracy.

The foregoing initiatives will enable us to improve our internal controls over financial reporting.  Management is committed to continuing efforts aimed at fully achieving an operationally effective system of internal controls.  The remediation efforts noted above are subject to our internal control assessment, testing and evaluation process.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

We were formed in 2003 as an unincorporated instrumentality of the Tribe. We are governed by a five-member Board of Directors consisting of the same five members as those of the Tribe’s Board of Directors. The Tribe’s Board of Directors is elected biennially by the Tribal Council (the approximately 548 voting members of the Tribe), and includes a Chairperson, a Vice Chairperson, a Secretary-Treasurer and two members-at-large. The Secretary-Treasurer position has been vacant since December 12, 2006. Our last election took place on October 7, 2006.  The members of our Board of Directors will serve for so long as they serve on the Tribe’s Board of Directors.

Our Board of Directors

The table below sets forth information about the current members of our Board of Directors:

Name	Age	Position(s) Held

Betty Arterberry	61	Chairperson
Margie Rojes	61	Vice Chairperson
Harvey Hopkins	59	Member
Augusto “Gus” Pina	64	Member
Gabriel Nevarez	44	Member

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

Harvey Hopkins has served as Chairperson of the Tribe’s Board of Directors since November 20, 2004.  Mr. Hopkins served as our Chairperson from November 20, 2004 to July 14, 2006. Mr. Hopkins began a professional career in construction in 1970 and has been a licensed excavating contractor for 29 years.  He grew up in Santa Rosa, California, and has been a lifelong member of the Dry Creek Rancheria.  He and his wife have also been in the trucking business for the last 16 years and currently own American Indian Management Inc. Trucking Company.  Additionally, Mr. Hopkins worked for American Civil Constructors West Coast for the past 15 years.

Augusto “Gus” Pina has served as a member of our Board of Directors since November 20, 2004. Mr. Pina retired as vice president of the Santa Rosa office of Bank of the West. Prior to joining Bank of the West in 1992, Mr. Pina served in various managerial positions at Crocker Bank and Bank of America. Mr. Pina was honorably discharged from the US Navy in 1964. Except during his service to the US Navy, Mr. Pina has lived in Sonoma County his entire life. He has been a member of Rotary International, Cotati Planning Commissioner, Cotati Chamber President, former board member of KRCB channel 22 and a former member of the Petaluma Boys & Girls Club.

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

Executive Officers

The table below sets forth information about certain key executive officers as of December 31, 2007.

Name	Age	Position(s) Held
Shawn S. Smyth	59	Chief Executive Officer; General Manager
Joseph R. Callahan	55	Chief Financial Officer
Anthony J. Averitt	51	Marketing Manager
Willam D. Carnahan	63	Slot Manager

Set forth below is a brief description of the business experience of our key executive officers. The following descriptions for our officers include employment by River Rock Casino as our predecessor.

Shawn S. Smyth has been our Chief Executive Officer and General Manager since April 13, 2006.  Mr. Smyth has more than 26 years experience in the gaming industry. He has been responsible for developing, enhancing and expanding operations at several Native American properties. Most recently, he was the General Manager of Paradise Casinos in Yuma, Arizona, where he oversaw a Tribal property containing two adjacent casinos. Prior to that, he was Chief Executive Officer of the Seven Feathers Hotel and Casino Resort in Canyonville, Oregon, where he was responsible for daily operations, strategic planning and master plan development. His previous experience also includes 15 years as the Chief Executive Officer of Carson Valley Inn Properties in Minden, Nevada.

Joseph R. Callahan has been our Chief Financial Officer since August 8, 2007.  Mr. Callahan has a diverse Casino Executive background in Finance and Accounting, Hotel, Food and Beverage and Gaming Operations. Most recently, Mr. Callahan worked for Fantasy Springs Casino in Indio, California where he had been the Director of Accounting and Finance since 2005.  Prior to that he spent 5 years with Mohegan Sun where he was Finance Director specializing in Strategic Planning and Analysis and Labor and Productivity.  Mr. Callahan has also spent several years working for Station Casinos in Las Vegas, Nevada as an Analyst, Finance Director and also Director of Hotel Operations.  In 1994, Colonel Callahan retired from the U.S. Air Force after 20 years of service.

Anthony J. Averitt has been our Marketing Manager since August 2002.  Mr. Averitt has more than 13 years of gaming experience and is responsible for the establishment and development of our gaming facility’s marketing department, and all our marketing policies and procedures. Prior to his employment at our gaming facility, Mr. Averitt was the Marketing Director for Casino Arizona in Scottsdale, Arizona from 1998 through 2002.  Mr. Averitt helped develop three casinos for the Salt River Pima – Maricopa Indian community, and formulated and managed the marketing, advertising and guest service departments.

William D. Carnahan has been our Slot Manager since September 2002. With over 31 years of slot experience, Mr. Carnahan has helped design slot floor layouts and been in charge of slot installation. Prior to his employment at our gaming facility, Mr. Carnahan served as Director of Slot Operations for Casino of the Sun and Casino Del Sol in Tucson, Arizona, where he was responsible for the daily operation of both casino floors. Mr. Carnahan helped design the slot floor layout and machine selection of Casino Del Sol and was responsible for the installation of machines, slot systems and progressive systems for phase one of the development of Casino Del Sol. Mr. Carnahan was employed at Cliff Castle Casino in Camp Verde, Arizona as slot repair supervisor from 1995 to 1996, and slot manager from 1996 to 2000.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, including our Chief Executive Officer and Chief Financial Officer. Our code of ethics is available on our website at www.riverrockcasino.com under “Contact Us/Investor Relations/Corporate Governance.” We will provide a copy of our code of ethics to any person upon request in writing to us at our address.

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

We believe that the compensation of our officers should reflect their success as an individual and as a management team, in attaining key operating objectives, such as growth of revenues and operating earnings. We believe that the performance of the officers in managing our company, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation. In setting our officers’ compensation, we intend to be competitive with other gaming companies. Our discretionary cash bonuses are an important element of our ability to recruit and retain talented employees and reward achievement since we do not pay any equity-based compensation.

Overview of Compensation and Process

In lieu of a compensation committee, our Board of Directors acts as a whole to make determinations regarding compensation of our executive officers. Elements of compensation for our executives include: salary, incentive bonus, and benefits such as health, disability, life insurance and perquisites. Base salaries for our non-contracted executives and discretionary bonuses for all executives are set for our officers annually by the Board of Directors.

As part of its annual review of officer compensation, our Board of Directors takes into account each officer’s total compensation from prior years, as well as information contained in compensation surveys. After reviewing the above factors, our Board of Directors makes the ultimate compensation determinations.  Compensation determinations relating to incentive bonuses to our Chief Executive Officer, Chief Operations Officer and Chief Financial Officer, as well as base compensation, are determined solely by our Board of Directors.

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

In addition to wages, the Authority provides all employees including executives with 401(k) match at 100% up to 5% of gross annual pay, paid medical, dental, vision, chiropractic, acupuncture and life insurance.  The Authority also provides insurance for dependents while paying for 50% of employee dependent premiums.

Overview of Director Compensation and Procedures

We review the level of compensation of our directors on an annual basis. To determine how appropriate the current level of compensation for our directors is, we have historically obtained data from a number of different sources such as salary surveys and industry standards.

Retention Agreements

We do not have individual retention agreements with any employee except for severance arrangements with our Chief Executive Officer and Chief Financial Officer contained in their respective employment contracts that are discussed in Item 11 under “Employment Agreements.”

  Compensation Committee Interlocks and Insider Participation

No member of the Board of Directors has served as one of our officers or employees at any time. None of our executive officers serve as a member of the Board of Directors of any other company that has an executive officer serving as a member of our Board.

Board of Directors Report

Our Board of Directors has reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussions with management, the Board of Directors has approved the Compensation Discussion and Analysis and it is to be included in our Annual Report on Form 10-K for 2007. This report is provided by our full Board of Directors:

Betty Arterberry, Chairperson

Margie Rojes, Vice Chairperson

Harvey Hopkins, Member

Gus Pina, Member

Gabe Nevarez, Member

Executive Officers

The following table provides summary information concerning compensation of our Chief Executive Officer, former Chief Operations Officer, Chief Financial Officer and our two most highly compensated executive officers for each of our fiscal years ended December 31, 2007, 2006 and 2005:

Name and Principal Position	Year	Salary	Bonus (a)	Other Compensation (b)	Total

Shawn S. Smyth (c)	2007	$324,038	$51,500	$18,753	$394,291
Chief Executive Officer	2006	182,692	—	10,393	193,085
	2005	—	—	—	—

Norman Runyan	2007	$380,265	$66,875	13,910	$461,050
Chief Operations Officer (d)	2006	263,317	62,500	13,467	339,284
	2005	240,973	58,320	7,386	306,679

David B. Wolfe	2007	$56,438	$—	1,865	$58,303
Chief Financial Officer (e)	2006	66,807	11,250	1,975	80,032
	2005	—	—	—	—

Joseph R. Callahan	2007	$78,346	$19,587	2,182	$100,115
Chief Financial Officer (f)	2006	—	—	—	—
	2005	—	—	—	—

Anthony J. Averitt	2007	$179,357	$26,434	7,658	$213,449
Marketing Manager	2006	181,651	19,063	13,075	213,789
	2005	160,267	23,751	8,675	192,693

William D. Carnahan	2007	$151,650	$22,789	8,723	$183,162
Slot Manager	2006	151,289	21,704	7,512	180,505
	2005	136,875	20,304	10,703	167,882

(a)  Dollar amounts for bonuses are not guaranteed and represent the maximum amount that the principal officer may receive.

(b)  “Other Compensation” includes medical, dental, vision and other health benefits provided.

(c)  Shawn S. Smyth began serving as our Chief Executive Officer in April 2006.

(d)  Norman Runyan, our former Chief Operations Officer, served until his resignation on November 14, 2007.  This position was vacant as of December 31, 2007.

(e)  David B. Wolfe, our former Chief Financial Officer, served until his resignation on April 11, 2007.

(f)  Joseph R. Callahan began serving as our Chief Financial Officer as of August 8, 2007.

Employment Agreements

We amended an employment agreement with Mr. Shawn Smyth on July 30, 2007 to continue to serve as our Chief Executive Officer. This three year amendment to the original employment agreement commenced as of July 30, 2007, and provides Mr. Smyth a base annual salary of $300,000 and a discretionary bonus, as determined by our Board, of not more than 25% of his annual salary based on various criteria.  If Mr. Smyth’s employment is terminated for other reasons set forth in the employment agreement including death or disability, Mr. Smyth will be entitled to his salary for three months.  Either party may terminate the agreement with a 90 day written notice.

We entered into an employment agreement with Mr. Joseph R. Callahan on October 17, 2007 effective as of August 8, 2007 to serve as our Chief Financial Officer. This three year employment agreement commenced on August 8, 2007, and provides Mr. Callahan an annual salary of $225,000 and a discretionary bonus, as determined by our Board, of not more than 25% of his annual salary based on various criteria.  If Mr. Callahan’s employment is terminated for other reasons set forth in the employment agreement including death or disability, Mr. Callahan will be entitled to his salary for three months.  Either party may terminate the agreement with a 30 day written notice.

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

Compensation of Our Board

We are governed by a five-member Board of Directors consisting of the same five members as those of the Tribe’s Board of Directors. The Tribe compensates members of each Board of Directors for the services they render. In 2006, we reimbursed the Tribe for 50% of the total compensation of the Board members reflecting an estimate of the total time allocable to Authority Board matters. In 2007, we reimbursed the Tribe for 50% of the total compensation of the Board members. The members of the Board of Directors received the following amounts for their service as members of the Tribe’s Board of Directors and as members of the Authority’s Board of Directors for the fiscal year 2007:

Name	Title	Fees Paid in Cash	All Other Compensation	Total
Betty Arterberry	Chairperson	$70,000	$—	$70,000
Margie Rojes	Vice Chairperson	60,000	—	60,000
Harvey Hopkins (a)	Board Member	100,000	—	100,000
Gus Pina	Board Member	40,000	—	40,000
Gabe Nevarez	Board Member	40,000	—	40,000

(a)          Mr. Hopkins is Chairman of the Board of Directors of the Tribe.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

We have no outstanding equity securities.

Item 13. Certain Relationships and Related Transactions.

Distributions to the Tribe were $12.4 million, $15.5 million and $11.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Under the Indenture, we currently are restricted from making payments to the Tribe other than payments specifically permitted by our Indenture.

The Tribe has incurred expenses on behalf of the Authority that relate to the master planning of the proposed resort and Tribal infrastructure that benefit the Authority.  Total expenses incurred and subsequently reimbursed to the Tribe for the twelve months ended December 31, 2007 were $4.6 million.  No amounts were incurred or reimbursed in 2006 or 2005.

The Tribe has incurred an additional $5.6 million in costs relating to the master planning of the proposed resort. While the Tribe has not made any request to us for reimbursement of such amount, it may request reimbursement from us in the future.  While we have no obligation to pay such amounts when requested and any such reimbursement would need to be approved by management and our Board of Directors, there is a possibility that such request for reimbursement may be made by the Tribe. Prior to making any reimbursement payment, we will consider various factors, including, but not limited to, whether the costs incurred were actually related to the master planning, whether such costs are beneficial to our gaming business and expansion plans, the reasonableness of such costs, the availability of cash and whether the reimbursement payment is in compliance with the covenants in the Indenture for the Outstanding Notes.

The Tribe has, or currently intends to, enter into contracts with various design, engineering and testing consultants to perform geotechnical engineering, geological services, civil engineering, traffic planning and engineering services, wastewater disposal evaluation and geotechnical investigation services, land surveying and civil engineering design services, landscape architectural design services, construction testing and inspecting services that will benefit the Casino. We intend to make payments under these contracts on behalf of the Tribe. Through December 31, 2007, we have made payments of approximately $9.6 million pursuant to such design, engineering and testing contracts.

The Tribe enacted a tribal gaming ordinance in April 1997, which, among other matters, created and established the TGA as a governmental subdivision of the Tribe. The TGA is responsible for the regulation of all gaming activities conducted by the Tribe or us on tribal lands. We pay for various expenses of the TGA (gaming commission expense), surveillance, plant operations, human resources, and as of May 8, 2006, purchasing and warehouse. All of these departments are operated by the Tribe. These expenses include but are not limited to payroll and related expenses, legal and other operational expenses.   These expenses were $7.2 million for FY 2007, $6.2 million for FY 2006 and $4.7 million for FY 2005.

The Tribe is obligated to remit certain fees to the CGCC on a quarterly basis for inclusion in the RSTF. The RSTF is for the benefit of tribes in California that have no or limited gaming. We pay these fees on behalf of the Tribe. Compact revenue sharing trust fund expense remained the same at $1.3 million for FY 2007 and FY 2006. Compact revenue sharing trust fund expense includes payments associated with operating 1,600 gaming devices. These fees became payable by the Tribe when we commenced operations in September 2002, and are based on the number of our gaming device licenses. Compact revenue sharing trust fund expense includes payments to the RSTF as required by our Compact with the State of California.

We have pledged a cash gift, on behalf of the Tribe, to the Geyserville Unified School District in the amount of $1.2 million, to be provided in equal parts during each of the 2003 through 2007 school years. The cash donation to the school district is a gift and not part of any revenue sharing agreement with state or local government.  On July 1, 2007 the Tribe and the Authority amended the $1.2 million dollar pledge to continue through December 31, 2007, which increased the total pledge to by $150,000 to $1.4 million.  The amended amount was paid equally by the Tribe and the Authority and as of December 31, 2007 the entire pledge of $1.4 million has been satisfied.

Pursuant to the MOA, the Tribe has agreed to pay the County up to $75 million in mitigation fees over the next 12 years to offset impacts of the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and are intended to support the services being provided by the County.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in the County. Such in lieu fees could total as much as $25 million during the term of the MOA.  It is currently unclear to us what, if any, amounts we will be requested to pay to the Tribe to fund its obligations pursuant to the MOA.

Item 14.  Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed for professional services rendered by Deloitte & Touche LLP, for the audit of our annual financial statements for FY 2007 and FY 2006 and the aggregate fees billed for audit-related services and all other services rendered by Deloitte & Touche LLP for FY 2007 and FY 2006.

	Fiscal Year 2007	Fiscal Year 2006

Audit Fees	$317,376	$256,597
Audit-Related Fees	—	—
All Other Fees	55,191	24,500

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

A. Financial Statements

(a) Documents filed as part of this report.

1. The following financial statements of the Authority and the Report of Deloitte & Touche LLP, independent registered public accounting firm, appear on pages 53 through 67 of this Form 10-K and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Balance Sheets of the River Rock Entertainment Authority as of December 31, 2007 and 2006

Statements of Revenues, Expenses and Changes in Fund Deficit for the Years Ended December 31, 2007, 2006 and 2005

Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Financial Statements for the Years Ended December 31, 2007, 2006 and 2005

2. List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of exhibits required by Item 601 of Regulation S-K. See part (B.) below.

(b) Reports on Form 8-K. The following current reports were filed on Form 8-K for the year ended December 31, 2007:

Current Report on Form 8-K filed on February 5, 2007

Current Report on Form 8-K filed on March 7, 2007

Current Report on Form 8-K filed on April 12, 2007

Current Report on Form 8-K filed on June 28, 2007

Current Report on Form 8-K filed on August 2, 2007

Current Report on Form 8-K filed on August 9, 2007

Current Report on Form 8-K filed on October 23, 2007

Current Report on Form 8-K filed on November 20, 2007

B. Exhibits.

The exhibits to this Form 10-K are listed on the exhibit index, which appears elsewhere herein and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1

Dry Creek Rancheria Band of Pomo Indians Ordinance No. 03-10-25-003 setting forth the River Rock Entertainment Authority Act of 2003 (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4 (the “Form S-4”), filed with the SEC on May 5, 2004 (SEC File No. 333-115186), and incorporated by reference herein)

3.2

Dry Creek Rancheria Band of Pomo Indians Tribal Council Resolution No. 03-10-25-002 (the River Rock Entertainment Authority and Bond Resolution Act) approving, among other things, creation of the River Rock Entertainment Authority (filed as Exhibit 3.2 to the Authority’s Registration Statement on Form S-4, filed with the SEC on May 5, 2004) (SEC File No. 333-115186), and incorporated by reference herein)

3.3

Dry Creek Rancheria Band of Pomo Indians Ordinance No. 97-08-04, as amended October 25, 2003, authorizing and regulating gaming on the Dry Creek Band of Pomo Indians Rancheria (filed as Exhibit 3.3 to the Form S-4, and incorporated by reference herein)

4.1

Indenture, dated as of November 7, 2003, by and among the Authority, the Tribe and U.S. Bank National Association, as trustee (the “Trustee”), together with the Exhibits attached thereto (filed as Exhibit 4.1 to the Form S-4, and incorporated by reference herein)

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

10.13

Fifth Amendment to Development and Loan Agreement, dated as of October 9, 2003 by and between the Tribe and Dry Creek Casino, LLC (filed as Exhibit 10.13 to the Form S-4, and incorporated by reference herein)

10.14

Sixth Amendment to Development and Loan Agreement, dated as of November 7, 2003, by and between the Authority and Dry Creek Casino, LLC (filed as Exhibit 10.14 to the Form S-4, and incorporated by reference herein)

10.15

Employment Agreement, dated as of April 17, 2006, by and between the Tribe and Shawn S. Smyth (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on April 19, 2006, and incorporated by reference herein)

10.16

Employment Agreement, dated as of October 14, 2005, by and between the Tribe and Norman Runyan (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on November 14, 2005, and incorporated by reference herein)

10.17

Employment Agreement, dated as of August 8, 2007, by and between the Authority and Joseph R. Callahan (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on October 23, 2007, and incorporated by reference herein).

10.18	Agreement, dated as of April 1, 2004, by and between the Authority and Swinerton Builders (filed as Exhibit 10.19 to the Form S-4, and incorporated by reference herein)

10.19	Lease Agreement, dated as of May 30, 2002, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.20 to the Form S-4, and incorporated by reference herein)

10.20

Amendment No. 1 to Lease Agreement, dated as of February 26, 2004, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.21 to the Form S-4, and incorporated by reference herein)

10.21

Amendment No. 2 to Lease Agreement, dated as of August 29, 2005, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.20 to the Form 10-K filed with the SEC on April 17, 2007, and incorporated by reference herein)

10.22	Memorandum of Agreement between the Dry Creek Rancheria Band of Pomo Indians and the County of Sonoma, California, together with exhibits thereto (filed herewith as Exhibit 10.22)

12.1	Statement of Calculation of Ratio of Earnings to Fixed Charges (filed herewith as Exhibit 12.1)

14.1	Code of Ethics (filed as Exhibit 14.1 to the Form 10-K filed with the SEC on March 30, 2006, and incorporated herein by reference)

31.1	Certification by Shawn S. Smyth, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Joseph R. Callahan, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

32.1*	Certification by Shawn S. Smyth, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification by Joseph R. Callahan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of River Rock Entertainment Authority

We have audited the accompanying balance sheets of the River Rock Entertainment Authority (the “Authority”), a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians (the “Tribe”), as of December 31, 2007 and 2006, and the related statements of revenues, expenses and changes in fund deficit and of cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Authority’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the River Rock Entertainment Authority as of December 31, 2007 and 2006, and the revenues and expenditures and changes in fund deficit and the cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

River Rock Entertainment Authority is an unincorporated instrumentality of the Tribe and is not a separate legal entity. These financial statements reflect the financial position of the River Rock Entertainment Authority, its revenues and expenditures and changes in net assets and its cash flows and do not purport to represent the financial position and activity of the Tribe as a whole.

/s/ Deloitte & Touche LLP

San Francisco, CA
April 14, 2008

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	December 31, 2007	December 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$46,533,389	$32,549,001
Restricted cash-current	466,517	467,997
Accounts receivable	307,386	203,555
Inventories	153,215	160,601
Prepaid expenses and other current assets	1,427,891	1,396,289

Total current assets	48,888,398	34,777,443

RESTRICTED CASH - net of current	6,868,956	6,780,256

PROPERTY AND EQUIPMENT:
Buildings and building improvements	129,642,521	129,245,481
Furniture, fixtures and equipment	29,969,430	27,110,280

Accumulated depreciation	(44,460,665)	(32,696,126)
Construction in progress	9,256,830	4,385,195

Property and equipment-net	124,408,116	128,044,830

DEPOSITS AND OTHER ASSETS	4,339,002	5,266,658

TOTAL ASSETS	$184,504,472	$174,869,187

LIABILITIES AND FUND DEFICIT

CURRENT LIABILITIES:
Accounts payable:
Trade	$3,563,243	$2,500,226
Construction	466,517	467,997
Accrued liabilities	7,566,821	7,094,168
Current maturities of long-term debt	213,172	642,413

Total current liabilities	11,809,753	10,704,804

LONG-TERM DEBT - net of current maturities	198,747,638	198,500,275

Total long-term liabilities	198,747,638	198,500,275

COMMITMENTS AND CONTINGENCIES

FUND DEFICIT:
Invested in capital assets-net of related debt	(74,552,694)	(71,097,858)
Restricted for capital projects	7,335,473	7,248,253
Unrestricted	41,164,302	29,513,713

Total fund deficit	(26,052,919)	(34,335,892)

TOTAL LIABILITIES AND FUND DEFICIT	$184,504,472	$174,869,187

The accompanying notes are an integral part of these financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN FUND DEFICIT
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
REVENUES:

Casino	$145,714,135	$136,294,029	$132,831,172
Food, beverage & retail	7,516,412	6,244,262	6,920,246
Other	614,939	622,605	662,894

Gross revenues	153,845,486	143,160,896	140,414,312

Promotional allowances	(14,467,530)	(12,541,699)	(6,855,551)

Net revenues	139,377,956	130,619,197	133,558,761

OPERATING EXPENSES:
Casino	23,375,622	20,454,077	19,187,233
Food, beverage & retail	4,640,121	5,996,913	6,311,028
Selling, general and administrative	43,978,609	39,903,231	46,174,080
Depreciation	11,800,855	11,502,565	11,012,094
Credit enhancement fee	11,348,897	8,078,806	7,669,147
Gaming commission and surveillance expense	3,023,303	3,154,384	2,773,369
Compact revenue sharing trust fund	1,335,000	1,335,000	1,335,000

Total Operating expenses	99,502,407	90,424,976	94,461,951

INCOME FROM OPERATIONS	39,875,549	40,194,221	39,096,810

OTHER EXPENSE-Net:
Interest expense	(20,871,677)	(20,883,967)	(21,046,944)
Interest income	1,700,885	1,045,942	332,122
Gain (loss) on sale of assets	4,547	(126,394)	(104,117)
Other income (expense), net	869	(640)	(1,683)

Other expense-net	(19,165,376)	(19,965,059)	(20,820,622)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	20,710,173	20,229,162	18,276,188

TRIBAL CONTRIBUTIONS (DISTRIBUTIONS):
Contributions from the Tribe	—	1,381,137	—
Distributions to the Tribe	(12,427,200)	(15,521,137)	(11,180,000)

NET INCOME AFTER TRIBAL DISTRIBUTIONS	8,282,973	6,089,162	7,096,188

FUND DEFICIT-Beginning of period	(34,335,892)	(40,425,054)	(47,521,242)

FUND DEFICIT-End of period	$(26,052,919)	$(34,335,892)	$(40,425,054)

The accompanying notes are an integral part of these financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$139,274,125	$130,439,469	$133,203,873
Cash paid for salaries and benefits	(28,936,485)	(27,675,936)	(30,268,234)
Cash paid to suppliers	(43,787,259)	(40,878,038)	(45,851,753)
Cash paid for compact revenue sharing trust fund	(1,335,000)	(1,335,000)	(1,335,000)

Net cash provided by operating activities	65,215,381	60,550,495	55,748,886

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Payments of long-term debt	(835,207)	(522,311)	(10,478,627)
Purchases of property and equipment	(7,876,958)	(4,474,546)	(17,456,371)
Change in restricted cash	(87,220)	125,228	8,828,240
Interest paid	(19,512,732)	(19,525,022)	(19,763,000)
Credit enhancement fee	(12,131,967)	(7,981,395)	(7,372,759)
Proceeds from sale of fixed assets	33,445	27,350	9,500
Other	(94,039)	(206,398)	362,841

Net cash used in capital and related financing activities	(40,504,678)	(32,557,094)	(45,870,176)

CASH FLOW FROM INVESTING ACTIVITIES:
Interest Income	1,700,885	1,045,942	332,122

CASH FLOW FROM NON-CAPITAL FINANCING ACTIVITIES:
Distributions to Tribe	(12,427,200)	(15,521,137)	(11,180,000)
Contributions from Tribe	—	1,381,137	—
Net cash used in non-capital financing activites	(12,427,200)	(14,140,000)	(11,180,000)

CHANGE IN CASH AND CASH EQUIVALENTS	13,984,388	14,899,343	(969,168)

CASH AND CASH EQUIVALENTS, Beginning of the period	32,549,001	17,649,658	18,618,826

CASH AND CASH EQUIVALENTS, End of the period	$46,533,389	$32,549,001	$17,649,658

RECONCILIATION OF INCOME BEFORE DISTRIBUTIONS TO TRIBE TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Income before Distributions to Tribe	$20,710,173	$20,229,162	$18,276,188

Adjustments to reconcile operating income to net cash provided by operating activities:
Depreciation	11,800,855	11,502,565	11,012,094
Interest Expense, net	20,871,677	20,883,967	21,046,944
Interest Income	(1,700,885)	(1,045,942)	(332,122)
Credit enhancement fee	11,348,897	8,078,806	7,669,147
(Gain) Loss on sale of assets	(4,547)	126,394	104,117
Changes in operating assets and liabilities:
Accounts receivable	(103,831)	(110,303)	(39,456)
Inventories	7,386	(1,167)	223,977
Prepaid expenses and other current assets	(31,602)	31,617	(654,075)
Accounts payable	1,061,537	322,195	(1,220,143)
Accrued liabilities	1,255,721	533,201	(337,785)
Total adjustments	44,505,208	40,321,333	37,472,698

NET CASH PROVIDED BY OPERATING ACTIVITIES	$65,215,381	$60,550,495	55,748,886

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:
Acquisition of property and equipment through third party financing	$316,080	$980,995	$224,267
Acquisition of property and equipment through
Accounts Payable Construction	$—	$467,997	$666,517

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

Inventories—Inventories, consisting principally of gaming supplies and food and beverage items, are stated at the lower of cost (first-in, first-out) or market value.

Restricted Cash—Restricted cash consists of estimated construction expenses for three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds necessary to develop an approximately 18 acre parcel of land adjacent to the Tribe’s reservation. These funds are held in escrow accounts which are restricted for authorized construction disbursements. These escrow accounts are invested in CDs, which generate interest on a monthly basis. The FDIC has insured $100,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow account. Restricted cash was $7,335,473 and $7,248,253 at December 31, 2007 and December 31, 2006, respectively.  As of December 31, 2007, restricted cash includes amounts available for construction of $2,751,535 and land development funds of $4,583,296.

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

Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the asset. Capitalization of interest ceases when the project is substantially complete or development activity is suspended.  There was no capitalized interest for the years ended December 31, 2007 and 2006.

Deposits and Other Assets—As of December 31, 2007 and December 31, 2006, deposits and other assets include $3,918,837 and $4,940,532 in unamortized bond discount, legal fees and other issuance costs related to the issuance of the Notes, $350,485 and $0 of deferred financing fees, $41,883 and $0 of equipment deposits, $11,372 and $213,218 of performance deposits and $16,425 and $112,908 of rental deposits.  Deferred loan costs are amortized using the effective interest method to interest expense over the term of the related financial arrangement.

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

Promotional Allowances—The retail value of food and beverages provided to playing customers without charge is included in gross revenues and then deducted as promotional allowances.  Such amounts that are included in Food, beverage and retail revenues for the years ended December 31, 2007, 2006 and 2005 are $2,897,660, $2,160,035 and $2,825,772, respectively.  The distribution of electronic coupons (e-coupons) to customers is included in Casino revenues and is also deducted as promotional allowances.  The total e-coupons for the years ended December 31, 2007, 2006 and 2005 are $9,562,441 $8,788,573 and $2,568,393, respectively.  The redemption of cash incentives earned by the Players Club members is also recorded as promotional allowances.  The total cash incentives for the years ended December 31, 2007, 2006 and 2005 are $2,007,429, $1,593,091 and $1,461,386, respectively.

Food and Beverage Costs—Food and beverage costs include costs associated with food and beverage, excluding amounts classified as casino expenses.  The estimated costs of providing complimentary services are reclassified from food and beverage to Casino expenses.  The costs of such services were $5,801,400, $3,845,342 and $3,642,229 for the years ended December 31, 2007, 2006 and 2005.

Advertising Costs—Advertising costs are expensed the first time advertising takes place. Advertising costs included in selling, general and administrative expenses were $7,910,198, $5,210,739 and $8,032,085 for the years ended December 31, 2007, 2006 and 2005, respectively.

Gaming Commission and Surveillance Expenses—The Authority pays for various expenses for the Tribal Gaming Commission and surveillance.  Tribal Gaming Commission expenses are reported as Gaming Commission and surveillance expense on the Statement of Revenues, Expenses and Changes in Fund Deficit. Gaming Commission and surveillance expenses for the years ended December 31, 2007, 2006 and 2005 are $3,023,303, $3,154,384 and  $2,773,369, respectively.

Income Taxes—As a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian tribe, the Authority is a nontaxable entity for purposes of federal and state income taxes.

Distributions to Tribe—Distributions to Tribe consist of payments permitted by the terms of the Indenture for the Notes.  They are included in the Statement of Revenues, Expenses and Changes in Fund Deficit as distributions to Tribe. Monthly permitted payments increased by $20,800 from $1,020,000 to $1,040,800 in April 2007.  Total distributions to the Tribe were $12,427,200, $15,521,137 and $11,180,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Total expenses for these departments, excluding Tribal Gaming Commission and surveillance, were $4,178,576, $3,188,736 and $1,874,919 for the years ended December 31, 2007, 2006 and 2005, respectively.  They are recorded as a component of Selling, General, and Administrative expenses.

The Authority pays for various expenses for the Tribal Gaming Commission and surveillance.  The Tribal Gaming Commission and surveillance expenses are recorded in Gaming Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Fund Deficit.  Gaming Commission and surveillance expenses were $3,023,303, $3,154,384 and $2,773,369 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Tribe has incurred expenses on behalf of the Authority that relate to the master planning of the proposed resort and Tribal infrastructure that benefit the Authority.  Total expenses incurred and subsequently reimbursed to the Tribe for the years ended December 31, 2007 were $4.6 million. The Tribe has incurred an additional $5.6 million in costs relating to the master planning of the proposed resort. While the Tribe has not made any request to the Authority for reimbursement of such amount, it may request reimbursement from the Authority in the future.  While the Authority has no obligation to pay such amounts when requested and any such reimbursement would need to be approved by management and the Board of Directors of the Authority, there is a possibility that such request for reimbursement may be made by the Tribe. Prior to making any reimbursement payment, the Authority will consider various factors, including, but not limited to, whether the costs incurred were actually related to the master planning, whether such costs are beneficial to the gaming business and expansion plans of the Authority, the reasonableness of such costs, the availability of cash and whether the reimbursement payment is in compliance with the covenants in the indenture for the Authority’s senior notes.

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

The Authority had the right to terminate the Development Agreement by exercising a buy-out option (the “Buy-Out Option”) and did so on January 31, 2007.  Subsequently on March 2, 2007, the Authority and DCC signed a mutual agreement to fix the amounts due to DCC in respect of such exercise to the sum of $11,350,000 less the amount paid after the Authority exercised the buy-out option of $737,491. The net payment of $10,612,509 was made in March 2007 and expensed in full in the three months ended March 31, 2007.  Credit Enhancement Fee expense was $11,348,897, $8,078,806 and $7,669,147 for each of the years ended December 31, 2007, 2006 and 2005, respectively.

6.                            CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of December 31, 2007 and December 31, 2006:

	December 31, 2007	December 31, 2006

Operating accounts	$6,352,843	$5,573,333
Money Market Accounts	3,000,298	31,967
Short Term Investments	31,013,947	22,304,924
Cash on hand	6,166,301	4,638,777

Cash and cash equivalents	46,533,389	32,549,001
Restricted cash	7,335,473	7,248,253

Total cash and cash equivalents and restricted cash	$53,868,862	$39,797,254

The Authority’s cash in banks and cash equivalents (the “Investments”) are categorized by level of credit risk assumed by the Authority. Category 1 includes investments that are insured or registered or for which the investments are held by the Authority or its agent in the Authority’s name. Category 2 includes uninsured and unregistered investments for which the investments are held by the counterparty’s trust department or agent in the Authority’s name. Category 3 includes uninsured and unregistered investments for which the investments are held by the counterparty’s agent but not in the Authority’s name. At December 31, 2007, the Authority had $200,000 in Category 1 investments, $6,252,843 cash in banks, $3,000,298 in Money Market accounts and $31,013,947 in short term investments which are Category 2 investments and $7,235,473 restricted cash in bank over the FDIC insurance limits, which are Category 3 investments.  Amounts in Category 2 and Category 3 investments are invested in short term, highly liquid cash equivalents and investments.  As of December 31, 2007 and 2006, these amounts are composed of money market accounts in the amount of $3,000,298 and $31,967, respectively and A1/P1 securities in the amount of $31,013,947 and $22,304,924, respectively.

7.                            PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and December 31, 2007 consisted of the following:

	Balance,			Balance,
	December 31,			December 31,
	2006	Additions	Dispositions	2007

Buildings and improvements	$129,245,481	$397,040	$—	$129,642,521
Furniture, fixtures and equipment	27,110,280	2,924,363	(65,213)	29,969,430
Less accumulated depreciation	(32,696,126)	(11,800,854)	36,315	(44,460,665)

	123,659,635	(8,479,451)	(28,898)	115,151,286
Construction in progress	4,385,195	4,871,635	—	9,256,830

Property and equipment—net	$128,044,830	$(3,607,816)	$(28,898)	$124,408,116

Construction in progress consists of payments to various vendors related to the Authority’s master plan development and land improvements. Substantially all of the Authority’s personal property is pledged as collateral to secure its debt.  At December 31, 2007 and 2006, the Authority had $415,639 and $376,636 in capital lease assets with related accumulated depreciation of $203,781 and $117,378.

8.                            ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31, 2007 and December 31, 2006:

	December 31,	December 31,
	2007	2006

Accrued in-house progressive slot jackpots	$1,081,121	$779,408
Accrued payroll and related benefits	2,296,131	2,005,731
Accrued interest	3,250,000	3,250,000
Accrued credit enhancement fees	—	783,070
Accrued other expenses	939,569	275,958
Total accrued liabilities	$7,566,821	$7,094,168

9.                            LONG-TERM DEBT

Long-term debt consisted of the following as of December 31, 2007 and December 31, 2006:

	December 31,	December 31,
	2007	2006

9-3/4% Senior Notes, net of unamortized issue discount of $1,292,789 and $1,630,039. Due 2011.	$198,707,212	$198,369,961

Vehicles Notes	15,306	25,439
Lease obligations	238,293	747,288
Total Long-Term Debt	198,960,810	199,142,688
Less: current portion	(213,173)	(642,413)

Total long-term debt - net of current maturities	$198,747,638	$198,500,275

Maturity schedule – Annual requirements to retire long-term debt at December 31, 2007:

	Principal	Interest	Total
2008	$213,173	$19,505,376	$19,718,549
2009	38,963	19,500,735	19,539,698
2010	1,463	19,500,000	19,501,463
2011	200,000,000	16,250,000	216,250,000
2012	—	—	—
	$200,253,599	$74,756,111	$275,009,710

On November 7, 2003, the Authority issued the Notes. The proceeds were utilized to fund an expansion project, which includes three parking structures and related infrastructure improvements, repayment of various debt, advances and fund payment of various accruals and payables, as well as to increase cash on hand. The proceeds were also utilized to fund a land purchase and settle litigation. The Notes were secured by a first priority pledge of the Authority’s revenue and substantially all of the existing and future tangible and intangible personal property. The Authority may redeem the Notes, in whole or in part, at a redemption price that is at a premium to the principal amount of the Notes (expressed as percentages of principal amount), plus accrued and unpaid interest.

Fair Value—The Authority’s long-term debt is recorded at an amortized historical cost basis. The fair value of long-term debt approximates $209,126,000 at December 31, 2007.

10.                      LEASES

The Authority leases a sprung structure, which is accounted for as an operating lease. Such lease expense was $434,760, $455,290 and $482,355 for the years ended December 31, 2007, 2006 and 2005. The Authority renewed the lease agreement on August 17, 2005 for $36,230 per month for twenty four (24) months ending August 17, 2007. Since the expiration of the lease on August 17, 2007, the Authority has maintained the lease payments on a month to month basis.

On October 1, 2003, the Tribe entered into an operating lease agreement for office and warehouse space to replace existing facilities. Prior to the Tribe taking control over the Purchasing and Warehouse departments, the Authority reimbursed the Tribe lease fees allocated based on the square footage utilized. Since May 2006, when the Tribe assumed responsibility for the Purchasing and Warehouse departments, the Authority no longer reimbursed the Tribe lease fees as a separate transaction. This reimbursement is made through the reimbursement of Tribal departments’ monthly allotment and quarterly reconciliations. The Authority reimbursed the Tribe for such lease fees in the amount of $435,763, $512,567 and $439,133 for the years ended December 31, 2007, 2006 and 2005, respectively.

On February 21, 2007 the Authority entered into a one year operating lease for office and promotional space commencing February 21, 2007 and expiring February 20, 2008. The monthly lease fee was $600 per month. On February 21, 2008, the Authority extended the lease for three years, commencing on February 21, 2008 and expiring on February 20, 2011. The extended lease fee is $625 per month for the first year, with adjustments for the Consumer Price Index and property taxes in the second and third years.

On August 30, 2007 the Authority entered into a five year operating lease agreement for office and showroom space commencing October 1, 2007 and expiring on September 30, 2012. The monthly lease fee is $16,630. Lease expenses for  2007 totalled $66,520.

On September 1, 2004, the Authority entered into a five year capital lease to purchase two licenses to operate three-card poker tables in the amount of $120,000. The capital lease is at 7.25% interest with monthly lease fees of $2,390 and a $1 buyout at the end of the lease term, expiring August 31, 2009.

On July 31, 2005, the Authority entered into a thirty six month capital lease to purchase 13 Multi-deck shufflers in the amount of $88,307.  The capital lease is at 4.08% interest with monthly lease fees of $2,730 and a $1 buyout at the end of the lease term, expiring July 31, 2008.

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

On April 25, 2006, the Authority entered into a thirty six month capital lease to purchase 5 DECK MATE poker shuffles in the amount of $61,833.  The capital lease is at 7.92% interest with monthly lease fees of $1,937 and a $1 buyout at the end of the lease term, expiring April 30, 2009.

On August 1, 2006 the Authority entered into a 36 month capital lease to purchase 2 licenses to operate pai gow poker tables in the amount of $38,800.  The capital lease is at 4.26% interest with monthly lease fees of $1,150 and a $1 buyout at the end of the lease term, expiring July 31, 2009.

Lease expenses of $336,622, $484,334, and $995,202 for the years ended December 31, 2007, 2006 and 2005, respectively are included in general and administrative expenses in the accompanying statement of revenues, expenses and changes in fund deficit.  Expected remaining payments under operating leases are $242,183, $242,017, $213,713, $199,560 and $149,670 for the years ending December 31, 2008 thru 2012, respectively.

11.                      LEGAL MATTERS

Runyan Litigation

On March 7, 2008, Norman Runyan, our former Chief Operations Officer, filed suit against the Authority, the Casino and Mr. Harvey Hopkins, the Chairman of the Tribe and a member of our Board, in the Sonoma County Superior Court. Mr. Runyan’s complaint asserts causes of actions for breach of contract, wrongful termination in violation of public policy, intentional interference with contract and intentional infliction of emotional distress. He seeks unspecified compensatory and punitive damages. Mr. Runyan alleges that he was wrongfully terminated from his employment because he opposed certain alleged actions on the part of the defendants, including contracts for construction work allegedly performed on the reservation by affiliates of the Tribe and Mr. Hopkins. Mr. Runyan claims that the work violated the Indenture and that Mr. Runyan was forced to resign from his employment in violation of public policy after protesting that the alleged work violated the Indenture, the Tribe’s Compact with the State, and the Securities Exchange Act of 1934. He also claims that the defendants unlawfully discriminated against him in connection with his status as a debtor under the Bankruptcy Code. We believe that Mr. Runyan’s lawsuit is based on erroneous information and is without merit, and the Authority and the Tribe intend to vigorously defend against it.

The Authority is involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. The Authority believes that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on its results of operations, financial condition or cash flows.

12.       COMPACT REVENUE SHARING TRUST FUND

The Compact requires the Authority to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $1,335,000 for the years ended December 31, 2007, 2006 and 2005.

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

On November 14, 2007, Mr. Norman Runyan resigned as Chief Operations Officer of the Authority to pursue other interests, effective as of November 11, 2007. Pursuant to a Severance Agreement, the Authority was obligated to pay Mr. Runyan a severance amount of $217,095 in installments no later than January 14, 2008, which includes, among other things, all accrued but unpaid salary, paid time off, vacation time, bonuses, and cost of COBRA benefits for five months.

On October 17, 2007, the Authority entered into an employment agreement with Mr. Joseph Callahan whereby Mr. Callahan will serve as the Chief Financial Officer of the Authority and of the River Rock Casino. The agreement is effective as of August 8, 2007, and continues through August 8, 2010, unless terminated earlier by the parties under the terms of the agreement. The agreement provides for the payment to Mr. Callahan of an initial annual base salary of $210,000, with an increase to $225,000, upon completion of 120 days of service or at the discretion of the Board. Mr. Callahan will also be eligible to receive an annual bonus in the discretion of the Board not to exceed 25% of his annual base salary. If Mr. Callahan’s employment is terminated for reasons other than cause, including death or disability, Mr. Callahan will be entitled to his salary for three months. Either party may terminate the agreement with 30 days written notice.

On July 30, 2007, the Authority entered into an amended and restated employment agreement with Mr. Shawn S. Smyth, the Chief Executive Officer of the Authority and General Manager of the River Rock Casino, to extend the term thereof through April 13, 2010, unless terminated earlier by the parties under the terms of the agreement. The agreement provides for the payment to Mr. Smyth of an annual base salary of $300,000. Mr. Smyth will also be eligible to receive an annual bonus in the discretion of the Board not to exceed 25% of his annual base salary. If Mr. Smyth’s employment is terminated for reasons other than cause, including death or disability, Mr. Smyth will be entitled to his salary for three months. Either party may terminate the agreement with 90 days written notice.

14.       BENEFIT OBLIGATIONS

On April 1, 2006, the Authority became fully self-insured for its medical benefits plan coverage from $250 to $2,000 of medical benefit cost per covered person per year. Employees are responsible for the first $250 of medical benefit costs and 20%

 of the medical benefit costs from $250 to $2,000, while the Authority is responsible for 80% of the medical benefit costs. Coverage above $2,000 is provided by a fully insured, high deductible medical benefits plan. The Authority pays 100% of the medical benefits plan coverage cost for employees and 50% coverage cost for dependants and domestic partners based on calculated premiums. Maximum coverage under the fully self-insured medical benefits plan is limited to $1,400 per covered person per year. All employees working an average of 60 hours per pay period are eligible for the medical benefits plan. Administration of the plan is provided by a third party under an administrative services agreement.

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

15.       SUBSEQUENT EVENTS

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”) that will, among other things, settle several long-standing legal disputes between Sonoma County and the Tribe and provide a binding framework for resolving future disputes.

In a related action, the Alexander Valley Association (“AVA”), a local business and residents association which has long opposed the Tribe’s gaming project and objected to the issuance to it of a liquor license, agreed to withdraw its objections to the license and has persuaded its members and a number of other protestors to do likewise. In light of those withdrawals (and a similar agreement in the MOA requiring the County also to withdraw its objection), and with the support of both the County and AVA, the Tribe is now seeking to expedite issuance of an alcohol license. Under the MOA, the Tribe agreed to restrict the sale of alcohol to only wine and beer between the hours of 10 a.m. and 5 p.m. on weekdays, and to stop serving alcohol altogether at midnight except for Friday and Saturday nights and the nights before holidays. The restrictions may be renegotiated following the first to occur of three years or the opening of a hotel, which is projected to occur within the next 2 to 3 years.

In addition, the MOA commits the County Sheriff’s Department and Fire Marshall to providing public safety and fire services to the Casino and the Tribe’s future gaming projects on the Rancheria, provides detailed agreements on off reservation impact mitigation measures, and permits the Tribe’s application to take the Dugan Property into trust, which has already been approved by the Department of the Interior (“DOI”) but was appealed by the DOI, to move forward without further County opposition.

The Tribe has agreed to pay the County up to $75 million in mitigation fees over the next 12 years to offset impacts of the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and are intended to support the services being provided by the County. In addition to the mitigation fees, the Tribe will pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in the County. Such in lieu fees could total as much as $25 million during the term of the MOA.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2008.

RIVER ROCK ENTERTAINMENT AUTHORITY

By:	/s/ Shawn S. Smyth
Name: Shawn S. Smyth
Title: Chief Executive Officer, General Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of River Rock Entertainment Authority and in the capacities and on the dates indicated.

By:	/s/ Betty Arterberry
Name: Betty Arterberry
Title: Chairperson
Date: April 14, 2008

By:	/s/ Margie Rojes
Name: Margie Rojes
Title: Vice Chairperson
Date: April 14, 2008

By:	/s/ Augusto (Gus) Pina
Name: Augusto (Gus) Pina
Title: Member
Date: April 14, 2008

By:	/s/ Gabe Nevarez
Name: Gabe Nevarez
Title: Member
Date: April 14, 2008

By:	/s/ Shawn S. Smyth
Name: Shawn S. Smyth
Title: Chief Executive Officer (Principal Executive Officer), General Manager
Date: April 14, 2008

By:	/s/ Joseph R. Callahan
Name: Joseph R. Callahan
Title: Chief Financial Officer (Principal Financial and Accounting Officer)
Date: April 14, 2008