Form 10-Q
period 2008-03-31
River Rock Entertainment Authority
filed 2008-05-15
CIK 1288924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$55,971,576	$46,533,389
Restricted cash-current	466,517	466,517
Accounts receivable	314,501	307,386
Inventories	151,715	153,215
Prepaid expenses and other current assets	1,501,443	1,427,891
Total current assets	58,405,752	48,888,398
RESTRICTED CASH - net of current	6,885,318	6,868,956

PROPERTY AND EQUIPMENT:
Buildings and building improvements	129,932,871	129,642,521
Furniture, fixtures and equipment	30,647,094	29,969,430

Accumulated depreciation	(47,400,521)	(44,460,665)
Construction in progress	9,277,180	9,256,830
Property and equipment-net	122,456,624	124,408,116
DEPOSITS AND OTHER ASSETS	4,241,076	4,339,002

TOTAL ASSETS	$191,988,770	$184,504,472

LIABILITIES AND FUND DEFICIT

CURRENT LIABILITIES:
Accounts payable:
Trade	$2,788,986	$3,563,243
Construction	466,517	466,517
Accrued liabilities	11,994,265	7,566,821
Current maturities of long-term debt	120,597	213,172
Total current liabilities	15,370,365	11,809,753
LONG-TERM DEBT - net of current maturities	198,815,603	198,747,638
Total long-term liabilities	198,815,603	198,747,638
COMMITMENTS AND CONTINGENCIES
FUND DEFICIT:
Invested in capital assets-net of related debt	(76,479,576)	(74,552,694)
Restricted for capital projects	7,351,835	7,335,473
Unrestricted	46,930,543	41,164,302

Total fund deficit	(22,197,198)	(26,052,919)

TOTAL LIABILITIES AND FUND DEFICIT	$191,988,770	$184,504,472

The accompanying notes are an integral part of these financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN FUND DEFICIT

(Unaudited)

	Three-Month
	Period Ended
	March 31,
	2008	2007

REVENUES:

Casino	$34,730,540	$35,459,655
Food, beverage & retail	1,899,438	1,715,042
Other	148,552	159,759

Gross revenues	36,778,530	37,334,456

Promotional allowances	(3,606,322)	(3,230,052)

Net revenues	33,172,208	34,104,404

OPERATING EXPENSES:
Casino	5,038,410	5,194,744
Food, beverage & retail	1,724,591	1,442,220
Selling, general and administrative	10,418,355	9,836,560
Depreciation	2,939,856	2,928,076
Credit enhancement fee	—	11,348,897
Gaming commission and surveillance expense	1,002,143	675,404
Compact revenue sharing trust fund	333,750	333,750

Total Operating Expenses	21,457,105	31,759,651

INCOME FROM OPERATIONS	11,715,103	2,344,753

OTHER EXPENSE-Net
Interest expense	(5,216,791)	(5,218,434)
Interest income	488,476	367,754
Gain on sale of assets	—	4,547
Other income (expense) - net	(8,667)	(559)

Other expense-net	(4,736,982)	(4,846,692)

INCOME (LOSS) BEFORE DISTRIBUTIONS TO TRIBE	6,978,121	(2,501,939)

DISTRIBUTIONS TO TRIBE	(3,122,400)	(3,060,000)

NET INCOME (LOSS) AFTER DISTRIBUTIONS TO TRIBE	3,855,721	(5,561,939)

FUND DEFICIT-Beginning of period	(26,052,919)	(34,335,892)

FUND DEFICIT-End of period	$(22,197,198)	$(39,897,831)

The accompanying notes are an integral part of these unaudited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-Month
	Period Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$33,165,093	$33,961,189
Cash paid for salaries and benefits	(7,882,528)	(7,537,632)
Cash paid to suppliers	(11,603,503)	(9,947,052)
Cash paid for compact revenue sharing trust fund	(333,750)	(333,750)

Net cash provided by operating activities	13,345,312	16,142,755

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Payments of long-term debt	(108,922)	(295,509)
Purchases of property and equipment	(988,364)	(696,633)
Change in restricted cash	(16,362)	(21,466)
Interest paid	(2,056)	(3,697)
Credit enhancement fee	—	(12,131,967)
Proceeds from sale of assets	—	33,445
Other	(157,497)	292,593

Net cash used in capital and related financing activities	(1,273,201)	(12,823,234)

CASH FLOW FROM INVESTING ACTIVITIES:
Interest Income	488,476	367,754

CASH FLOW FROM NON-CAPITAL FINANCING ACTIVITIES:
Distributions to Tribe	(3,122,400)	(3,060,000)

CHANGE IN CASH AND CASH EQUIVALENTS	9,438,187	627,275

CASH AND CASH EQUIVALENTS, Beginning of the period	46,533,389	32,549,001

CASH AND CASH EQUIVALENTS, End of the period	$55,971,576	$33,176,276

The accompanying notes are an integral part of these unaudited financial statements.

Income (Loss) before Distributions to Tribe	$6,978,121	$(2,501,939)

Adjustments to reconcile operating income to net cash provided by operating activities:
Depreciation	2,939,856	2,928,076
Interest expense	5,216,791	5,218,434
Interest income	(488,476)	(367,754)
Credit enhancement fee	—	11,348,897
Gain on sale of assets	—	(4,547)
Changes in operating assets and liabilities:
Accounts receivable	(7,115)	(143,215)
Inventories	1,500	11,122
Prepaid expenses and other current assets	(73,552)	9,919
Accounts payable	(774,257)	(289,938)
Accrued liabilities	(447,556)	(66,300)
Total adjustments	6,367,191	18,644,694

NET CASH PROVIDED BY OPERATING ACTIVITIES	$13,345,312	$16,142,755

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

The Casino has been fully operational since April 1, 2003.

2.                             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Standards—The Authority prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). The financial statements presented are prepared on the accrual basis of accounting from the accounts and financial transactions of the Authority. Generally accepted accounting principles require the Authority to apply all applicable pronouncements of the Governmental Accounting Standards Board (“GASB”). The Authority is also required to follow Financial Accounting Standards Board (“FASB”) Statements and Interpretations, Accounting Principles, Board Opinions and Accounting Research Bulletins issued on or before November 30, 1989, unless those pronouncements conflict with or contradict GASB pronouncements.  The Authority is given the option whether to apply all FASB Statements and Interpretations issued after November 30, 1989, except for those that conflict with or contradict GASB pronouncements. Accordingly, the Authority has elected to implement non conflicting FASB Statements and Interpretations issued after November 30, 1989.

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

The Authority adopted the required provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) on January 1, 2008. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. There was no material impact to the condensed financial statements upon the adoption of SFAS No. 157. See Note 7.

SFAS No. 157 establishes a fair value hierarchy for disclosure of the inputs used to measure fair values. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for similar assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs which reflect assumptions developed by management to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The Authority adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS No. 159”) on January 1, 2008. SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. Upon adoption, the Authority has not elected to apply SFAS No. 159 to measure selected financial instruments and certain other items; therefore, there was no impact to the financial statements upon adoption of SFAS No. 159. Subsequent to the initial adoption of SFAS No. 159 on January 1, 2008, the Authority has not made any elections during the three months ended March 31, 2008.

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

Restricted Cash—Restricted cash consists of estimated construction expenses for three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds necessary to develop an approximately 18-acre parcel of land adjacent to the Tribe’s reservation. These funds are held in escrow accounts which are restricted for authorized construction disbursements. These escrow accounts are invested in CD’s, which generate interest on a monthly basis. The FDIC has insured $100,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow account. Restricted cash was $7,351,835 and $7,335,473 at March 31, 2008 and December 31, 2007, respectively.  As of March 31, 2008, restricted cash includes amounts available for construction of $2,758,315 and land development funds of $4,593,520.

Property and Equipment—Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	21 years
Furniture, fixtures and equipment	5 years

The Authority evaluates its property and equipment for impairment in accordance with the FASB’s Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When events or circumstances indicate that an asset should be reviewed for impairment, the Authority compares the undiscounted cash flows derived from the asset or asset group to the net carrying value. If impairment is indicated, the impairment loss is measured by the amount in which the carrying value of the asset or asset group exceeds its fair value. Fair value is measured by comparable sales, solicited offers or discounted cash flow models. We did not have any recorded impairments in the statement of revenues expenses and change in fund deficit for the periods presented.

Deposits and Other Assets—As of March 31, 2008 and December 31, 2007, deposits and other assets include $4,013,897 and $4,269,321 in unamortized bond discount, legal fees and other issuance costs related to the issuance of the Notes; $95,000 and $41,883 of equipment deposits; $116,277 and $11,372 of performance deposits and $15,900 and $16,425 of rental deposits.  Deferred loan costs are amortized using the effective interest method to interest expense over the term of the related financial arrangement.

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

Promotional Allowances—The retail value of food and beverages provided to customers without charge or at a discount is included in Food, beverage and retail revenues and then deducted as promotional allowances. Such amounts that are included in Food, beverage and retail revenues for the three months ended March 31, 2008 and 2007 were $750,092 and $566,071, respectively.  The distribution of electronic coupons (e-coupons) to customers is included in Casino revenues and is also deducted as promotional allowances.  The total e-coupons for the three months ended March 31, 2008 and 2007 were $2,270,175 and $2,228,218, respectively.   The redemption of cash incentives earned by the Players Club members is also recorded as promotional allowances. The cost of cash incentives for the three months ended March 31, 2008 and 2007 were $586,055 and $435,763, respectively.

Food and Beverage Costs—Food and beverage costs include costs associated with food and beverage, excluding amounts reclassified as Casino expense.  The estimated costs of providing complimentary services are reclassified from Food and beverage to Casino expenses.  The estimated costs of such services were $947,915 and $1,179,708 for the three months ended March 31, 2008 and 2007, respectively.

Advertising Costs—Advertising costs are expensed the first time advertising takes place. Advertising costs included in selling, general and administrative expenses were $1,491,199 and $1,164,506 for the three months ended March 31, 2008 and 2007, respectively.

Gaming Commission & Surveillance Expenses—The Authority pays for various expenses for the Tribal Gaming Commission and surveillance.  Tribal Gaming Commission expenses are reported as Gaming Commission and surveillance expense on the Statement of Revenues, Expenses and Changes in Fund Deficit. Gaming Commission and Surveillance expenses for the three months ended March 31, 2008 and 2007 were $1,002,143 and $675,404, respectively.

Income Taxes—As a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian tribe, the Authority is a non-taxable entity for purposes of federal and state income taxes.

Distributions to Tribe—Distributions to Tribe are made up of permitted payments.  They are included in the Statement of Revenues, Expenses and Changes in Fund Deficit as distributions to Tribe allowed pursuant to the Indenture for the Notes.  Monthly permitted payments increased by $20,800 from $1,020,000 to $1,040,800 in April 2007.  Total distributions to the Tribe for the three months ended March 31, 2008 and 2007 were $3,122,400 and $3,060,000, respectively.

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

The Authority pays for various expenses for the following departments operated by the Tribe: Tribal Gaming Commission, surveillance, plant operations, human resources, purchasing and warehousing.   These departmental expenses include but are not limited to payroll and related expenses, legal and other operational expenses.

Total amounts billed by the Tribe for these departments, excluding Tribal Gaming Commission and surveillance, were $822,626 and $766,665 for the three months ended March 31, 2008 and 2007, respectively. They are recorded as a component of Selling, general and administrative expenses.

The Authority pays for various expenses for the Tribal Gaming Commission and surveillance.  Tribal Gaming Commission and surveillance expenses are being recorded in Gaming Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Fund Deficit.  Gaming Commission and surveillance expenses for the three months ended March 31, 2008 and 2007 were $1,002,143 and $675,404, respectively.

The Tribe has incurred expenses on behalf of the Authority that relate to the master planning of the proposed resort and Tribal infrastructure that benefit the Authority. The Authority did not reimburse to the Tribe for any of these expenses in the three months ended March 31, 2008. The Tribe has incurred at total of $16.6 million in unreimbursed costs relating to the master planning of the proposed resort. While the Tribe has not made any request to the Authority for reimbursement of such amount, it may request reimbursement from the Authority in the future. While the Authority has no obligation to pay such amounts when requested and any such reimbursement would need to be approved by management and the Board of Directors of the Authority, there is a possibility that such request for reimbursement may be made by the Tribe. Prior to making any reimbursement payment, the Authority will consider various factors, including, but not limited to, whether the costs incurred were actually related to the master planning, whether such costs are beneficial to the gaming business and expansion plans of the Authority, the reasonableness of such costs, the availability of cash and whether the reimbursement payment is in compliance with the covenants in the indenture for the Authority’s senior notes.

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

The Authority had the right to terminate the Development Agreement by exercising a buy-out option (the “Buy-Out Option”) and did so on January 31, 2007.  Subsequently on March 2, 2007, the Authority and DCC signed a mutual agreement to fix the amounts due to DCC in respect of such exercise to the sum of $11,350,000 less the amount paid after the Authority exercised the buy-out option of $737,491. The net payment of $10,612,509 was made in March 2007 and expensed in full in the three months ended March 31, 2007.  Credit Enhancement Fee expense was $0 and $11,348,897 for the three months ended March 31, 2008 and 2007, respectively.

6.                             CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Operating Accounts	$11,251,103	$6,352,843
Money Market Accounts	7,377,093	3,000,298
Short Term Investments	32,637,417	31,013,947
Cash on hand	4,705,963	6,166,301

Cash and cash equivalents	55,971,576	46,533,389
Restricted cash	7,351,835	7,335,473

Total cash and cash equivalents and restricted cash	$63,323,411	$53,868,862

The Authority’s cash in banks and cash equivalents (the “Investments”) are categorized by level of credit risk assumed by the Authority. Category 1 includes investments that are insured or registered or for which the investments are held by the Authority or its agent in the Authority’s name. Category 2 includes uninsured and unregistered investments for which the investments are held by the counterparty’s trust department or agent in the Authority’s name. Category 3 includes uninsured and unregistered investments for which the investments are held by the counterparty’s agent but not in the Authority’s name. At March 31, 2008, the Authority had $200,000 in Category 1 investments, $11,051,103 cash in banks, $7,377,093 in money market accounts and $32,637,417 in short-term investments, which are Category 2 investments, and $7,351,835 restricted cash in bank over the FDIC insurance limits, which are Category 3 investments.  Amounts in Category 2 and Category 3 investments are invested in short-term, highly liquid cash equivalents and investments.  As of March 31, 2008 and December 31, 2007, these amounts are composed of money market accounts in the amount of $7,377,093 and $3,000,298, respectively, and A1/P1 bonds in the amount of $32,637,417 and $31,013,947, respectively.

7.                             FAIR VALUE MEASUREMENTS

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis, under the applicable provisions of SFAS No. 157, in the condensed balance sheet:

	Fair Value Measurements at Reporting Date, Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Observable
	March 31,	Identical Items	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Money Market Instruments	$7,377,093	$7,377,093	$—	$—
Certificates of Deposit	10,494,083	10,494,083
Commercial Paper	19,157,417	19,157,417
Corporate Bonds	2,985,918	2,985,918
	$40,014,511	$40,014,511	$—	$—

8.                             PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and March 31, 2008 consisted of the following:

	Balance,			Balance,
	December 31,			March 31,
	2007	Additions	Dispositions	2008

Buildings and improvements	$129,642,521	$290,350	$—	$129,932,871
Furniture, fixtures and equipment	29,969,430	677,664		30,647,094
Less accumulated depreciation	(44,460,665)	(2,939,856)	—	(47,400,521)

	115,151,286	(1,971,842)		113,179,444
Construction in progress	9,256,830	20,350	—	9,277,180

Property and equipment—net	$124,408,116	$(1,951,491)	$—	$122,456,624

Construction in progress consists of payments or amounts owed to various vendors related to the Authority’s master plan development and land improvements. Substantially all of the Authority’s personal property is pledged as collateral to secure its debt.  At March 31, 2008 and 2007, the Authority had $415,639 and $376,636 in capital lease assets with related accumulated depreciation of $223,916 and $136,210, respectively.

9.          ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

Accrued in-house progressive slot jackpots	$1,016,195	$1,081,121
Accrued payroll and related benefits	2,155,482	2,296,131
Accrued interest	8,125,000	3,250,000
Accrued other expenses	697,588	939,569
Total accrued liabilities	$11,994,265	$7,566,821

10.                      LONG-TERM DEBT

Long-term debt consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

9-3/4% Senior Notes, net of unamortized issue discount of $1,208,476 and $1,292,789. Due 2011.	$198,791,524	$198,707,212
Vehicles Notes	12,773	15,306
Slot machine Notes	27,995	102,192
Capital leases obligations	103,908	136,100
Total Long-Term Debt	198,936,200	198,960,810
Less: current portion	(120,597)	(213,172)

Total long-term debt - net of current maturities	$198,815,603	$198,747,638

On November 7, 2003, the Authority issued the Notes. The proceeds were utilized to fund an expansion project, which included three parking structures, related infrastructure improvements, repayment of various debt and advances and to fund payment of various accruals and payables, as well as to increase cash on hand. The proceeds were also utilized to fund a land purchase and settle litigation.  The Notes are collateralized by a first priority pledge of the Authority’s revenue and substantially all of the existing and future tangible and intangible personal property. The Authority may redeem the Notes, in whole or in part, at a redemption price that is at a premium to the principal amount of the Notes (expressed as percentages of principal amount), plus accrued and unpaid interest.

11.                      LEASES

The Authority leases a sprung structure, which is accounted for as an operating lease. Such lease expense was $108,690 and $108,690 for the three months ended March 31, 2008 and 2007, respectively.  The Authority renewed the lease agreement on August 17, 2005 for $36,230 per month for twenty four months ending August 17, 2007. Since the expiration of the lease on August 17, 2007, the Authority has maintained the lease payments on a month to month basis.

On October 1, 2003, the Tribe entered into an operating lease agreement for office and warehouse space to replace existing facilities.  Prior to the Tribe taking control over the Purchasing and Warehouse departments, the Authority reimbursed the Tribe lease fees allocated based on the square footage utilized.  Since May 2006, when the Tribe assumed responsibility for the Purchasing and Warehouse departments, the Authority no longer reimbursed the Tribe lease fees as a separate transaction.  This reimbursement is made through the reimbursement of Tribal departments’ monthly allotment and quarterly reconciliations.  The Authority reimbursed the Tribe for such lease fees in the amount of $109,657 and $73,632 for the three months ended March 31, 2008 and 2007, respectively.

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

On August 30, 2007, the Authority entered into a five year operating lease agreement for office and showroom space commencing October 1, 2007 and expiring on September 30, 2012.  The monthly lease fee is $16,630.  Lease expenses for the quarter ended March 31, 2008 totaled $49,890.

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

Lease expenses were $62,520 and $114,476 for the three months ended March 31, 2008 and 2007, respectively.  Lease expenses are included in general and administrative expenses in the accompanying statement of revenues, expenses and changes in fund deficit.  Expected remaining payments under operating leases are $187,138 for the year ending December 31, 2008. Expected remaining payments under capital leases are $69,726 and $34,183 for the years ending December 31, 2008 and 2009, respectively.

12.                      LEGAL MATTERS

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

We and the other named defendants removed the case to the United States District Court for the Northern District of California on April 11, 2008.  On April 15, the court issued an order to show cause why the case should not be remanded to the Sonoma County Superior Court.  We and the other defendants responded to this order on April 29, and Mr. Runyan responded to our response on May 7.  The court has yet to decide whether to remand the case.  On April 18, we and the other defendants filed a motion to dismiss the lawsuit for lack of jurisdiction and failure to state a claim.  Mr. Runyan’s reply to our motion is due June 16, and a hearing on the motion is set for July 10.

Liquor License

Many of our competitors serve alcoholic beverages on their premises, but we are still awaiting the final outcome of our application for a liquor license.  In September 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on a building code interpretation by a state officer who was later determined to lack jurisdiction to rule on the matter, and which conflicted with a contrary determination by the Tribe’s building code official having jurisdiction. The Tribe appealed and, in May 2005, an Administrative Law Judge ruled for the Tribe and recommended that the ABC reverse itself and approve the license, which the ABC did as of October 2005, pending a hearing on the protests.  After delays for discovery and the setting of a new hearing, the protests were taken under advisement by the Administrative Law Judge.  Meanwhile, the Tribe engaged in negotiations with the major protesters, which included the County of Sonoma, the Alexander Valley Association, several public officials, and a number of individuals.

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”) that will, among other things, settle several long-standing legal disputes between Sonoma County and the Tribe and provide a binding framework for resolving future disputes. The settlement also resolved the County’s and many of the protester’s issues in the ABC matter.    As a result, the County, the officials, the Alexander Valley Association (“AVA”)  and many of the individual protestors withdrew  their  objections to the issuance of the ABC license.     In light of those withdrawals   and with the support of both the County and AVA, the Tribe is now seeking to expedite issuance of an alcohol license.   The ABC has agreed to issue the license subject to the conditions agreed upon in the MOA, and subject to the remaining protests, if any, of the earlier individual protestors who have not yet withdrawn.

Under the MOA, the Tribe agreed to restrict the sale of alcohol to wine and beer between the hours of 10 a.m. and 5 p.m. on weekdays, except for holidays, and to stop serving alcohol altogether at midnight except for Friday and Saturday nights and the nights before holidays. The restrictions may be renegotiated following the first to occur of three years or the opening of a hotel, which is projected to occur within the next 2 to 3 years.

We are involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. The Authority believes that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on its results of operations, financial condition or cash flows.

13.                      COMPACT REVENUE SHARING TRUST FUND

The Compact requires the Authority to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $333,750 for the three months ended March 31, 2008 and 2007, respectively.

14.                      COMMITMENTS AND CONTINGENCIES

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

15.                      SUBSEQUENT EVENTS

Subsequent to the period ended March 31, 2008, the Authority concluded that it had not previously distributed to the Tribe the maximum allowable amount of Service Payments that are permitted by the Indenture. Under the Indenture, the Authority was restricted from being able to make its first Service Payment to the Tribe until the 90th day following the completion of the Expansion Project.  In April 2005, the Authority made it first Service Payment to the Tribe on the 90th day following the completion of the Expansion Project in the amount of $500,000.  Service Payments are subject to an annual escalation of 4% under the Indenture.  The Authority had applied the 4% escalator on each of the anniversaries of the first Service Payment. However, the Indenture defines Service Payments as “payments to the Tribe by the Authority in an amount of up to $500,000 per month, commencing with the first full month after the date of issuance of the Notes, which amount shall increase by 4% per annum on each anniversary of the first date of such month…”  The Authority has concluded that the escalator should have been applied on the first anniversary of the issuance of the Notes and not on the first anniversary of the completion of the Expansion Project and that, although the Authority was restricted from making the Service Payment by other covenants of the Indenture, the 4% escalator could have been applied to increase the amount of the first permitted Service Payment.  By applying the escalator on each anniversary of the issuance of the Notes, the first permitted Service Payment could have been in the amount of $520,000, not $500,000.  Further, since the Indenture permits the Authority to make Service Payments to the Tribe that it could have, but did not, previously make, the Authority has determined to apply the escalator as permitted by the Indenture and calculate the amount that could have been paid to the Tribe but was not by failing to apply the escalator on earliest dates permitted by the Indenture. On May 7, 2008, the Authority issued payment to the Tribe in the amount of $1,008,901 as the amount of Service Payments that could have been paid by applying the escalator on the earliest dates permitted by the Indenture.  Further, the Authority has recalculated the current amount of the permitted monthly Service Payment to be $584,929.28.  In December 2008, the Authority intends to again apply the 4% escalator and increase the monthly Service Payments to $608,326.45.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report.

Overview

We operate as a separate wholly-owned operating property of the Tribe. We are an unincorporated governmental instrumentality of the Tribe to own and operate the River Rock Casino. We offer Class III slot and video poker gaming machines, house banked table games (including Blackjack, Three card poker, Mini-baccarat and Pai Gow poker), Poker, featuring Texas Hold’em, comprehensive food and non-alcoholic beverage offerings and goods for sale in our gift shop.

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

• Fair Value Measurements - The Authority adopted the required provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) on January 1, 2008. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. There was no material impact to the condensed financial statements upon the adoption of SFAS No. 157.

SFAS No. 157 establishes a fair value hierarchy for disclosure of the inputs used to measure fair values. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for similar assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs which reflect assumptions developed by management to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

 The Authority adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS No. 159”) on January 1, 2008. SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. Upon adoption, the Authority has not elected to apply SFAS No. 159 to measure selected financial instruments and certain other items; therefore, there was no impact to the financial statements upon adoption of SFAS No. 159. Subsequent to the initial adoption of SFAS No. 159 on January 1, 2008, the Authority has not made any elections during the three months ended March 31, 2008.

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

Results of Operations

Comparison of the three months ended March 31, 2008 and 2007

Net revenues. Net revenues for the three months ended March 31, 2008 decreased by $0.9 million to $33.2 million from $34.1 million for the three months ended March 31, 2007.  The decrease in net revenues is attributable to the industry-wide slowdown in the casino business during the first quarter of 2008.  Approximately 96.1% of our net revenues, net of promotional allowances, were from our gaming activities in the first quarter 2008. We generated $28.0 million, or 84.3% of our net revenues from gaming devices, net of respective promotional allowances of $2.8 million, and $3.6 million, or 10.8% of our net revenues from table games, net of promotional allowance of $47,865, for the three months ended March 31, 2008, compared to $29.2 million from gaming devices, or 85.6% of our net revenues, net of respective promotional allowances of $2.6 million, and $3.6 million from table games, net of respective promotional allowances of $47,050, for three months ended March 31, 2007. Our win per slot machine per day was $195 in the first quarter 2008, which decreased by $11 from $206, in the first quarter 2007.  The decrease in net win per machine per day is attributable to the factor mentioned above.

     We generated $1.2 million, net of promotional allowance of $0.8 million, in food, beverage and retail sales for the three months ended March 31, 2008, compared to $0.9 million, net of promotional allowances of $0.6 million, in food, beverage and retail sales for the three months ended March 31, 2007.  The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Revenues from food, beverage and retail sales were up for the quarter ended March 31, 2008 as compared to March 31, 2007 due largely to strategic price increases and increased advertising and promotional items offered.

     Promotional allowances. Promotional allowances for the three months ended March 31, 2008 were $3.6 million, or 10.9% of net revenues, compared to $3.2 million, or 9.5% of net revenues, for the first quarter 2007. The increase in promotional allowances is attributable to the expanded use of e-coupons.  E-coupons cannot be cashed out and requires the patron to use their Players Club card.

     Operating expenses. Operating expenses for the three months ended March 31, 2008 were $21.5 million, or 64.7% of net revenues, compared to $31.8 million, or 93.1% of net revenues, for the first quarter 2007. The decrease in operating expenses is attributable to the expensing of the credit enhancement fee buy-out in the first quarter to 2007 as described in footnote 5 of the unaudited condensed financial statements.

     Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the cost of complimentary activities. Casino expense for the three months ended March 31, 2008 decreased to $5.0 million, or 15.5% of Casino revenues, net of promotional allowances, from $5.2 million, or 15.6% of Casino revenues, net of promotional allowances, for the first quarter 2007. The decrease in Casino expense resulted from updating our slot floor to fewer participation fee machines and a decrease in the expense associated with complimentary beverage services.

     Food, beverage and retail expense for three months ended March 31, 2008 was $1.7 million, or 150.0% of food, beverage and retail revenue, net of promotional allowances, compared to $1.4 million, or 125.5% of food, beverage and retail revenue, net of promotional allowances for the first quarter 2007. Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

     Selling, general and administrative expense for three months ended March 31, 2008 increased by $0.6 million to $10.4 million, or 31.4% of net revenues, from $9.8 million, or 28.8% of net revenues, for the first quarter 2007. The increase in selling, general and administrative expense is attributable to increases in advertising costs, resulting from moving the “Dream Car” promotion to the first quarter of 2008, compared to later in the year in 2007.

    Depreciation expense for the three months ended March 31, 2008 and 2007 was $2.9 million.  Depreciation expense was computed using the straight-line method over the useful life of property, plant and equipment.

     We have been paying the credit enhancement fee since June 2003. On March 2, 2007, we signed an agreement with DCC to fix the amounts due to DCC in respect of such exercise to the sum of $11,350,000 less the amount paid after we exercised the buy-out option of $737,491. The net payment of $10,612,509 was made in March 2007 and expensed in full in the first quarter of 2007.  As a result of the buy-out of the credit enhancement fee, we did not pay any credit enhancement fees in the first quarter of 2008, compared to $11.3 million, or 33.3% of net revenues, for the first quarter of 2007.

     Gaming Commission and surveillance expense for three months ended March 31, 2008 and 2007 was $1.0 million and $0.7 million, respectively.

     The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $333,750 for each three month period ended March 31, 2008 and 2007, respectively.

     Income from operations. Income from operations for three months ended March 31, 2008 was $11.7 million, or 35.2% of net revenues, compared to $2.3 million, or 6.9% of net revenues, for the first quarter of 2007.  The increase in income from operations is attributable to the affect of expensing the credit enhancement fee buy-out in the first quarter of 2007.

     Other expense, net. Other expense, net for three months ended March 31, 2008 decreased to $4.7 million, or 14.3% of net revenues, from $4.8 million, or 14.2% of net revenues, for the first quarter of 2007.  Other expense, net included $5.2 million of interest expense for each of the three months ended March 31, 2008 and 2007, respectively. No interest costs were capitalized in 2008 or 2007.

     Income (loss) before distributions to the Tribe. Income (loss) before distributions to the Tribe for three months ended March 31, 2008 increased by $9.5 million to $7.0 million, or 21.0% of net revenues, from a loss of $2.5 million, or (7.3)% of net revenues, in the first quarter of 2007.  The significant increase in income before distributions to the Tribe is a direct result of the credit enhancement fee buy-out that resulted in an expense of $10.6 million in the first quarter of  2007.

     Distributions to the Tribe. Distributions to the Tribe for each of the three months ended March 31, 2008 and 2007 were $3.1 million.

Liquidity and Capital Resources

     Since our inception, we have funded our capital expenditures and working capital requirements primarily through debt financing, gaming equipment supplier financing, and other financing and operating cash flow.

    Construction of our Casino and infrastructure improvements commenced on April 1, 2002. The first portion of our gaming facility was completed in September 2002. As of March 31, 2008, we had spent approximately $159.6 million on the planning, development and construction of our gaming facility, infrastructure and furniture, fixtures and equipment, excluding the expansion project. We financed the development with borrowings and development advances.

     As of March 31, 2008, we spent $1.1 million on the development of an approximately 18-acre parcel of land adjacent to the Tribe’s reservation (referred to as the “Dugan Property”) which is expected to include an additional access road to our Casino. We have $4.6 million remaining in a restricted account funded from the proceeds of our Notes Offering for the development of the Dugan Property.

     Our capital expenditures for the three months ended March 31, 2008 and 2007 were $1.0 million and $0.7 million, respectively. The increase in our capital expenditures for 2008 includes purchases of new slot machines as well as the expense from the preliminary stages of an accounting software conversion that we did not have in the first quarter of 2007.

     As of March 31, 2008, we had cash and cash equivalents net of restricted cash of $56.0 million, compared to $46.5 million as of December 31, 2007. As of March 31, 2008, we had restricted cash of $7.4 million, compared to $7.3 million as of December 31, 2007. Our principal source of liquidity during the three months ended March 31, 2008 consisted of cash flow from operating activities. Net cash provided by operating activities for the three months ended March 31, 2008 was $13.3 million, a decrease of $2.8 million, from $16.1 million, in 2007. The decrease in our net cash provided by operations is a result of decreased cash received from gaming winnings and concessions and increased cash paid to suppliers.

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

     Net cash used for capital and related financing activities for the three months ended March 31, 2008 was $1.3 million, compared to $12.8 million, for the three months ended March 31, 2007. The decrease in cash flow used in capital and related financing activities was primarily the result of the credit enhancement fee buyout in the first quarter of 2007.

     Cash flow from investing activities for the three months ended March 31, 2008 was $0.5 million, compared to $0.4 million, for the three months ended March 31, 2007.

     Cash flow used in non-capital financing activities for each of the three months ended March 31, 2008 and 2007 was $3.1 million, respectively.  Cash flow used in non-capital financing activities consisted of distributions to the Tribe.  Since April 1, 2007, our monthly payments to the Tribe have been in the amount of $1.0 million. As of May 2008, our monthly payments to the Tribe have increased to $1.1 million.

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

Contractual Obligations as of March 31, 2008

     Contractual obligations and commitment amounts as of March 31, 2008 have not materially changed from the prior quarter.

Regulation and Taxes

     We are subject to extensive regulation by the tribal gaming agency, the California Gambling Control Commission and the National Indian Gaming Commission. Changes in applicable laws or regulations could have a significant impact on our operations.

     Many of our competitors serve alcoholic beverages on their premises, but we are still awaiting the final outcome of our application for a liquor license.  In September 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on a building code interpretation by a state officer who was later determined to lack jurisdiction to rule on the matter, and which conflicted with a contrary determination by the Tribe’s building code official having jurisdiction. The Tribe appealed and, in May 2005, an Administrative Law Judge ruled for the Tribe and recommended that the ABC reverse itself and approve the license, which the ABC did as of October 2005, pending a hearing on the protests.  After delays for discovery and the setting of a new hearing, the protests were taken under advisement by the Administrative Law Judge.  Meanwhile, the Tribe engaged in negotiations with the major protesters, which included the County of Sonoma, the Alexander Valley Association, several public officials, and a number of individuals.

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”) that will, among other things, settle several long-standing legal disputes between Sonoma County and the Tribe and provide a binding framework for resolving future disputes. The settlement also resolved the County’s and many of the protester’s issues in the ABC matter.    As a result, the County, the officials, the Alexander Valley Association (“AVA”)  and many of the individual protestors withdrew  their  objections to the issuance of the ABC license.     In light of those withdrawals   and with the support of both the County and AVA, the Tribe is now seeking to expedite issuance of an alcohol license.   The ABC has agreed to issue the license subject to the conditions agreed upon in the MOA, and subject to the remaining protests, if any, of the earlier individual protestors who have not yet withdrawn.

Under the MOA, the Tribe agreed to restrict the sale of alcohol to wine and beer between the hours of 10 a.m. and 5 p.m. on weekdays, except for holidays, and to stop serving alcohol altogether at midnight except for Friday and Saturday nights and the nights before holidays. The restrictions may be renegotiated following the first to occur of three years or the opening of a hotel, which is projected to occur within the next 2 to 3 years.

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

     Through March 31, 2008, we had not invested in derivative or foreign currency-based financial instruments.  Additionally, we primarily have invested in short-term, fixed rate debt.  As such, we do not believe we have material exposure to market risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed with, or furnished to the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Operations Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to provide reasonable assurances of achieving its objectives.  The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. See below for discussion of material weaknesses in the Company’s controls over financial reporting.

As of the end of the period covered by our Annual Report for the year ended December 31, 2007, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation and the identification of material weaknesses in internal control over financial reporting, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We have engaged in, and continue to engage in, substantial efforts to address the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures.  We are in the process of remediating its material weakness through the following actions:

1.     Management has increased our reliance on our own technical accounting and reporting resources by purchasing reference materials and subscribing to a service that provides regular updates and research capabilities related to SEC and accounting pronouncements.  Management intends to engage external consultants with appropriate SEC and GAAP expertise to assist in financial statement review, filing of SEC reports, policy and procedure compilation assistance and other related advisory services before the end of the third quarter of 2008.

2.               Management has begun to have bi-weekly meetings with the signing officials to inter-governmental Tribal capital projects and expenses, management is ensuring good communication is maintained between the Authority and the Tribe.  The purpose of these meetings is to gather all data necessary to gain the understanding necessary to account properly for Construction in Progress and inter-governmental expenses prior to the commencement of a contract with a selected vendor for CIP projects and prior to our quarterly or annual closing process.  Management intends to employ a Project Monitor that will work directly with Construction in Progress vendors to monitor actual project costs as compared to budget and to estimate future costs in order to ensure completeness of accrued liabilities.

3.               The Controller is in the process of compiling a detailed closing checklist to ensure reconciliations of significant accounts are performed at a level that will appropriately identify errors.  The checklist will provide detailed steps required to ensure account reconciliations are performed completely and accurately at the close of quarterly and annual filing periods.  Finance and Accounting employees are reviewing reconciliations and are required to sign each step as evidence of the completion of their review.

4.               Management has hired a Senior Financial Analyst with experience in accounting for fixed assets that will be tasked to develop fixed asset policies and procedures, including the fixed asset impairment review procedures, and add needed support to our finance staff to ensure fixed asset accounts are reconciled and reviewed in a timely manner and at a detailed level to ensure completeness and accuracy.

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

Changes to Internal Controls Over Financial Reporting

     There were no changes in the quarter ended March 31, 2008.  We believe that we have implemented controls and procedures to correct the practices that led to certain restatements of our prior financial statements.

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

We and the other named defendants removed the case to the United States District Court for the Northern District of California on April 11, 2008.  On April 15, the court issued an order to show cause why the case should not be remanded to the Sonoma County Superior Court.  We and the other defendants responded to this order on April 29, and Mr. Runyan responded to our response on May 7.  The court has yet to decide whether to remand the case.  On April 18, we and the other defendants filed a motion to dismiss the lawsuit for lack of jurisdiction and failure to state a claim.  Mr. Runyan’s reply to our motion is due June 16, and a hearing on the motion is set for July 10.

Liquor License

Many of our competitors serve alcoholic beverages on their premises, but we our still awaiting the final outcome of our application for a liquor license.  In September 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on a building code interpretation by a state officer who was later determined to lack jurisdiction to rule on the matter, and which conflicted with a contrary determination by  the Tribe’s building code official having jurisdiction. The Tribe appealed and, in May 2005, an Administrative Law Judge ruled for the Tribe and recommended that the ABC reverse itself and approve the license, which the ABC did as of October 2005, pending a hearing on the protests.  After delays for discovery and the setting of a new hearing, the protests were taken under advisement by the Administrative Law Judge.  Meanwhile, the Tribe engaged in negotiations with the major protesters, which included the County of Sonoma, the Alexander Valley Association, several public officials, and a number of individuals.

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”) that will, among other things, settle several long-standing legal disputes between Sonoma County and the Tribe and provide a binding framework for resolving future disputes. The settlement also resolved the County’s and many of the protester’s issues in the ABC matter.    As a result,  the County, the officials, the Alexander Valley Association (“AVA”)  and many of the individual protestors withdrew  their  objections to the issuance of the ABC license.     In light of those withdrawals   and with the support of both the County and AVA, the Tribe is now seeking to expedite issuance of an alcohol license.   The ABC has agreed to issue the license subject to the conditions agreed upon in the MOA, and subject to the remaining protests, if any, of the earlier individual protestors who have not yet withdrawn.

Under the MOA, the Tribe agreed to restrict the sale of alcohol to wine and beer between the hours of 10 a.m. and 5 p.m. on weekdays [except for holidays], and to stop serving alcohol altogether at midnight except for Friday and Saturday nights and the nights before holidays. The restrictions may be renegotiated following the first to occur of three years or the opening of a hotel, which is projected to occur within the next 2 to 3 years.

     We are involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. The Authority believes that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on its results of operations, financial condition or cash flows.

ITEM 1A.               RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Form 10-K other than the following:

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

The greatest competition may come from the proposed Graton Rancheria.  In April 2003, the Federated Indians of the Graton Rancheria, also known as the Coast Miwoks, announced plans to purchase land in Sonoma County near Highway 37 and Lakeville Highway, approximately 20 miles south of our gaming facility and closer to San Francisco. The proposed location would lie directly between our Casino and the majority of the 7 million population base.  The announced plans include construction of a casino-hotel complex that will be managed by Station Casinos, Inc. based in Las Vegas, Nevada.  The proposed facility will house approximately 2,000 slot machines, 120 card tables and bingo, as well as a 300-room hotel, five restaurants and a theater with up to 2,000 seats.  As a result of environmental opposition to the development of such location, the Federated Indians of the Graton Rancheria announced plans to move the proposed casino-hotel complex to a site near Rohnert Park, California. The Rohnert Park City Council has approved an agreement with the Federated Indians of the Graton Rancheria to share with Rohnert Park and various community groups, approximately $200.0 million over 20 years, to offset the impact of the proposed project.  Recently, the federal register has published a notice that the Rohnert Park site for the Graton/Stations casino has been accepted into federal trust on behalf of the tribe. This represents a significant step towards the development of a casino at Rohnert Park.

ITEM 6.                   EXHIBITS

(a)     Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

(b)     Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2008	RIVER ROCK ENTERTAINMENT AUTHORITY
(Registrant)

	By:	/s/ Shawn S. Smyth
Shawn S. Smyth,
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by Shawn S. Smyth, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Joseph R. Callahan, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

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