Form 10-Q
period 2008-06-30
River Rock Entertainment Authority
filed 2008-08-14
CIK 1288924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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
Condensed Balance Sheets- June 30, 2008 and December 31, 2007
Condensed Statements of Revenues, Expenses and Changes in Fund Deficit-Three-Months ended June 30, 2008 and 2007 and Six-Months ended June 30, 2008 and 2007
Condensed Statements of Cash Flows- Six-Months ended June 30, 2008 and 2007
Notes to unaudited Condensed Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures

PART II – OTHER INFORMATION

1.	Legal Proceedings
1A.	Risk Factors
5.	Other Information
6.	Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

CAUTIONARY STATEMENT

Except for the historical financial information contained herein, the matters discussed in this report on Form 10-Q (as well as documents incorporated herein by reference) may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements are based upon current expectations that involve risks and uncertainties and include declarations regarding the intent, belief or current expectations of us and our management and may be signified by the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements, whether as a result of new information, future events, or otherwise. All discussion in this report should be read in conjunction with our financial statements and the accompanying notes contained in this report.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$44,273,897	$46,533,389
Restricted cash-current	466,517	466,517
Accounts receivable	419,018	307,386
Inventories	187,513	153,215
Prepaid expenses and other current assets	1,371,693	1,427,891

Total current assets	46,718,638	48,888,398

RESTRICTED CASH - net of current	6,897,828	6,868,956

PROPERTY AND EQUIPMENT:
Buildings and building improvements	130,104,018	129,642,521
Furniture, fixtures and equipment	32,915,215	29,969,430

Accumulated depreciation	(49,810,924)	(44,460,665)
Construction in progress	18,930,634	9,256,830

Property and equipment-net	132,138,943	124,408,116

DEPOSITS AND OTHER ASSETS	4,083,186	4,339,002

TOTAL ASSETS	$189,838,595	$184,504,472

LIABILITIES AND FUND DEFICIT

CURRENT LIABILITIES:
Accounts payable:
Trade	$3,202,506	$3,563,243
Construction	—	466,517
Accrued liabilities	8,062,072	7,566,821
Current maturities of long-term debt	187,281	213,172

Total current liabilities	11,451,859	11,809,753

LONG-TERM DEBT - net of current maturities	198,886,111	198,747,638

Total long-term liabilities	198,886,111	198,747,638

COMMITMENTS AND CONTINGENCIES

FUND DEFICIT:
Invested in capital assets-net of related debt	(66,934,448)	(74,552,694)
Restricted for capital projects	7,364,345	7,335,473
Unrestricted	39,070,728	41,164,302

Total fund deficit	(20,499,375)	(26,052,919)

TOTAL LIABILITIES AND FUND DEFICIT	$189,838,595	$184,504,472

The accompanying notes are an integral part of these unaudited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN FUND DEFICIT

(Unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2008	2007	2008	2007
REVENUES:
Casino	$34,690,243	$36,214,863	$69,420,783	$71,674,518
Food, beverage & retail	2,170,381	1,799,801	4,069,819	3,514,843
Other	154,114	160,903	302,666	320,662

Gross revenues	37,014,738	38,175,567	73,793,268	75,510,023

Promotional allowances	(3,356,554)	(3,403,337)	(6,962,876)	(6,633,389)

Net revenues	33,658,184	34,772,230	66,830,392	68,876,634

OPERATING EXPENSES:
Casino	4,861,926	4,980,815	9,900,336	10,175,559
Food, beverage & retail	2,505,019	1,414,075	4,229,610	2,856,295
Selling, general and administrative	11,780,781	11,095,648	22,199,136	20,932,208
Depreciation	2,410,403	2,996,689	5,350,259	5,924,765
Credit enhancement fee	—	—	—	11,348,897
Gaming commission and surveillance	853,757	820,394	1,855,900	1,495,798
Compact revenue sharing trust fund	333,750	333,750	667,500	667,500

Total Operating Expenses	22,745,636	21,641,371	44,202,741	53,401,022

INCOME FROM OPERATIONS	10,912,548	13,130,859	22,627,651	15,475,612

OTHER EXPENSE-Net
Interest expense	(5,216,674)	(5,217,465)	(10,433,465)	(10,435,899)
Interest income	266,145	350,534	754,621	718,288
Gain on sale of assets	—	—	—	4,547
Other income (expense) - net	(508)	(185)	(9,175)	(744)

Other expense-net	(4,951,037)	(4,867,116)	(9,688,019)	(9,713,808)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	5,961,511	8,263,743	12,939,632	5,761,804

DISTRIBUTIONS TO TRIBE	(4,263,688)	(3,122,400)	(7,386,088)	(6,182,400)

NET INCOME (LOSS) AFTER DISTRIBUTIONS TO TRIBE	1,697,823	5,141,343	5,553,544	(420,596)

FUND DEFICIT-Beginning of period	(22,197,198)	(39,897,831)	(26,052,919)	(34,335,892)

FUND DEFICIT-End of period	$(20,499,375)	$(34,756,488)	$(20,499,375)	$(34,756,488)

The accompanying notes are an integral part of these unaudited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-Month Period Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$66,718,760	$68,725,531
Cash paid for salaries and benefits	(15,359,495)	(14,269,595)
Cash paid to suppliers	(22,678,247)	(20,339,846)
Cash paid for compact revenue sharing trust fund	(667,500)	(667,500)

Net cash provided by operating activities	28,013,518	33,448,590

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Proceeds from long term financing
Payments of long-term debt	(56,042)	(336,312)
Purchases of property and equipment	(13,547,603)	(2,019,394)
Change in restricted cash	(28,872)	(43,797)
Interest paid	(9,753,995)	(9,756,426)
Credit enhancement fee	—	(12,131,967)
Proceeds from sale of assets	—	33,445
Other	(255,031)	302,064

Net cash used in capital and related financing activities	(23,691,543)	(23,952,387)

CASH FLOW FROM INVESTING ACTIVITIES:
Interest Income	754,621	718,288

CASH FLOW FROM NON-CAPITAL FINANCING ACTIVITIES:
Distributions to Tribe	(7,386,088)	(6,182,400)

CHANGE IN CASH AND CASH EQUIVALENTS	(2,259,492)	4,032,091

CASH AND CASH EQUIVALENTS, Beginning of the period	46,533,389	32,549,001

CASH AND CASH EQUIVALENTS, End of the period	$44,273,897	$36,581,092

The accompanying notes are an integral part of these unaudited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-Month Period Ended June 30,
	2008	2007
RECONCILIATION OF INCOME BEFORE DISTRIBUTIONS TO TRIBE TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Income before Distributions to Tribe	$12,939,632	$5,761,804

Adjustments to reconcile operating income to net cash provided by operating activities:
Depreciation	5,350,259	5,924,765
Interest expense	10,433,465	10,435,899
Interest income	(754,621)	(718,288)
Credit enhancement fee	—	11,348,897
Gain on sale of assets	—	(4,547)
Changes in operating assets and liabilities:
Accounts receivable	(111,632)	(151,103)
Inventories	(34,298)	9,554
Prepaid expenses and other current assets	56,198	68,623
Accounts payable	(360,736)	453,180
Accrued liabilities	495,251	319,806
Total adjustments	15,073,886	27,686,786

NET CASH PROVIDED BY OPERATING ACTIVITIES	$28,013,518	$33,448,590

Acquisition of property and equipment through accounts payable construction	$—	$39,363

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.                             DESCRIPTION OF BUSINESS

River Rock Entertainment Authority (the “Authority”) is a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians (the “Tribe”), a federally recognized Indian tribe. River Rock Casino (the “Casino”) is a governmental development project of the Authority. The Casino offers Class III gaming (as defined by the Indian Gaming Regulatory Act of 1988, as amended) on tribal land located in Geyserville, California. The legal authority for slot machines and table games is provided by the Tribe’s gaming compact with the State of California (the “Compact”), which was entered into in September 1999 and became effective upon approval by the Secretary of Interior on May 5, 2000.  The Compact expires on December 31, 2020.

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

2.                             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Standards—The Authority prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial statements presented are prepared on the accrual basis of accounting from the accounts and financial transactions of the Authority. GAAP requires the Authority to apply all applicable pronouncements of the Governmental Accounting Standards Board (“GASB”). The Authority is also required to follow Financial Accounting Standards Board (“FASB”) Statements and Interpretations, Accounting Principles Board Opinions and Accounting Research Bulletins issued on or before November 30, 1989, unless those pronouncements conflict with or contradict GASB pronouncements.  The Authority is given the option whether to apply all FASB Statements and Interpretations issued after November 30, 1989, except for those that conflict with or contradict GASB pronouncements. Accordingly, the Authority has elected to implement non-conflicting FASB Statements and Interpretations issued after November 30, 1989.

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

The Authority adopted the required provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) on January 1, 2008.  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  There was no material impact to the condensed financial statements upon the adoption of SFAS No. 157.  See Note 7.

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

The Authority adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS No. 159”) on January 1, 2008. SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. Upon adoption, the Authority has not elected to apply SFAS No. 159 to measure selected financial instruments and certain other items; therefore, there was no impact to the financial statements upon adoption of SFAS No. 159. Subsequent to the initial adoption of SFAS No. 159 on January 1, 2008, the Authority has not made any elections during the six months ended June 30, 2008.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Restricted Cash—Restricted cash consists of estimated construction expenses for three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds necessary to develop an approximately 18-acre parcel of land adjacent to the Tribe’s reservation. These funds are held in escrow accounts which are restricted for authorized construction disbursements. These escrow accounts are invested in certificates of deposit, which generate interest on a monthly basis. The FDIC has insured $100,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow account. Restricted cash was $7,364,345 and $7,335,473 at June 30, 2008 and December 31, 2007, respectively.  As of June 30, 2008, restricted cash includes amounts available for construction of $2,763,134 and land development funds of $4,601,211.

Property and Equipment—Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements:	21 years
Furniture, fixtures and equipment:	5 years

The Authority evaluates its property and equipment for impairment in accordance with the FASB’s SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  When events or circumstances indicate that an asset should be reviewed for impairment, the Authority compares the undiscounted cash flows derived from the asset or asset group to the net carrying value. If impairment is indicated, the impairment loss is measured by the amount in which the carrying value of the asset or asset group exceeds its fair value. Fair value is measured by comparable sales, solicited offers or discounted cash flow models. We did not have any recorded impairments in the statement of revenues, expenses and changes in fund deficit for the periods presented.

Deposits and Other Assets—As of June 30, 2008 and December 31, 2007, deposits and other assets include $3,407,990 and $3,918,837 in unamortized bond discount, legal fees and other issuance costs related to the issuance of the Authority’s 9 ¾% Senior Notes due 2011 (the “Senior Notes”) under the Indenture, dated November 7, 2003 (the “Indenture”); $350,485 and $350,485 of deferred financing fees; $103,148 and $41,883 of equipment deposits; $206,097 and $11,372 of performance deposits and $15,900 and $16,425 of rental deposits.  Deferred loan costs are amortized using the effective interest method to interest expense over the term of the related financial arrangement.

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

Accrued Slot Players Club—In accordance with Emerging Issues Task Force Issue No. 00-22, “Accounting for ‘Points’ and Certain Other Time-based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to Be Delivered in the Future,” the Authority has recorded a liability related to prizes and cash incentives earned by the members of our Players Club and have adjusted the liability for the estimated future breakage. The Authority has recorded the cost of the estimated redemption of the liability related to prizes as an operating expense and the estimated redemption of the liability related to cash as promotional allowance in the accompanying statements of revenues, expenses and changes in fund deficit.

Casino Revenues—In accordance with industry practice, the Authority recognizes as Casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive slot jackpots.

Food, Beverage and Retail Revenues—The Authority recognizes as food, beverage and retail revenues the proceeds from its food, beverage and gift shop sales. The Authority continues to distribute non-alcoholic beverages without cost in the gaming area for playing guests.

Other Revenues—Other revenues are comprised of commissions on ATM machine transactions.

Promotional Allowances—The retail value of food and beverages provided to customers without charge or at a discount is included in food, beverage and retail revenues and then deducted as promotional allowances. Such amounts that are included in food, beverage, and retail revenues for the three months ended June 30, 2008 and 2007 were $314,303 and $610,311, respectively.  The amounts included in food, beverage and retail revenues for the six months ended June 30, 2008 and 2007 were $907,489 and $1,176,382, respectively.  The amounts included in Casino revenues are also deducted as promotional allowances.  The distribution of electronic coupons (“e-coupons”) to customers is included in Casino revenues and is also deducted as promotional allowances. The total e-coupons for three months ended June 30, 2008 and 2007 were $2,467,420 and $2,355,193, respectively.  The total e-coupons for the six months ended June 30, 2008 and 2007 were $4,689,710 and $4,583,411, respectively.  The redemption of cash incentives earned by the Players Club members is also recorded as promotional allowances. The cost of cash incentives for the three months ended June 30, 2008 and 2007 was $513,166 and $437,833, respectively, and for the six months ended June 30, 2008 and 2007 was $915,935 and $873,596, respectively.

Food, Beverage and Retail Expenses—Food, beverage and retail expenses included costs associated with food, beverage and retail, excluding amounts reclassified as Casino expenses.  The estimated costs of providing complimentary services are reclassified from food, beverage and retail costs to Casino expenses.  The estimated costs of such complementary services were $999,600 and $1,222,233 for the three months ended June 30, 2008 and 2007, respectively.  The costs of such complimentary services were $1,915,215 and $2,401,941 for the six months ended June 30, 2008 and 2007, respectively.

Advertising Costs—Advertising costs are expensed the first time advertising takes place. Advertising costs included in selling, general and administrative expenses were $2,465,937 and $2,479,432 for the three months ended June 30, 2008 and 2007, respectively.  Advertising costs for the six months ended June 30, 2008 and 2007 were $3,957,138 and $3,643,937, respectively.

Gaming Commission & Surveillance Expenses—The Authority pays for various expenses for the Tribal Gaming Commission and Surveillance.  Tribal Gaming Commission expenses are reported as Gaming Commission and surveillance expense on the statements of revenues, expenses and changes in fund deficit. Gaming Commission and Surveillance expenses for the three months ended June 30, 2008 and 2007 were $853,757 and $820,394, respectively.  For the six months ended June 30, 2008 and 2007, Gaming Commission and surveillance expenses were $1,855,900 and $1,495,798, respectively.

Income Taxes—As a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian tribe, the Authority is a non-taxable entity for purposes of federal and state income taxes.

Distributions to Tribe—Distributions to Tribe are made up of permitted payments under the covenants of the Indenture.  They are included in the statements of revenues, expenses and changes in fund deficit as distributions to Tribe allowed pursuant to the Indenture.  Total distributions to the Tribe for the three months ended June 30, 2008 and 2007 were $4,263,688 and $3,122,400, respectively.  Total distributions to the Tribe for the six months ended June 30, 2008 and 2007 were $7,386,088 and $6,182,400, respectively.

In May 2008, the Authority concluded that it had not previously distributed to the Tribe the maximum allowable amount of service payments that are permitted by the Indenture (the “Service Payments” and each a “Service Payment”). Under the Indenture, the Authority was restricted from being able to make its first Service Payment to the Tribe until the 90th day following the completion of the Expansion Project (as defined in the Indenture).  In April 2005, the Authority made it first Service Payment to the Tribe on the 90th day following the completion of the Expansion Project in the amount of $500,000.  Service Payments are subject to an annual escalation of 4% under the Indenture.  The Authority had applied the 4% escalator on each of the anniversaries of the first Service Payment. However, the Indenture defines Service Payments as “payments to the Tribe by the Authority in an amount of up to $500,000 per month, commencing with the first full month after the date of issuance of the Senior Notes, which amount shall increase by 4% per annum on each anniversary of the first date of such month…”  The Authority has concluded that the escalator should have been applied on the first anniversary of the issuance of the Senior Notes and not on the first anniversary of the completion of the Expansion Project and that, although the Authority was restricted from making the Service Payment by other covenants of the Indenture, the 4% escalator could have been applied to increase the amount of the first permitted Service Payment.  By applying the escalator on each anniversary of the issuance of the Senior Notes, the first permitted Service Payment could have been in the amount of $520,000, not $500,000.  Further, since the Indenture permits the Authority to make Service Payments to the Tribe that it could have, but did not previously make, the Authority has determined to apply the escalator as permitted by the Indenture and calculate the amount that could have been paid to the Tribe but was not by failing to apply the escalator on earliest dates permitted by the Indenture. On May 7, 2008, the Authority issued payment to the Tribe in the amount of $1,008,901 as the amount of Service Payments that could have been paid by applying the escalator on the earliest dates permitted by the Indenture.  Further, the Authority has recalculated the current amount of the permitted monthly Service Payment to be $584,929.28.  In December 2008, the Authority intends to again apply the 4% escalator and increase the monthly Service Payments to $608,326.45.

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

4.                             RELATED PARTIES

The Casino has been constructed on federal land beneficially owned by the Tribe. The Authority does not pay the Tribe for the use of the land.

The Authority pays for various expenses for the following departments operated by the Tribe:  Tribal Gaming Commission, surveillance, plant operations, human resources and warehouse.  These departmental expenses include but are not limited to payroll and related expenses, legal, and other operational expenses.

Total amounts billed by the Tribe to the Casino for these departments, excluding Tribal Gaming Commission and surveillance, were $923,941 and $842,168 for the three months ended June 30, 2008 and 2007, respectively. They are recorded as a component of selling, general and administrative expenses.  Total expenses for these departments were $1,746,567 and $1,608,833 for the six months ended June 30, 2008 and 2007, respectively.

 The Authority pays for various expenses for the Tribal Gaming Commission and surveillance.  Tribal Gaming Commission and surveillance expenses are recorded in Gaming Commission and surveillance expenses on the statements of revenues, expenses and changes in fund deficit.  Gaming Commission and surveillance expenses for the three months ended June 30, 2008 and 2007 were $853,757 and $820,394, respectively.  Gaming Commission and surveillance expenses for the six months ended June 30, 2008 and 2007 were $1,855,900 and $1,495,798, respectively.

The Tribe has incurred expenses on behalf of the Authority that relate to the master planning for the proposed resort and Tribal infrastructure that benefit the Authority. The Authority reimbursed $9,577,678 to the Tribe for these expenses on May 30, 2008. The reimbursed costs consisted primarily of engineering and design costs related to the proposed master plan development, including electrical, HVAC, landscaping, interior design services and consulting fees for legal, branding, feasibility and public relations services. While the Tribe has not made any additional request to the Authority for reimbursement, it may request additional reimbursements from the Authority in the future. While the Authority has no obligation to pay such amounts when requested, and any such reimbursement would need to be approved by management and the Board of Directors of the Authority, there is a possibility that such request for reimbursement may be made by the Tribe. Prior to making any reimbursement payment, the Authority will consider various factors, including, but not limited to, whether the costs incurred were actually related to the master planning, whether such costs are beneficial to the gaming business and expansion plans of the Authority, the reasonableness of such costs, the availability of cash and whether the reimbursement payment is in compliance with the covenants in the Indenture.

Dry Creek Development Corporation is a company wholly-owned by the Tribe which has provided construction and development related services for the Casino.  Invoices totaling $90,659 were forwarded to the Casino for environmental repairs caused by previous construction projects completed during the three month period ending June 30, 2008, of which $12,831 has been paid as of June 30, 2008.  The remaining $77,828 liability will be paid from restricted cash and the related invoices have been forwarded to the Trustee for the Senior Notes (as defined in the Indenture) for processing and payment from restricted cash.

5.                             DEVELOPMENT AND LOAN AGREEMENT

The Tribe entered into a Development and Loan Agreement with Dry Creek Casino, LLC (“DCC”) on August 26, 2001, which has been amended from time to time (as amended, the “Development Agreement”). In consideration of DCC providing credit enhancement and other services under the Development Agreement, the Tribe was obligated to pay DCC a Credit Enhancement Fee (the “Credit Enhancement Fee”). The Credit Enhancement Fee was defined as 20% of the Authority’s net income before distributions to the Tribe plus depreciation and amortization plus annual interest on $25.0 million principal amount of the Senior Notes less revenues from sales of alcoholic beverages. The Credit Enhancement Fee was required to be paid monthly for a period of five years commencing on June 1, 2003.

The Authority had the right to terminate the Development Agreement by exercising a buy-out option (the “Buy-Out Option”) and did so on January 31, 2007.  Subsequently on March 2, 2007, the Authority and DCC signed a mutual agreement to fix the amounts due to DCC in respect of such exercise to the sum of $11.4 million, less the amount paid after the Authority exercised the

Buy-Out Option of $737,491. The net payment of $10,612,509 was made in March 2007 and expensed in full in the three months ended March 31, 2007.  Credit Enhancement Fee expense was $0 and $11,348,897 for the six months ended June 30, 2008 and 2007, respectively.

6.                             CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Operating Accounts	$8,572,199	$6,352,843
Money Market Accounts	5,122,065	3,000,298
Short Term Investments	25,385,138	31,013,947
Cash on hand	5,194,495	6,166,301

Cash and cash equivalents	44,273,897	46,533,389
Restricted cash	7,364,345	7,335,473

Total cash and cash equivalents and restricted cash	$51,638,242	$53,868,862

The Authority’s cash in banks and cash equivalents (the “Investments”) are categorized by level of credit risk assumed by the Authority. Category 1 includes Investments that are insured or registered or for which the Investments are held by the Authority or its agent in the Authority’s name. Category 2 includes uninsured and unregistered Investments for which the Investments are held by the counterparty’s trust department or agent in the Authority’s name. Category 3 includes uninsured and unregistered Investments for which the Investments are held by the counterparty’s agent but not in the Authority’s name. At June 30, 2008, the Authority had $200,000 in Category 1 Investments, $8,372,199 cash in banks, $5,122,065 in money market accounts, $25,385,138 in short-term Investments, which are Category 2 Investments, and $7,264,345 in restricted cash in bank over the FDIC insurance limits, which are Category 3 Investments.  Amounts in Category 2 and Category 3 Investments are invested in short-term, highly liquid cash equivalents and investments.  As of June 30, 2008 and December 31, 2007, these amounts are composed of money market accounts in the amount of $5,122,065 and $3,000,298, respectively, A1/P1 commercial paper and bonds in the amount of $25,385,138 and $31,013,947, respectively.

7.                             FAIR VALUE MEASUREMENTS

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis, under the applicable provisions of SFAS No. 157:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Observable
	June 30,	Identical Items	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Money Market Instruments	$5,122,065	$5,122,065	$—	$—
Certificates of Deposit	—	—
Commercial Paper	25,275,164	25,275,164
Corporate Bonds	109,974	109,974
	$30,507,203	$30,507,203	$—	$—

8.                             PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and June 30, 2008 consisted of the following:

	Balance,			Balance,
	December 31,			June 30,
	2007	Additions	Dispositions	2008

Buildings and improvements	$129,642,521	$461,497	$—	$130,104,018
Furniture, fixtures and equipment	29,969,430	2,945,785		32,915,215
Less accumulated depreciation	(44,460,665)	(5,350,259)	—	(49,810,924)
	115,151,286	(1,942,977)		113,208,309
Construction in progress	9,256,830	9,673,804	—	18,930,634
Property and equipment—net	$124,408,116	$7,730,827	$—	$132,138,943

Construction in progress consists of payments or amounts owed to various vendors related to the Authority’s master plan development and land improvements. Substantially all of the Authority’s personal property is pledged as collateral to secure its debt.  At June 30, 2008 and 2007, the Authority had $415,640 and $376,840 in capital lease assets with related accumulated depreciation of $244,698 and $155,103, respectively.

9.                             ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

Accrued in-house progressive slot jackpots	$1,402,664	$1,081,121
Accrued payroll and related benefits	2,599,748	2,296,131
Accrued interest	3,250,000	3,250,000
Accrued other expenses	809,660	939,569
Total accrued liabilities	$8,062,072	$7,566,821

10.                      LONG-TERM DEBT

Long-term debt consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

9-3/4% Senior Notes, net of unamortized issue discount of $1,124,163 and $1,292,789. Due 2011.	$198,875,837	$198,707,212
Lease obligations	197,555	253,598
Total Long-Term Debt	199,073,392	198,960,810
Less: current portion	(187,281)	(213,172)

Total long-term debt - net of current maturities	$198,886,111	$198,747,638

On November 7, 2003, the Authority issued the Senior Notes. The proceeds were utilized to fund an expansion project, which included three parking structures, related infrastructure improvements, repayment of various debt and advances and fund payment of various accruals and payables, as well as to increase cash on hand. The proceeds were also utilized to fund a land purchase and settle litigation.  The Senior Notes are collateralized by a first priority pledge of the Authority’s revenue and substantially all of the existing and future tangible and intangible personal property. The Authority may redeem the Senior Notes, in whole or in part, at a redemption price that is at a premium to the principal amount of the Senior Notes (expressed as percentages of principal amount), plus accrued and unpaid interest.

11.                      LEASES

The Authority leases a Sprung structure, which is accounted for as an operating lease. Since the expiration of the lease on August 17, 2007, the Authority has maintained the lease payments on a month to month basis.  The monthly lease fee is $36,230 per month.  The lease expense was $108,690 and $108,690 for the three months ended June 30, 2008 and June 30, 2007, respectively.

On February 21, 2007, the Authority entered into a one year operating lease for office and promotional space commencing February 21, 2007 and expiring February 20, 2008.  The monthly lease fee was $600 per month.  On February 21, 2008, the Authority extended the lease for three years, commencing on February 21, 2008 and expiring on February 20, 2011.  The extended lease fee is $625 per month for the first year, with adjustments for the Consumer Price Index, and property taxes in the second and third years.

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

On July 31, 2005, the Authority entered into a thirty six month capital lease to purchase 13 Multi-deck shufflers in the amount of $88,307.  The capital lease is at 4.80% interest with monthly lease fees of $2,640 and a $1 buyout at the end of the lease term. We made the final lease payment in July 2008.

On July 31, 2005, the Authority entered into a thirty six month capital lease to purchase 6 King shufflers in the amount of $61,422.  The capital lease is at 7.09% interest with monthly lease fees of $1,899 and a $1 buyout at the end of the lease term. We made the final lease payment in July 2008.

On July 31, 2005, the Authority entered into a thirty six month capital lease to purchase 4 Ace shufflers in the amount of $45,283.  The capital lease is at 7.09% interest with monthly lease fees of $1,400 and a $1 buyout at the end of the lease term.  We made the final lease payment in July 2008.

On April 25, 2006, the Authority entered into a thirty six month capital lease to purchase 5 Deck Mate Poker shufflers in the amount of $61,827.  The capital lease is at 7.92% interest with monthly lease fees of $1,937 and a $1 buyout at the end of the lease term.

On August 1, 2006 the Authority entered into a thirty six month capital lease to purchase 2 licenses to operate Pai Gow poker tables in the amount of $38,800.  The capital lease is at 4.26% interest with monthly lease fees of $1,150 and a $1 buyout at the end of the lease term, expiring July 31, 2009.

Lease expenses were $62,379 and $117,139 for the three months ended June 30, 2008 and 2007, respectively, and $124,899 and $259,856 for the six months ended June 30, 2008 and 2007, respectively.  Lease expenses are included in General and

Administrative expenses in the accompanying statements of revenues, expenses and changes in fund deficit.

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

We and the other named defendants removed the case to the United States District Court for the Northern District of California on April 11, 2008.  On August 8, 2008, the court remanded the case to the Sonoma County Superior Court.  We and the other defendants have 30 days from the date the Superior Court receives the file in which to respond.

County of Sonoma and Dry Creek Rancheria Band of Pomo Indians “Memorandum of Agreement” (MOA)

In September 2004, the Department of Alcoholic Beverage Control (“ABC”) denied the Tribe’s application for a liquor license based on a building code interpretation by a state officer who was later determined to lack jurisdiction to rule on the matter, and which conflicted with a contrary determination by the Tribe’s building code official having jurisdiction. The Tribe appealed and, in May 2005, an Administrative Law Judge ruled for the Tribe and recommended that the ABC reverse itself and approve the liquor license, which the ABC did as of October 2005, pending a hearing on the protests.  After delays for discovery and the setting of a new hearing, the protests were taken under advisement by the Administrative Law Judge.  Meanwhile, the Tribe engaged in negotiations with the major protesters, which included the County of Sonoma, the Alexander Valley Association (the “AVA”), several public officials, and a number of individuals.

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”) that is intended to settle several long-standing legal disputes between Sonoma County and the Tribe and provides a binding framework for resolving future disputes. The settlement also resolved the County’s and many of the protester’s issues in the ABC matter.  As a result, the County, the officials, the AVA and many of the individual protestors withdrew their  objections to the issuance of the liquor license.  On May 28, 2008, the Tribe was issued a liquor license.

Under the MOA, the Tribe agreed to restrict the sale of alcohol to wine and beer between the hours of 11 a.m. and 5 p.m. on weekdays, except for holidays, and to stop serving alcohol altogether at midnight except for Friday and Saturday nights and the nights before holidays. The Tribe has also agreed not to serve liquor on the Casino floor, although patrons may bring drinks purchased at the restaurant or bars on to the Casino floor.  The restrictions may be renegotiated following the first to occur of three years or the opening of a hotel, which is projected to occur within the next 2 to 3 years.

We are involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. The Authority believes that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on its results of operations, financial condition or cash flows.

13.                      COMPACT REVENUE SHARING TRUST FUND

The Compact requires the Authority to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $333,750 and $333,750 for the three months ended June 30, 2008 and 2007, respectively, $667,500 and $667,500 for the six months ended June 30, 2008 and 2007, respectively.

14.                      COMMITMENTS AND CONTINGENCIES

The Authority is an unincorporated instrumentality of the Tribe formed pursuant to an adopted law of the Tribe. While the Authority is not a separate corporation or other legal entity distinct from the Tribe, this tribal law allows the Authority to own and operate its business. This tribal law also provides that the Authority’s obligations and other liabilities are not those of the Tribe and that the obligations and liabilities of the Tribe are not those of the Authority. This law is untested and generally has no direct counterpart in other areas of the law. If this law should prove to be ineffective at limiting the Authority’s liability, the Authority’s business and assets could become subject to claims asserted against the Tribe or its assets. Similarly, the Authority would be liable for such claims if the Tribe waived its sovereign immunity to an extent that allowed enforcement of such claims against the Authority’s business or assets.

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”) that is expected to settle several long-standing legal disputes between Sonoma County and the Tribe and provide a binding framework for resolving future disputes.  Pursuant to the MOA, the Tribe has agreed to pay the County up to $75 million in mitigation fees over the next 12 years to offset the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and to support the services being provided by the County.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in the County. Such in lieu fees could total as much as $25 million during the term of the MOA.

15.  SUBSEQUENT EVENTS

Master Utilities Ordinance:  On July 19, 2008, the Tribal Council of the Tribe adopted a master utilities ordinance (the “Master Utilities Ordinance”).  It provides for the assessment by the Tribe against the Tribe’s casino operations (currently operated by the Authority) of certain fees for actual municipal services, products or benefits rendered by the tribe which are reasonably necessary or desirable to the operation of the Casino, including water, wastewater treatment, road and bridge use and related infrastructure, including hillside stabilization and related infrastructure, telecommunications transmission and sanitation services, and related maintenance and debt service.  Before the adoption of the Master Utilities Ordinance, the Tribe had imposed on and collected from the Authority fees for municipal and other services reasonably necessary for its operation of the Casino under less formal departmental policies and procedures of the Tribe.  The Master Utilities Ordinance was filed as an exhibit to our Form 8-K on July 24, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report.

Overview

We are an unincorporated governmental instrumentality of the Tribe that owns and operates the Casino.  We offer Class III slot and video poker gaming machines, house banked table games (including Blackjack, Three card poker, Mini-baccarat and Pai Gow poker), Poker, featuring Texas Hold’em, comprehensive food and beverage offerings and goods for sale in our gift shop.

Critical Accounting Policies and Estimates

We have identified certain critical accounting policies and estimates that affect our more significant judgments and estimates used in the preparation of our financial statements. The preparation of our financial statements, in conformity with GAAP, requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate those estimates, including those related to asset impairment, accruals for our promotional slot club, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements:

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

Buildings and improvements:	21 years
Furniture, fixtures and equipment:	5 years

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

• Contingencies – We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of June 30, 2008, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

• Fair Value Measurements - The Authority adopted the required provisions of SFAS No. 157 on January 1, 2008. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. There was no material impact to the condensed financial statements upon the adoption of SFAS No. 157.

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

The Authority adopted the provisions of SFAS No. 159 on January 1, 2008. SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. Upon adoption, the Authority has not elected to apply SFAS No. 159 to measure selected financial instruments and certain other items; therefore, there was no impact to the financial statements upon adoption of SFAS No. 159. Subsequent to the initial adoption of SFAS No. 159 on January 1, 2008, the Authority has not made any elections during the six months ended June 30, 2008.

Accounting Standards – There are differences between financial statements prepared in accordance with GASB pronouncements and those prepared in accordance with FASB pronouncements. The statements of revenues, expenses and changes in fund deficit are a combined statement under GASB pronouncements. FASB pronouncements allow a statement of income or operations and a statement of owners’ or shareholders’ (deficit) equity, which is where distributions to owners would be presented under FASB pronouncements. The amount shown on our statements of revenues, expenses and changes in fund deficit as income before distributions to the Tribe, would not be different if we followed all FASB pronouncements to determine net income, and would be the most comparable amount to net income computed under FASB pronouncements. We are an unincorporated instrumentality created by tribal law and accounted for as a separate fund of the Tribe.  As such, there is no owners’ or shareholders’ (deficit) equity as traditionally represented under FASB pronouncements. The most comparable measure of owners’ (deficit) equity presented on our balance sheet would be Fund Deficit.

Results of Operations

Comparison of the three months ended June 30, 2008 and 2007

Net revenues. Net revenues for the three months ended June 30, 2008 decreased by $1.1 million to $33.7 million, from $34.8 million, for the three months ended June 30, 2007.  The decrease in net revenues is attributable to the industry-wide slow down in the gaming and entertainment industry during the second quarter of 2008.  Approximately 97.1% of our net revenues, net of promotional allowances, were from our gaming activities in the second quarter of 2008. We generated $27.6 million, or 85.2% of our net revenues, from gaming devices, net of respective promotional allowances of $3.3 million, and $3.6 million, or 11.4% of our net revenues, from table games, net of promotional allowances of $0.1 million for the three months ended June 30, 2008, compared to $28.9 million from gaming devices, or 86.0% of our net revenues, net of respective promotional allowances of $3.4 million, and $3.5 million, or 10.8% of net revenues, from table games, net of respective promotional allowances of $80,034 for three months ended June 30, 2007. Our win per slot machine per day was $174 in the three months ended June 30, 2008, which decreased by $39 from $213 in the three months ended June 30, 2007.  The decrease in net win per machine per day is attributable to the general market slow down mentioned above.

We generated $1.9 million, net of promotional allowance of $0.3 million, in food, beverage and retail sales for the three months ended June 30, 2008, compared to $1.3 million, net of promotional allowances of $0.5 million, in food, beverage and retail sales for the three months ended June 30, 2007.  The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Revenues from food, beverage and retail sales increased for the three months ended June 30, 2008 as compared to June 30, 2007, due largely to strategic price increases and increased advertising and promotional items offered.

Additional promotional allowances include Players Club points of $2.5 million for the three months ended June 30, 2008 and $4.6 million for the six months ended June 30, 2008.

Promotional allowances. Promotional allowances for the three months ended June 30, 2008 were $3.4 million, or 9.8% of net revenues, compared to $3.4 million, or 9.4% of net revenues, for the three months ended June 30, 2007.

Operating expenses. Operating expenses for the three months ended June 30, 2008 were $22.7 million, or 67.6% of net revenues, compared to $21.6 million, or 62.2% of net revenues, for the three months ended June 30, 2007. The increase in operating expenses is primarily due to marketing initiatives partially offset by management programs that were initiated to reduce unnecessary expenses to adjust for the slow down in the general market.

Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the cost of complimentary activities. Casino expense for the three months ended June 30, 2008 and 2007 remained constant at $5.0 million. Casino expense as a percentage of Casino revenues, net of promotional allowances, decreased by 0.7% from 16.3% to 15.6% for the three months ended June 30, 2008, due to management programs to reduce expenses that more than offset decreased revenues.

Food, beverage and retail expense for the three months ended June 30, 2008 was $2.5 million, or 182.6%, food, beverage and retail revenue, net of promotional allowances, compared to $1.4 million, or 204.2%, of food, beverage and retail revenue, net of promotional allowances for the three months ended June 30, 2007. Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.  The decrease in food, beverage and retail expenses as percentage of food, beverage and retail revenues, net of promotional allowances, for the three months ended June 30, 2008, results from rising food costs and the start of alcohol sales.

Selling, general and administrative expense for the three months ended June 30, 2008 increased by $0.7 million to $11.8 million, or 35% of net revenues, from $11.1 million, or 31.9% of net revenues, for the three months ended June 30, 2007.

Depreciation expense for three months ended June 30, 2008 and 2007 was $2.4 million and $3.0 million, respectively.  Depreciation expense was computed using the straight-line method over the useful life of property, plant and equipment. Now that the casino is over five years old, much of its original equipment has been fully depreciated.

Gaming Commission and surveillance expense for the three months ended June 30, 2008 and 2007 was $0.9 million and $0.8 million, respectively.

The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Authority. Revenue sharing trust fund fees assessed were $0.3 million for the three months ended June 30, 2008 and 2007, respectively.

Income from operations. Income from operations for the three months ended June 30, 2008 was $10.9 million, or 32.4% of net revenues, compared to $13.1 million, or 37.8% of net revenues, for the three months ended June 30, 2007.  The decrease in income from operations is attributable to the industry-wide slow down in the gaming and entertainment industry.

Other expense, net. Other expense, net for the three months ended June 30, 2008 was $5.0 million, or 14.1% of net revenues, compared to $4.9 million or 16.1% of net revenues, for the three months ended June 30, 2007.  Other expense, net included $5.2 million of interest expense for the three months ended June 30, 2008, compared to $5.2 million of interest expense for the three months ended June 30, 2007.  No interest costs were capitalized in 2008 or 2007.

Income before distributions to the Tribe. Income before distributions to the Tribe for the three months ended June 30, 2008 decreased by $2.3 million to $6.0 million, or 23.8% of net revenues, from $8.3 million, or 13.5% of net revenues, for the three months ended June 30, 2007.

Distributions to the Tribe. Distributions to the Tribe for the three months ended June 30, 2008 increased by $1.1 million to $4.2 million, compared to $3.1 million, for the three months ended June 30, 2007. In May 2008, the Authority concluded that it had not previously distributed to the Tribe the maximum allowable amount of service payments that are permitted by the Indenture (the “Service Payments” and each a “Service Payment”). Under the Indenture, the Authority was restricted from being able to make its first Service Payment to the Tribe until the 90th day following the completion of the Expansion Project (as defined in the Indenture).  In April 2005, the Authority made it first Service Payment to the Tribe on the 90th day following the completion of the Expansion Project in the amount of $500,000.  Service Payments are subject to an annual escalation of 4% under the Indenture.  The Authority had applied the 4% escalator on each of the anniversaries of the first Service Payment. However, the Indenture defines Service Payments as “payments to the Tribe by the Authority in an amount of up to $500,000 per month, commencing with the first full month after the date of issuance of the Senior Notes, which amount shall increase by 4% per annum on each anniversary of the first date of such month…”  The Authority has concluded that the escalator should have been applied on the first anniversary of the issuance of the Senior Notes and not on the first anniversary of the completion of the Expansion Project and that, although the Authority was restricted from making the Service Payment by other covenants of the Indenture, the 4% escalator could have been applied to increase the amount of the first permitted Service Payment.  By applying the escalator on each anniversary of the issuance of the Senior Notes, the first permitted Service Payment could have been in the amount of $520,000, not $500,000.  Further, since the Indenture permits the Authority to make Service Payments to the Tribe that it could have, but did not, previously make, the Authority has determined to apply the escalator as permitted by the Indenture and calculate the amount that could have been paid to the Tribe but was not by failing to apply the escalator on earliest dates permitted by the Indenture. On May 7, 2008, the Authority issued payment to the Tribe in the amount of $1,008,901 as the amount of Service Payments that could have been paid by applying the escalator on the earliest dates permitted by the Indenture.  Further, the Authority has recalculated the current amount of the permitted monthly Service Payment to be $584,929.28.  In December 2008, the Authority intends to again apply the 4% escalator and increase the monthly Service Payments to $608,326.45.

Comparison of the six months ended June 30, 2008 and 2007

Net revenues. Net revenues for the six months ended June 30, 2008 decreased by $2.1 million to $66.8 million, from $68.9 million, for the six months ended June 30, 2007. The decrease in net revenues is attributable to the industry-wide slow down in the gaming and entertainment industry during the three months ended June 30, 2008.  Approximately $54.9 million, or 82.0% of our net revenues, were from gaming devices, net of respective promotional allowances of $6.9 million, and $3.6 million, or 11.85% of our net revenues, were from table games, net of promotional allowance of $0.1 million, for the six months ended June 30, 2008, compared to $57.5 million from gaming devices, or 86.3% of our net revenues, net of respective promotional allowances of $6.6 million, and $7.6 million from table games, net of respective promotional allowances of $0.1 million, or 11.1% of our net revenues, for the six months ended June 30, 2007. Our win per slot machine per day was $161 in the first six months of 2008, which decreased by $26 from $187, in the first six months of 2007. The decrease in net win per machine per day is attributable to the general market slow down in our industry.

We generated $3.1 million, net of promotional allowance of $1.0 million, for the six months ended June 30, 2008 and $2.5 million, net of promotional allowances of $1.0 million, in food, beverage and retail sales for the six months ended June 30, 2007.  The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Revenues from food, beverage and retail sales increased for the six months ended June 30, 2008 as compared to June 30, 2007, due largely to strategic price increases and increased advertising and promotional items offered.

Promotional allowances. Promotional allowances for the six months ended June 30, 2008 were $7.0 million, or 10.4% of net revenues, compared to $6.6 million, or 9.6% of net revenues for the six months ended June 30, 2007. The increase in promotional allowances is attributable to the expanded use of e-coupons.  E-coupons cannot be cashed out and requires the patron to use their Players Club card.  The increase in e-coupons can be attributed to the shift of promotional incentives from cash to e-coupons.

Operating expenses. Operating expenses for the six months ended June 30, 2008 were $44.2 million, or 66.1% of net revenues, compared to $53.4 million, or 77.5% of net revenues, for the six months ended June 30, 2007. The decrease in operating expenses is primarily due to no longer having to pay the credit enhancement fee in the six months ended June 30, 2008 and expensing $10.6 million representing the credit enhancement fee buy-out in the six months ended June 30, 2007 as more fully described below.

Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the cost of complimentary activities. Casino expense for the six months ended June 30, 2008 decreased by $0.3 million, or 0.1% of Casino revenue to $9.9 million, net of promotional allowances, from $10.2 million, or 12.8% of Casino revenues, net of promotional allowances, for the six months ended June 30, 2007.

Food, beverage and retail expense for the six months ended June 30, 2008 was $4.2 million, or 133.7% of food, beverage and retail revenue, net of promotional allowances, compared to $2.9 million, or 148.4% of food, beverage and retail revenue, net of promotional allowances, for the six months ended June 30, 2008. Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income. The increase in food, beverage, and retail costs is attributable to an increase in sales and a new liquor licence.

Selling, general and administrative expense for the six months ended June 30, 2008 increased by $1.3 million to $22.2 million, or 33.2% of net revenues, from $20.9 million, or 9.7% of net revenues, for six months ended June 30, 2007.  The increase in selling, general and administrative expense is attributable to increases in advertising and promotional costs.

Depreciation expense for the six months ended June 30, 2008 and 2007 was $5.4 million and $5.9 million, respectively.  Depreciation expense was computed using the straight-line method over the useful life of property, plant and equipment. The decrease in depreciation expense is due to the full depreciation of certain assets purchased in early 2003.

The Credit Enhancement Fee was $0 for the six months ended June 30, 2008, compared to $11.4 million, or 5.6% of net revenues, for the six months ended June 30, 2007.  The decrease is due to the termination of the Development Agreement pursuant to the Authority’s exercise of the buy-out option on January 31, 2007.  On March 2, 2007, we signed an agreement with DCC to fix the amounts due DCC in respect of such exercise to the sum of $11.4 million, less the amount paid after we exercised the buy-out option of $0.7 million. The net payment of $10.6 million was made in March 2007 and expensed in full in the first quarter of 2007.

Gaming Commission and surveillance expense for the six months ended June 30, 2008 and 2007 was $1.9 million and $1.5 million, respectively.  The Gaming Commission is reimbursed in full by the Authority for all expenses related to the regulation of the Casino.

The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $0.7 million for the six months ended June 30, 2008 and 2007, respectively.

Income from operations. Income from operations for the six months ended June 30, 2008 was $22.6 million, or 33.9% of net revenues, compared to $15.4 million, or 22.5% of net revenues, for the six months ended June 30, 2007.  The increase in income from operations is attributable to the elimination of the Credit Enhancement Fee for 2008.

Other expense, net. Other expense, net for the six months ended June 30, 2008 was $9.7 million, or 14.1% of net revenues, unchanged from $9.7 million, or 16.1% of net revenues, for the six months ended June 30, 2007.  Other expense, net included $0.7 million of interest income for the six months ended June 30, 2008, compared to $0.7 million of interest income, for the six months ended June 30, 2007.  No interest costs were capitalized in 2008 or 2007.

Income before distributions to the Tribe. Income before distributions to the Tribe for the six months ended June 30, 2008 increased by $7.2 million to $12.9 million, or 19.4% of net revenues, from $5.8 million, or 8.4% of net revenues, for the six months ended June 30, 2007.

Distributions to the Tribe. Distributions to the Tribe for the six months ended June 30, 2008 increased by $1.2 million to $7.4 million, compared to $6.2 million, for the six months ended June 30, 2007. The increase is due to annual increases in the Service Payments permitted by the Indenture and a one-time catch up distribution to the Tribe of $1.0 million of Service Payments that could have been previously distributed to the Tribe.

Liquidity and Capital Resources

Since our inception, we have funded our capital expenditures and working capital requirements primarily through debt financing,

gaming equipment supplier financing, other financing and operating cash flow.

As of June 30, 2008, we spent $1.2 million on the development of an approximately 18-acre parcel of land adjacent to the Tribe’s reservation (referred to as the “Dugan Property”) which is expected to include an additional access road to our Casino. We have $4.6 million remaining in a restricted account funded from the proceeds of our Senior Notes for the development of the Dugan Property.

Our capital expenditures for the six months ended June 30, 2008 and 2007 were $13.5 million and $2.0 million, respectively.  This increase is attributable to a May 2008 payment of $9.6 million to reimburse costs paid by the Tribe for engineering and design costs related to the proposed master plan development, including electrical, HVAC, landscaping, interior design services and consulting fees for legal, branding, feasibility and public relations services.  Other capital expenditures included the new accounting system, new slot machine purchases and the costs associated with the establishment of our new Geyserville offices.

As of June 30, 2008, we had cash and cash equivalents, net of restricted cash of $44.3 million, compared to $46.5 million, as of December 31, 2007. As of June 30, 2008, we had restricted cash of $7.4 million, compared to $7.3 million, as of December 31, 2007. Our principal source of liquidity during the six months ended June 30, 2008 consisted of cash flow from operating activities. Net cash provided by operating activities for the six months ended June 30, 2008 was $28.0 million, a decrease of $5.4 million, from $33.4 million in 2007.

Restricted cash consists of net proceeds from the Senior Notes and investment earnings thereon set aside in construction financing accounts for construction costs for the three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds for the development of the Dugan Property. Our restricted cash is held in escrow accounts that can only be used for authorized construction disbursements until the related projects are completed.

Net cash used for capital and related financing activities for the six months ended June 30, 2008 was $23.6 million, compared to $24.0 million, for the six months ended June 30, 2007. This increase was primarily attributable to payments made to the Tribe for infrastructure improvements offset by the elimination of the requirement to pay the Credit Enhancement Fee.

Cash flow from investing activities for the six months ended June 30, 2008 increased by $0.1 million to $0.8 million, from $0.7 million, for the six months ended June 30, 2007.

Cash flow used in non-capital financing activities for the six months ended June 30, 2008 was $7.4 million, an increase of $1.2 million, from $6.2 million, for the six months ended June 30, 2007.  Cash flow used in non-capital financing activities consisted of distributions to the Tribe.  The increase is due to annual increases in the Service Payments permitted by the Indenture and a one-time catch up distribution to the Tribe of $1.0 million of Service Payments that could have been previously distributed to the Tribe.

We believe the existing cash balances, cash from operations, as well as permitted disbursements from our restricted cash escrow accounts will provide adequate funds for our working capital needs and debt service requirements for the foreseeable future.  We anticipate that funding for future capital expenditures and expansions will derive from additional third party financing.  However, our ability to fund our operations, make capital expenditures, make scheduled debt payments and refinance our indebtedness depends on our future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Additionally, the Indenture limits our ability to incur additional indebtedness.

Last year we and the Tribe announced plans to build a destination resort, which plans are more fully described in our Form 8-K dated June 28, 2007, and exhibits listed therein.  The proposed project includes the construction of a casino, hotel and spa, several food and beverage venues, administrative facilities, a garden and terrace plaza, a retail area, and back of house facilities. The proposed project includes three above-ground levels and a hotel tower (up to eight levels) and two below-ground levels.  We do not currently have adequate liquidity or cash flow to finance the project as proposed.  We will consider various sources of liquidity to finance the first phase of the proposed project.

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into the MOA that, among other things, settled several long-standing legal disputes between Sonoma County and the Tribe, and will provide a binding framework for resolving future disputes.  The MOA enables the Tribe to move forward with its proposed resort development project, including a new and expanded “Tuscan-themed” casino and hotel with luxury resort amenities.  A copy of the MOA was filed as an exhibit to the Authority’s Form 10-K for the fiscal year ending December 31, 2007.  Under the MOA, the County agreed to drop its opposition to the Tribe’s application for a liquor license and on May 29, 2008, the California Department of Alcoholic Beverage Control issued a liquor license to our gaming and entertainment facility.  However, the Tribe has agreed to restrict the sale of alcohol to wine and beer between the hours of 11 a.m. and 5 p.m. on weekdays, and to stop serving alcohol altogether at midnight except for Friday and Saturday nights and the nights before holidays. The Tribe has also agreed not to serve liquor on the Casino floor, although patrons may bring drinks purchased at the restaurant or bar on to the Casino floor. The restrictions may be renegotiated following the first to occur of the three year anniversary of the MOA or the opening of a hotel, which is anticipated to occur within the next two to three years.  In addition, the MOA commits the County Sheriff’s Department and Fire Marshall to provide public safety and fire services to the Casino and the Tribe’s future gaming projects on the reservation and provides detailed agreements on off-reservation impact mitigation measures.  Pursuant to the MOA, the County withdrew its opposition to the Tribe’s application to take into trust an approximately 18-acre parcel of land adjacent to the Tribe’s reservation (the “Dugan Property”).  Previously, the trust application had been approved by the Department of the Interior, which approval had been opposed by the County.  Pursuant to the MOA, the Tribe has agreed to pay the County $75 million in mitigation fees over the next 12 years, subject to adjustment under certain circumstances described in the MOA, to offset the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and to support the services being provided by the County.  An initial payment of $3.0 million has been made, with an additional $4.5 million due on September 30, 2008 and $2.8 million on June 30, 2009.  In addition, the Tribe has agreed to pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental charges collected on occupied hotel rooms.  Such fees are required to be paid quarterly until five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State.

Contractual Obligations as of June 30, 2008

Contractual obligations and commitment amounts as of June 30, 2008 have not materially changed from the prior quarter.

Regulation and Taxes

We are subject to extensive regulation by the Tribes Gaming Commission, the California Gambling Control Commission and the National Indian Gaming Commission. Changes in applicable laws or regulations could have a significant impact on our operations.

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

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”).  The MOA commits the County Sheriff’s Department and Fire Marshall to provide public safety and fire services to the Casino and the Tribe’s future gaming projects on the reservation and provides detailed agreements on off-reservation impact mitigation measures.  Pursuant to the MOA, the County withdrew its opposition to the Tribe’s application to take into trust an approximately 18-acre parcel of land adjacent to the Tribe’s reservation (the “Dugan Property”).  Previously, the trust application had been approved by the Department of the Interior, which approval had been opposed by the County.  Pursuant to the MOA, the Tribe has agreed to pay the County $75 million in mitigation fees over the next 12 years, subject to adjustment under certain circumstances described in the MOA, to offset the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and to support the services being provided by the County.  An initial payment of $3.0 million has been made, with an additional $4.5 million due on September 30, 2008 and $2.8 million on June 30, 2009.  In addition, the Tribe has agreed to pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental charges collected on occupied hotel rooms.  Such fees are required to be paid quarterly until five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State.

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

Through June 30, 2008, we had not invested in derivative or foreign currency-based financial instruments.  Additionally, we primarily have invested in short-term, fixed rate debt.  As such, we do not believe we have material exposure to market risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed with, or furnished to the Securities Exchange Commission, (the “SEC”) pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Operations Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to provide reasonable assurances of achieving its objectives.  The Authority carried out an evaluation, under the supervision and with the participation of the Authority’s management, including the Authority’s Chief Executive Officer and Chief Financial Officer of the Authority’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon such evaluation, the Authority’s Chief Executive Officer and Chief Financial Officer concluded that the Authority’s disclosure controls and procedures are not effective in timely alerting them to information relating to the Authority required to be included in the Authority’s Exchange Act reports. See below for discussion of material weaknesses in the Authority’s controls over financial reporting.

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

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We have engaged in, and continue to engage in, substantial efforts to address the material weaknesses in our internal controls over financial reporting and the ineffectiveness of our disclosure controls and procedures.  We are in the process of remediating these material weaknesses through the following actions:

1.     We have increased our reliance on our own technical accounting and reporting resources by purchasing reference materials and subscribing to a service that provides regular updates and research capabilities related to SEC and accounting pronouncements.  We intend to engage external consultants with appropriate SEC and GAAP expertise to assist in financial statement review, filing of SEC reports, policy and procedure compilation assistance and other related advisory services before the end of the fourth quarter of 2008.

2.     We have commenced bi-weekly meetings with certain key employees and executives of the responsible inter-governmental Tribal capital projects and expenses, in order to develop strategies so that improved communication is maintained between the Authority and the Tribe.  The primary purpose of these meetings is to gather all data necessary to gain the understanding necessary to account properly for Construction in Progress (“CIP”) and inter-governmental expenses prior to the commencement of a contract with a selected vendor for CIP projects and prior to our quarterly or annual closing process. We intend to employ a Project Monitor that will work directly with CIP vendors to monitor actual project costs as compared to budget and to estimate future costs in order to ensure completeness of accrued liabilities.

3.     The accounting department is in the process of compiling a detailed closing checklist so that reconciliations of significant accounts are performed at a level that will appropriately identify errors.  The checklist is intended to provide detailed steps to be followed so that account reconciliations are performed completely and accurately at the close of quarterly and annual filing periods.  Finance and Accounting employees are reviewing reconciliations and are required to sign each step as evidence of the completion of their review.

4.     We have hired a Senior Financial Analyst with experience in accounting for fixed assets, who will be tasked to develop fixed asset policies and procedures, including the fixed asset impairment review procedures.  It is intended that the Senior Financial

Analyst will add needed support to our finance staff to ensure fixed asset accounts are reconciled and reviewed in a timely manner and at a detailed level to ensure completeness and accuracy.

The foregoing initiatives are designed to enable us to improve our internal controls over financial reporting.  Management is committed to continuing efforts aimed at fully achieving an operationally effective system of internal controls.  The remediation efforts noted above are subject to our internal control assessment, testing and evaluation process.

Changes to Internal Controls Over Financial Reporting

There were changes in the quarter ended June 30, 2008 as listed above.  We believe that we have implemented controls and procedures to correct the practices that led to certain restatements of our prior financial statements.

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

We and the other named defendants removed the case to the United States District Court for the Northern District of California on April 11, 2008.  On August 8, 2008, the court remanded the case to the Sonoma County Superior Court.  We and the other defendants have 30 days from the date the Superior Court receives the file in which to respond.

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

The gaming industry is very competitive. We face or will face competition from existing and proposed California Indian gaming facilities in the surrounding area, and elsewhere in California, and with casino gaming in Nevada, including gaming facilities that could be located closer to the San Francisco Bay area. We also compete with card rooms located in the surrounding area, and other forms of gaming that are legal in California, including on and off-track wagering and the California State Lottery, as well as with non-gaming leisure activities.  The availability of such alternative gaming and non-gaming activities may increase in the future. Many of our competitors have substantially greater resources and name recognition than our Casino. In addition, we may also face competition in our market from new facilities that may be built by other California Indian tribes in the future.

Federal and California law currently permits Class III casino gaming only on federally recognized tribal lands pursuant to compacts negotiated with the State of California and approved by the U.S. Secretary of the Interior. Class II gaming for tribes is permitted only on federally recognized tribal lands. There are currently 55 tribes operating 56 compacted gaming facilities in the State of California. The closest existing competitors are the Hopland Sho-ka-wah Casino, located approximately 35 miles north of the Tribe’s reservation, the Konocti Vista Casino, located approximately 45 miles northeast of the Tribe’s reservation, the Thunder Valley

Casino, located 124 miles east of the Tribe’s reservation, and Cache Creek Indian Casino and Bingo, located approximately 95 miles east of the Tribe’s reservation. Several potential competitors are attempting to develop and open casinos near our Casino.

Significant competition may also come from the proposed Graton Rancheria casino.  In April 2003, the Federated Indians of the Graton Rancheria, also known as the Coast Miwoks, announced plans to purchase land in Sonoma County near Highway 37 and Lakeville Highway, approximately 20 miles south of our gaming facility and closer to San Francisco. The proposed location would lie directly between our Casino and the majority of the 7 million population base of the San Francisco Bay area.  The announced plans include construction of a casino-hotel complex that will be managed by Station Casinos, Inc. based in Las Vegas, Nevada.  The proposed facility will house approximately 2,000 slot machines, 120 card tables and bingo, as well as a 300-room hotel, five restaurants and a theater with up to 2,000 seats.  As a result of environmental opposition to the development of such location, the Federated Indians of the Graton Rancheria announced plans to move the proposed casino-hotel complex to a site near Rohnert Park, California. The Rohnert Park City Council has approved an agreement with the Federated Indians of the Graton Rancheria to share with Rohnert Park and various community groups, approximately $200.0 million over 20 years, to offset the impact of the proposed project.  In May, the Department of Interior published in the Federal Register a notice to take the proposed Rohnert Park site into federal trust on behalf of the Federated Indians of the Graton Rancheria.  This represents a significant step towards the development of a casino at Rohnert Park, as does the passage of separate agreements negotiated between the Graton Rancheria and Sonoma County and Marin County, whereby the counties pledged to not challenge the land-into-trust decision and the Graton Rancheria agreed not to build any additional casinos in Sonoma or Marin counties.  The Department of Interior’s land-into-trust decision has, however, been challenged by citizens groups opposed to a casino in Rohnert Park.  Under established policy, the Department will not actually take the land into trust – a prerequisite for gaming to occur there – until the litigation is resolved.

The Hopland Sho-ka-wah Casino is located several miles east of Highway 101 on Route 175.  The facility features a 40,000 square foot casino offering 550 slot machines, 6 table games and a small 3 table poker room.  The facility contains a small café-type food and beverage area, a bar and a fine-dining steak house.  Entertainment is provided occasionally, which includes musical acts and boxing.  Hopland operates a small bus program; but does not operate a hotel.

East of the Sho-ka-wah Casino is the Konocti Casino in Lakeport, California.  The casino houses 660 slot machines and 8 table games.  The facility also offers an 80-room hotel and marina with small pool as well as a 74-space recreational vehicle park.  The food and beverage program includes a small restaurant, buffet and a new full-service restaurant serving liquor.

The Thunder Valley Casino opened in June 2003 and is located at the intersection of Highway 65 and Interstate 80 just outside of Sacramento, California.  The Nevada-style property offers more than 2,700 slot machines and some 100 table games that include blackjack, baccarat, and a variety of poker games including Let It Ride and Pai Gow.  The facility features a salon, private dining rooms, bars and butler service.  In addition, it houses a 500-seat buffet and various fast food options, including Fat Burger, Panda Express and Starbucks, and fine dining options such as Austin’s Steakhouse.  The facility also features a nightclub and live entertainment is offered every two weeks.  The Thunder Valley Casino recently announced that it plans to construct a new 650-room, 23-story hotel and 3,000-seat performing arts center, and to expand the dining venue to include three new restaurants, more gaming space and new poker room, a parking structure capable of holding 5,000 cars, and a spa and has obtained financing for such expansion.

The Cache Creek Casino is located approximately 50 miles west of Sacramento.  The Cache Creek Casino recently expanded its facility to 2,600 slots and has over 140 table games including blackjack, Texas Hold’em, Pai Gow and Caribbean Stud.  The facility also includes a 200-room luxury hotel, 8 restaurant outlets, an entertainment pavilion with seating for 600, a spa and outdoor pool, an 18-hole golf course and a 1,883 spot parking structure.  The facility is in the process of expanding its restaurant offerings, and has recently announced plans to add more shops and parking, a 10-story hotel tower with 467 rooms, and a 62,500 square foot convention center capable of seating 2,300 people.

The Lytton Band of Pomo Indians currently operates a 70,000 square-foot casino with 1,050 Class II electronic bingo machines on a 9-acre site of a card room in San Pablo, near Oakland, California, on land that was placed in trust for the tribe through congressional legislation.  The Lytton Band signed a compact with Governor Arnold Schwarzenegger to enable the operation of Class III casino gaming on the San Pablo site, but the state legislature withheld its approval.  In May 2007, legislation was introduced in the United States Senate, which has the support of the Lytton Band that would require the Lytton Band to forego any Class III machines at the San Pablo site and instead limit itself to operating its existing Class II machines.  This legislation was passed by the Senate in November 2007 and referred to the House Committee on Natural Resources, but no further action has been taken.

There are a number of other Indian tribes, including the Scotts Valley Band of Pomo Indians and the Guidiville Band of Pomo Indians, who have announced preliminary plans to develop gaming projects in the San Francisco Bay area.  The Guidiville Band hopes to have transferred to it land at the former Point Molate Naval Base in Richmond, California on which it hopes to operate a casino along with a 1,100-room hotel, theater, convention center, and retail shops, but the project is still in its early stages, as the land transfer has not been approved and environmental reviews must be completed, and the Guidiville Band must obtain approval from the federal government to take the land into trust, obtain an opinion from the federal government that the land is eligible for gaming, and negotiate a compact with the State of California. There are a number of hurdles to overcome before such tribe can conduct gaming on the land. Environmental reviews must be completed, and the Guidiville Band must obtain approval from the federal government to take the land into trust, obtain an opinion from the federal government that the land is eligible for gaming, and negotiate a compact with the State of California.

The Cloverdale Rancheria has announced preliminary plans to build a 596,00 square-foot hotel/spa and casino resort some ten miles north of our Casino on U.S. Highway 101, and they and their financial backers have purchased approximately 79 acres for the proposed facility.  The environmental review process for the proposed Cloverdale Rancheria project began in July 2008.

Each of these proposed projects faces numerous obstacles, including negotiation and approval of a compact with the State of California, approval from the Bureau of Indian Affairs to take the land on which the project would be located into federal trust on behalf of the tribe, federal approvals for the tribes to conduct gaming on these lands, and certain environmental approvals.

We also compete with other forms of gaming such as statewide lotteries, live and simulcast pari-mutuel wagering and card rooms.

In May 2007, Governor Schwarzenegger proposed that the California State Lottery be leased to a private concessionaire to increase its revenue and efficiency. Part of the Governor’s proposal includes authorizing the use of instant lottery video terminals that resemble and operate like slot machines at locations including horse racing tracks and card rooms. Approval of this proposal would require a two-thirds affirmative vote of the state legislature and could require a constitutional amendment to the Constitution of the State of California. While it is uncertain whether or when this proposal will be approved, its implementation could adversely affect our and other Indian casinos’ competitive positions.

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

These and other initiatives that might be proposed in various locations could adversely affect our business

ITEM 6.                   EXHIBITS

(a)	Exhibits
The Exhibit Index filed herewith is incorporated herein by reference.
(b)	Reports on Form 8-K
None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2008	RIVER ROCK ENTERTAINMENT AUTHORITY
(Registrant)

	By:	/s/ Shawn S. Smyth
Shawn S. Smyth,
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by Shawn S. Smyth, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Joseph R. Callahan, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

32*

Certification by Shawn S. Smyth, Chief Executive Officer and by Joseph R. Callahan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*               This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of River Rock Entertainment Authority whether made before or after the date hereof, regardless of any general incorporation language in such filing.