Form 10-Q/A
period 2008-06-30
River Rock Entertainment Authority
filed 2008-08-26
CIK 1288924

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

RIVER ROCK ENTERTAINMENT AUTHORITY

INDEX TO FORM 10-Q/A

EXPLANATORY NOTE
PART I — FINANCIAL INFORMATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II — OTHER INFORMATION
ITEM 1-A. Risk Factors
ITEM 6. Exhibits
SIGNATURE
INDEX TO EXHIBITS
Certification of Shawn S. Smyth Pursuant to Rule 13a-14(a)
Certification of Joseph R. Callahan Pursuant to Rule 13a-14(a)
Certifications of Shawn S. Smyth and Joseph R. Callahan pursuant to Section 906

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to amend our Form 10-Q for the three months ended June 30, 2008. We originally filed our Form 10-Q for the three months ended June 30, 2008 (the “Original Filing”) on August 14, 2008.  We are filing this Form 10-Q/A to correct typographical errors regarding the win per slot machine per day for the three months ended June 30, 2008 and the six months ended June 30, 2008, set forth on pages 18 and 19 of the Original Filing in “Part 1 — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The win per slot machine per day was $193 for the three months ended June 30, 2008 and the six months ended June 30, 2008, respectively, not $174 per slot machine per day, as had been previously reported.  We are also filing this Form 10-Q/A to supplement information contained in “Part 2 — Item 1-A — Risk Factors.”

This Form 10-Q/A should be read in conjunction with the Original Filing, continues to speak as of the date of the Original Filing, and does not modify or update disclosures in the Original Filing except as noted above. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update any related disclosures. In particular, any forward-looking statements included in this Form 10-Q/A represent management’s view as of the filing date of the Original Filing.

CAUTIONARY STATEMENT

Except for the historical financial information contained herein, the matters discussed in this report on Form 10-Q/A(as well as documents incorporated herein by reference) may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based upon current expectations that involve risks and uncertainties and include declarations regarding the intent, belief or current expectations of us and our management and may be signified by the words “believes,” “anticipates”, “plan,” “expects,” “intends” and similar expressions. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements, whether as a result of new information, future events, or otherwise. All discussion in this report should be read in conjunction with our financial statements and the accompanying notes contained in this report.

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

Results of Operations

Comparison of the three months ended June 30, 2008 and 2007

Net revenues. Net revenues for the three months ended June 30, 2008 decreased by $1.1 million to $33.7 million, from $34.8 million, for the three months ended June 30, 2007.  The decrease in net revenues is attributable to the industry-wide slow down in the gaming and entertainment industry during the second quarter of 2008.  Approximately 97.1% of our net revenues, net of promotional allowances, were from our gaming activities in the second quarter of 2008. We generated $27.6 million, or 85.2% of our net revenues, from gaming devices, net of respective promotional allowances of $3.3 million, and $3.6 million, or 11.4% of our net revenues, from table games, net of promotional allowances of $0.1 million for the three months ended June 30, 2008, compared to $28.9 million from gaming devices, or 86.0% of our net revenues, net of respective promotional allowances of $3.4 million, and $3.5 million, or 10.8% of net revenues, from table games, net of respective promotional allowances of $80,034 for three months ended June 30, 2007. Our win per slot machine per day was $193 in the three months ended June 30, 2008, which decreased by $20 from $213 in the three months ended June 30, 2007.  The decrease in net win per machine per day is attributable to the general market slow down mentioned above.

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

Comparison of the six months ended June 30, 2008 and 2007

Net revenues. Net revenues for the six months ended June 30, 2008 decreased by $2.1 million to $66.8 million, from $68.9 million, for the six months ended June 30, 2007. The decrease in net revenues is attributable to the industry-wide slow down in the gaming and entertainment industry during the three months ended June 30, 2008.  Approximately $54.9 million, or 82.0% of our net revenues, were from gaming devices, net of respective promotional allowances of $6.9 million, and $3.6 million, or 11.85% of our net revenues, were from table games, net of promotional allowance of $0.1 million, for the six months ended June 30, 2008, compared to $57.5 million from gaming devices, or 86.3% of our net revenues, net of respective promotional allowances of $6.6 million, and $7.6 million from table games, net of respective promotional allowances of $0.1 million, or 11.1% of our net revenues, for the six months ended June 30, 2007. Our win per slot machine per day was $193 in the first six months of 2008, which increased by $6 from $187, in the first six months of 2007.  We generated $3.1 million, net of promotional allowance of $1.0 million, for the six months ended June 30, 2008 and $2.5 million, net of promotional allowances of $1.0 million, in food, beverage and retail sales for the six months ended June 30, 2007.  The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Revenues from food, beverage and retail sales increased for the six months ended June 30, 2008 as compared to June 30, 2007, due largely to strategic price increases and increased advertising and promotional items offered.

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

Food, beverage and retail expense for the six months ended June 30, 2008 was $4.2 million, or 133.7% of food, beverage and retail revenue, net of promotional allowances, compared to $2.9 million, or 148.4% of food, beverage and retail revenue, net of promotional allowances, for the six months ended June 30, 2008. Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income. The increase in food, beverage, and retail costs is attributable to an increase in sales and a new liquor license.

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

PART II.         OTHER INFORMATION

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

Federal and California law currently permits Class III casino gaming only on federally recognized tribal lands pursuant to compacts negotiated with the State of California and approved by the U.S. Secretary of the Interior. Class II gaming for tribes is permitted only on federally recognized tribal lands. There are currently 55 tribes operating 56 compacted gaming facilities in the State of California. The closest existing competitors are the Hopland Sho-ka-wah Casino, located approximately 35 miles north of the Tribe’s reservation, the Konocti Vista Casino, located approximately 45 miles northeast of the Tribe’s reservation, the Thunder Valley Casino, located approximately 124 miles east of the Tribe’s reservation, and Cache Creek Indian Casino and Bingo, located approximately 95 miles east of the Tribe’s reservation.  In addition, several potential competitors are attempting to develop and open casinos near our Casino.

The greatest competition may also come from the proposed Graton Rancheria casino.  In April 2003, the Federated Indians of the Graton Rancheria, also known as the Coast Miwoks, announced plans to purchase land in Sonoma County near Highway 37 and Lakeville Highway, approximately 20 miles south of our gaming facility and closer to San Francisco than our reservation. The proposed location would lie directly between our Casino and the majority of the 7 million population base of the San Francisco Bay area.  The announced plans include construction of a casino-hotel complex that will be managed by Station Casinos, Inc. based in Las Vegas, Nevada.  The proposed facility will house approximately 2,000 slot machines, 120 card tables and bingo, as well as a 300-room hotel, five restaurants and a theater with up to 2,000 seats.  As a result of environmental opposition to the development of such location, the Federated Indians of the Graton Rancheria announced plans to move the proposed casino-hotel complex to a site near

Rohnert Park, California. The Rohnert Park City Council has approved an agreement with the Federated Indians of the Graton Rancheria to share with Rohnert Park and various community groups, approximately $200.0 million over 20 years, to offset the impact of the proposed project.  In May 2008, the U.S. Department of Interior published in the Federal Register a notice to take the proposed Rohnert Park site into federal trust on behalf of the Graton Rancheria.  This represents a significant step towards the development of a casino at Rohnert Park, as do the separate agreements negotiated between the Graton Rancheria and Sonoma County and Marin County, whereby the counties pledged to not challenge the land-into-trust decision and the Graton Rancheria agreed not to build any additional casinos in Sonoma or Marin counties.  The U.S. Department of Interior’s land-into-trust decision has, however, been challenged by citizens groups opposed to a casino in Rohnert Park.  Under established policy, the Department will not actually take the land into trust – a prerequisite for gaming to occur there – until the litigation is resolved.

The Hopland Sho-ka-wah Casino is located several miles east of Highway 101 on Route 175.  The facility features a 40,000 square foot casino offering 550 slot machines, 6 table games and a small 3 table poker room.  The facility contains a small cafe-type food and beverage area, a bar and a fine-dining steak house.  Entertainment is provided occasionally, which includes musical acts and boxing.  Hopland operates a small bus program; but does not operate a hotel.

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

The Thunder Valley Casino opened in June 2003 and is located at the intersection of Highway 65 and Interstate 80 just outside of Sacramento, California.  The Nevada-style property offers more than 2,700 slot machines and some 100 table games that include blackjack, baccarat, and a variety of poker games including Let It Ride and Pai Gow.  The facility features a salon, private dining rooms, bars and butler service.  In addition, it houses a 500-seat buffet and various fast food options, including Fat Burger, Panda Express and Starbucks, and fine dining options such as Austin’s Steakhouse.  The facility also features a nightclub and live entertainment is offered every two weeks.  The Thunder Valley Casino recently announced that it plans to construct a new 650-room, 23-story hotel and 3,000-seat performing arts center, and to expand the casino to include three new restaurants, more gaming space and new poker room, a parking structure capable of holding 5,000 cars, and a spa and has obtained financing for such expansion.

The Cache Creek Casino is located approximately 50 miles west of Sacramento.  The Cache Creek Casino recently expanded its facility to 2,600 slots, The casino also houses over 140 table games including blackjack, Texas Hold’em, Pai Gow and Caribbean Stud.  The facility also includes a 200-room luxury hotel, 8 restaurant outlets, an entertainment pavilion with seating for 600, a spa and outdoor pool, an 18-hole golf course and a 1,883 spot parking structure.  The facility is in the process of expanding its restaurant offerings, and has recently announced plans to add more shops and parking, and to add 10-story hotel tower with 467 rooms, and a 62,500 square foot convention center capable of seating 2,300 people.

The Lytton Band of Pomo Indians currently operates a 70,000 square-foot casino with 1,050 Class II electronic bingo machines on the 9-acre site of a card room in San Pablo, near Oakland, California, on land that was placed in trust for the tribe through congressional legislation.  The Lytton Band signed a compact with Governor Arnold Schwarzenegger for operating Class III casino gaming on the San Pablo site, but the state legislature withheld its approval.  In May 2007, legislation was introduced in the U.S. Senate, which has the support of the Lytton Band that would require the Lytton Band to forego any Class III machines at the San Pablo site and instead limit itself to operating its existing Class II machines.  This legislation was passed by the Senate in November 2007 and referred to the House Committee on Natural Resources of the U.S. House of Representatives, but no further action has been taken.

The Twin Pine Casino, owned and operated by the Middletown Rancheria of Pomo Indians, is located approximately 4 miles off of Highway 29 in Napa County, approximately 34 miles from our gaming and entertainment facility.  The Twin Pine Casino currently offers 12,000 square feet of gaming space, with 438 slot machines and 8 table games including blackjack and poker, and houses a café.  The Middletown Rancheria has announced plans to add a 60-room hotel and expand the facility to include 50,000 square feet of gaming space with approximately 700 slot machines and 20 table games, three food areas, and a wine tasting room.

There are a number of other Indian tribes, including the Scotts Valley Band of Pomo Indians and the Guidiville Band of Pomo Indians, that have announced preliminary plans to develop gaming projects in the San Francisco Bay area.  The Guidiville Band hopes to have transferred to it land at the former Point Molate Naval Base in Richmond, California on which it hopes to operate a casino along with a 1,100-room hotel, theater, convention center, and retail shops, but the project is still in its early stages, as the land transfer has not been approved and environmental reviews must be completed. The Guidiville Band must also obtain approval from the federal government to take the land into trust, obtain an opinion from the federal government that the land is eligible for gaming, and negotiate a compact with the State of California.

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

These and other initiatives that might be proposed in various locations could adversely affect our business of our gaming and entertainment facility.

ITEM 6. EXHIBITS

(a)	Exhibits
The Exhibit Index filed herewith is incorporated herein by reference.
(b)	Reports on Form 8-K
None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 26, 2008	RIVER ROCK ENTERTAINMENT AUTHORITY (Registrant)

	By:	/s/ SHAWN S. SMYTH
Shawn S. Smyth, Chief ExecutiveOfficer

	By:	/s/ JOSEPH R. CALLAHAN
Joseph R. Callahan, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by Shawn S. Smyth, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Joseph R. Callahan, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

32*

Certification by Shawn S. Smyth, Chief Executive Officer and by Joseph R. Callahan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*               This certification is being furnished solely to accompany the Original Filing and this Form 10-Q/A pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of River Rock Entertainment Authority whether made before or after the date hereof, regardless of any general incorporation language in such filing.