Form 10-Q
period 2008-09-30
River Rock Entertainment Authority
filed 2008-11-19
CIK 1288924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

Yes  ☐   No ☒

RIVER ROCK ENTERTAINMENT AUTHORITY

INDEX TO FORM 10-Q

Item	Description

	PART I – FINANCIAL INFORMATION	4

1.	Condensed Financial Statements (unaudited)	4
	Condensed Balance Sheets-September 30, 2008 and December 31, 2007	4
	Condensed Statements of Revenues, Expenses and Changes in Fund Deficit-Three-Months ended September 30, 2008 and 2007 and Nine-Months ended September 30, 2008 and 2007	5
	Condensed Statements of Cash Flows-Nine-Months ended September 30, 2008 and 2007	6
	Notes to unaudited Condensed Financial Statements	7
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
3.	Quantitative and Qualitative Disclosures About Market Risk	21
4.	Controls and Procedures	21

	PART II – OTHER INFORMATION	23

1.	Legal Proceedings	23
1A.	Risk Factors	23
6.	Exhibits and Reports on Form 8-K	25

Signatures		26

Exhibit Index		27

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,244,035	$46,533,389
Restricted cash-current	—	466,517
Accounts receivable	745,453	307,386
Inventories	199,849	153,215
Prepaid expenses and other current assets	1,489,924	1,427,891

Total current assets	47,679,261	48,888,398

RESTRICTED CASH - net of current	7,373,604	6,868,956

PROPERTY AND EQUIPMENT:
Buildings and building improvements	130,247,641	129,642,521
Furniture, fixtures and equipment	33,696,678	29,969,430

Accumulated depreciation	(52,147,671)	(44,460,665)
Construction in progress	26,550,151	9,256,830

Property and equipment-net	138,346,799	124,408,116

DEPOSITS AND OTHER ASSETS	3,458,994	4,339,002

TOTAL ASSETS	$196,858,658	$184,504,472

LIABILITIES AND FUND DEFICIT

CURRENT LIABILITIES:
Accounts payable:
Trade	$1,937,022	$3,563,243
Construction	—	466,517
Accrued liabilities	12,462,169	7,566,821
Current maturities of long-term debt	55,719	213,172

Total current liabilities	14,454,910	11,809,753

LONG-TERM DEBT - net of current maturities	198,963,075	198,747,638

Total long-term liabilities	198,963,075	198,747,638

COMMITMENTS AND CONTINGENCIES

FUND DEFICIT:
Invested in capital assets-net of related debt	(60,557,629)	(74,552,694)
Restricted for capital projects	7,373,604	7,335,473
Unrestricted	36,624,698	41,164,302

Total fund deficit	(16,559,327)	(26,052,919)

TOTAL LIABILITIES AND FUND DEFICIT	$196,858,658	$184,504,472

The accompanying notes are an integral part of these unaudited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN FUND DEFICIT

(Unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUES:

Casino	$34,360,892	$36,577,971	$103,781,675	$108,252,489
Food, beverage & retail	1,870,105	1,967,390	5,939,924	5,482,233
Other	29,884	150,498	332,550	471,159

Gross revenues	36,260,880	38,695,859	110,054,149	114,205,881

Promotional allowances	(3,959,848)	(3,670,682)	(12,200,424)	(10,304,071)

Net revenues	32,301,033	35,025,177	97,853,725	103,901,810

OPERATING EXPENSES:
Casino	5,173,252	5,311,847	15,073,588	15,487,406
Food, beverage & retail	1,688,978	1,270,307	4,640,888	4,126,602
Selling, general and administrative	9,778,381	10,966,765	31,977,517	31,898,972
Depreciation	2,336,747	2,967,851	7,687,006	8,892,616
Credit enhancement fee	—	—	—	11,348,897
Gaming commission and surveillance expense	806,583	747,961	2,662,483	2,243,759
Compact revenue sharing trust fund	333,750	333,750	1,001,250	1,001,250

Total Operating Expenses	20,117,691	21,598,481	63,042,732	74,999,502

INCOME FROM OPERATIONS	12,183,342	13,426,696	34,810,993	28,902,308

OTHER EXPENSE-Net
Interest expense	(5,215,612)	(5,218,477)	(15,649,077)	(15,654,376)
Interest income	227,109	503,964	981,729	1,222,251
Gain (Loss) on sale of assets	—	—	—	4,547
Other income (Expense) - net	—	1,857	(9,175)	1,114

Other expense-net	(4,988,503)	(4,712,656)	(14,676,523)	(14,426,464)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	7,194,839	8,714,040	20,134,471	14,475,844

DISTRIBUTIONS TO TRIBE	(3,254,791)	(3,122,400)	(10,640,879)	(9,304,800)

NET INCOME AFTER DISTRIBUTIONS TO TRIBE	3,940,048	5,591,640	9,493,592	5,171,044

FUND DEFICIT-Beginning of period	(20,499,375)	(34,756,488)	(26,052,919)	(34,335,892)

FUND DEFICIT-End of period	$(16,559,327)	$(29,164,848)	$(16,559,327)	$(29,164,848)

The accompanying notes are an integral part of these unaudited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-Month
	Period Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	97,415,658	$103,921,639
Cash paid for salaries and benefits	(23,309,068)	(21,704,398)
Cash paid to suppliers	(32,769,123)	(32,446,281)
Cash paid for compact revenue sharing trust fund	(1,001,250)	(1,001,250)

Net cash provided by operating activities	40,336,217	48,769,710

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Payments of long-term debt	(194,954)	(442,184)
Purchases of property and equipment	(22,092,205)	(3,294,353)
Change in restricted cash	(38,131)	(65,873)
Interest paid	(9,754,868)	(9,760,167)
Credit enhancement fee	—	(12,131,967)
Proceeds from sale of assets	—	33,445
Other	113,737	298,180

Net cash used in capital and related financing activities	(31,966,421)	(25,362,919)

CASH FLOW FROM INVESTING ACTIVITIES:
Interest Income	981,729	1,222,251

CASH FLOW FROM NON-CAPITAL FINANCING ACTIVITIES:
Distributions to Tribe	(10,640,879)	(9,304,800)

CHANGE IN CASH AND CASH EQUIVALENTS	(1,289,354)	15,324,242

CASH AND CASH EQUIVALENTS, Beginning of the period	46,533,389	32,549,001

CASH AND CASH EQUIVALENTS, End of the period	$45,244,035	$47,873,243

The accompanying notes are an integral part of these unaudited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

RECONCILIATION OF INCOME BEFORE DISTRIBUTIONS TO TRIBE TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Income before Distributions to Tribe	$20,134,471	$14,475,844

Adjustments to reconcile operating income to net cash provided by operating activities:
Depreciation	7,687,006	8,892,616
Interest expense	15,649,077	15,654,376
Interest income	(981,729)	(1,222,251)
Credit enhancement fee	—	11,348,897
Loss (Gain) on sale of assets	—	(4,547)
Changes in operating assets and liabilities:
Accounts receivable	(438,067)	19,829
Inventories	(46,634)	(1,919)
Prepaid expenses and other current assets	(62,034)	(69,433)
Accounts payable	(1,626,221)	(586,184)
Accrued liabilities	20,348	262,482
Total adjustments	20,201,746	34,293,866

NET CASH PROVIDED BY OPERATING ACTIVITIES	$40,336,217	$48,769,710

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:
Acquisition of property and equipment through accounts payable construction	$—	$4,075,839

The accompanying notes are an integral part of these unaudited financial statements.

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

The Authority adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS No. 159”) on January 1, 2008. SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. Upon adoption, the Authority has not elected to apply SFAS No. 159 to measure selected financial instruments and certain other items; therefore, there was no impact to the financial statements upon adoption of SFAS No. 159. Subsequent to the initial adoption of SFAS No. 159 on January 1, 2008, the Authority has not made any elections during the nine months ended September 30, 2008.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents—The Authority considers all highly liquid investments with a maturity of three months or less at date of purchase as cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value. Cash and cash equivalents include cash on hand, cash on deposit with banks and highly liquid investments.  The Federal Deposit Insurance Corporation (“FDIC”) has insured $250,000 of the cash on deposit with the banks. The Authority believes that there is little risk of loss regarding the uninsured amounts of cash and cash equivalents on deposit with the banks.

Inventories—Inventories, consisting principally of gaming supplies and food and beverage items, are stated at the lower of cost (first-in, first-out) or market value.

Restricted Cash—Restricted cash consists of estimated construction expenses for three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds necessary to develop an approximately 18-acre parcel of land adjacent to the Tribe’s reservation. These funds are held in escrow accounts which are restricted for authorized construction disbursements. These escrow accounts are invested in certificates of deposit, which generate interest on a monthly basis. The FDIC has insured $250,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow account. Restricted cash was $7,373,604 and $7,335,473 at September 30, 2008 and December 31, 2007, respectively.  As of September 30, 2008, restricted cash includes amounts available for construction of $2,766,608 and land development funds of $4,606,996.

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

Deposits and Other Assets—As of September 30, 2008 and December 31, 2007, deposits and other assets include $3,152,566 and $3,918,837 in unamortized bond discount, legal fees and other issuance costs related to the issuance of the Authority’s 9 ¾% Senior Notes due 2011 (the “Senior Notes”) under the Indenture, dated November 7, 2003 (the “Indenture”); $0 and $350,485 of deferred financing fees; $95,000 and $41,883 of equipment deposits; $195,529 and $11,372 of performance deposits and $15,900 and $16,425 of rental deposits.  Deferred loan costs are amortized using the effective interest method to interest expense over the term of the related financial arrangement.

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

Promotional Allowances—The retail value of food and beverages provided to customers without charge or at a discount is included in food, beverage and retail revenues and then deducted as promotional allowances. Such amounts that are included in food, beverage, and retail revenues for the three months ended September 30, 2008 and 2007 were $633,093 and $744,844, respectively. The amounts included in food, beverage and retail revenues for the nine months ended September 30, 2008 and 2007 were $2,818,284 and $1,921,226, respectively.  The amounts included in Casino revenues are also deducted as promotional allowances.  The distribution of electronic coupons (“e-coupons”) to customers is included in Casino revenues and is also deducted as promotional allowances. The total e-coupons for three months ended September 30, 2008 and 2007 were $2,500,648 and $2,465,560, respectively.  The total e-coupons for the nine months ended September 30, 2008 and 2007 were $7,190,358 and $7,048,971, respectively.  The redemption of cash incentives earned by the Players Club members is also recorded as promotional allowances. The cost of cash and non-cash incentives for the three months ended September 30, 2008 and 2007 was $826,107 and $460,278, respectively, and for the nine months ended September 30, 2008 and 2007 was $2,191,782 and $1,333,874, respectively.

Food and Beverage Expenses—Food and beverage expenses include cost of goods sold related to providing food and beverage to our customers. The estimated costs of providing complimentary services are reclassified from food, beverage and retail costs to Casino expenses.  The estimated costs of such complementary services were $1.3 million and $1.4 million for the three months ended September 30, 2008 and 2007, respectively.  The costs of such complimentary services were $3.1 million and $3.8 million for the nine months ended September 30, 2008 and 2007, respectively.

Advertising Costs—Advertising costs are expensed the first time advertising takes place. Advertising costs included in selling, general and administrative expenses were $1,071,092 and $1,338,520 for the three months ended September 30, 2008 and 2007, respectively.  Advertising costs for the nine months ended September 30, 2008 and 2007 were $5,028,228 and $4,892,457, respectively.

Gaming Commission & Surveillance Expenses—The Authority pays for various expenses for the Tribal Gaming Commission and Surveillance.  Tribal Gaming Commission expenses are reported as Gaming Commission and surveillance expense on the statements of revenues, expenses and changes in fund deficit. Gaming Commission and Surveillance expenses for the three months ended September 30, 2008 and 2007 were $806,583 and $747,961, respectively.  For the nine months ended September 30, 2008 and 2007, Gaming Commission and surveillance expenses were $2,662,483 and $2,243,759, respectively.

Income Taxes—As a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian tribe, the Authority is a non-taxable entity for purposes of federal and state income taxes.

Distributions to Tribe—Distributions to Tribe are made up of permitted payments under the covenants of the Indenture.  They are included in the statements of revenues, expenses and changes in fund deficit as distributions to Tribe allowed pursuant to the Indenture.  Total distributions to the Tribe for the three months ended September 30, 2008 and 2007 were $3,254,791 and $3,122,400, respectively.  Total distributions to the Tribe for the nine months ended September 30, 2008 and 2007 were $10,640,879 and $9,304,800, respectively.

In May 2008, the Authority concluded that it had not previously distributed to the Tribe the maximum allowable amount of service payments that are permitted by the Indenture (the “Service Payments” and each a “Service Payment”). Under the Indenture, the Authority was restricted from being able to make its first Service Payment to the Tribe until the 90th day following the completion of the Expansion Project (as defined in the Indenture).  In April 2005, the Authority made it first Service Payment to the Tribe on the 90th day following the completion of the Expansion Project in the amount of $500,000.  Service Payments are subject to an annual escalation of 4% under the Indenture.  The Authority had applied the 4% escalator on each of the anniversaries of the first Service Payment. However, the Indenture defines Service Payments as “payments to the Tribe by the Authority in an amount of up to $500,000 per month, commencing with the first full month after the date of issuance of the Senior Notes, which amount shall increase by 4% per annum on each anniversary of the first date of such month…”  The Authority has concluded that the escalator should have been applied on the first anniversary of the issuance of the Senior Notes and not on the first anniversary of the completion of the Expansion Project and that, although the Authority was restricted from making the Service Payments by other covenants of the Indenture, the 4% escalator could have been applied to increase the amount of the first permitted Service Payments.  By applying the escalator on each anniversary of the issuance of the Senior Notes, the first permitted Service Payment could have been in the amount of $520,000, not $500,000.  Further, since the Indenture permits the Authority to make Service Payments to the Tribe that it could have, but did not previously make, the Authority has determined to apply the escalator as permitted by the Indenture and calculate the amount that could have been paid to the Tribe but was not by failing to apply the escalator on earliest dates permitted by the Indenture. On May 7, 2008, the Authority issued payment to the Tribe in the amount of $1,008,901 as the amount of Service Payments that could have been paid by applying the escalator on the earliest dates permitted by the Indenture.  Further, the Authority has recalculated the current amount of the permitted monthly Service Payments to be $584,929.28.  In December 2008, the Authority intends to again apply the 4% escalator and increase the monthly Service Payments to $608,326.45.

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

Total amounts billed by the Tribe to the Casino for these departments, excluding Tribal Gaming Commission and surveillance, were $814,705 and $1,387,313 for the three months ended September 30, 2008 and 2007, respectively. They are recorded as a component of selling, general and administrative expenses.  Total expenses for these departments were $2,561,272 and $2,996,146 for the nine months ended September 30, 2008 and 2007, respectively.

 The Authority pays for various expenses for the Tribal Gaming Commission and surveillance. Tribal Gaming Commission and surveillance expenses are recorded in Gaming Commission and surveillance expenses on the statements of revenues, expenses and changes in fund deficit.  Gaming Commission and surveillance expenses for the three months ended September 30, 2008 and 2007 were $806,853 and $747,961, respectively.  Gaming Commission and surveillance expenses for the nine months ended September 30, 2008 and 2007 were $2,662,483 and $2,243,759, respectively.

The Tribe has incurred expenses on behalf of the Authority that relate to the master planning for the proposed resort and Tribal infrastructure that benefit the Authority. The Authority reimbursed $7,616,661 to the Tribe for these expenses on September 9, 2008. These expenses were capitalized and reflected in construction-in-progress. The reimbursed costs consisted primarily of engineering and design costs related to the proposed master plan development, including electrical, HVAC, landscaping, interior design services and consulting fees for legal, branding, feasibility and public relations services. While the Tribe has not made any additional request to the Authority for reimbursement, it may request additional reimbursements from the Authority in the future. While the Authority has no obligation to pay such amounts when requested, and any such reimbursement would need to be approved by management and the Board of Directors of the Authority, there is a possibility that such request for reimbursement may be made by the Tribe. Prior to making any reimbursement payment, the Authority will consider various factors, including, but not limited to, whether the costs incurred were actually related to the master planning, whether such costs are beneficial to the gaming business and expansion plans of the Authority, the reasonableness of such costs, the availability of cash and whether the reimbursement payment is in compliance with the covenants in the Indenture.

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

The Authority had the right to terminate the Development Agreement by exercising a buy-out option (the “Buy-Out Option”) and did so on January 31, 2007.  Subsequently on March 2, 2007, the Authority and DCC signed a mutual agreement to fix the amounts due to DCC in respect of such exercise to the sum of $11.4 million, less the amount paid after the Authority exercised the Buy-Out Option of $737,491. The net payment of $10,612,509 was made in March 2007 and expensed in full in the three months ended March 31, 2007.  Credit Enhancement Fee expense was $0 and $11,348,897 for the nine months ended September 30, 2008 and 2007, respectively.

6.          CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Operating Accounts	$20,903,222	$6,352,843
Money Market Accounts	19,150,562	3,000,298
Short Term Investments	—	31,013,947
Cash on hand	5,190,251	6,166,301

Cash and cash equivalents	45,244,035	46,533,389
Restricted cash	7,373,604	7,335,473

Total cash and cash equivalents and restricted cash	$52,617,639	$53,868,862

The Authority’s cash in banks and cash equivalents (the “Investments”) are categorized by level of credit risk assumed by the Authority. Category 1 includes Investments that are insured or registered or for which the Investments are held by the Authority or its agent in the Authority’s name. Category 2 includes uninsured and unregistered Investments for which the Investments are held by the counterparty’s trust department or agent in the Authority’s name. Category 3 includes uninsured and unregistered Investments for which the Investments are held by the counterparty’s agent but not in the Authority’s name. At September 30, 2008, the Authority had Category 2 Investments of $20,903,222 cash in banks ($250,000 of which applies to Category 1, FDIC insured funds) and $19,150,562 in money market accounts, and Category 3 Investments of $7,373,604 restricted cash in bank ($250,000 of which applies to Category 1, FDIC insured funds). The money market account consists of short-term, highly liquid cash equivalents and investments.

7.          FAIR VALUE MEASUREMENTS

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis, under the applicable provisions of SFAS No. 157:

Fair Value Measurements at Reporting Date, Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Observable
	September 30	Identical Items	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Money Market Instruments	$19,150,562	$19,150,562	$—	$—

8.          PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and September 30, 2008 consisted of the following:

	Balance,			Balance,
	December 31,			September 30,
	2007	Additions	Dispositions	2008

Buildings and improvements	$129,642,521	$605,120	$—	$130,247,641
Furniture, fixtures and equipment	29,969,430	3,727,248	—	33,696,678
Less accumulated depreciation	(44,460,665)	(7,687,006)	—	(52,147,671)
	115,151,286	(3,354,638)		111,796,648
Construction in progress	9,256,830	17,293,321	—	26,550,151
Property and equipment—net	$124,408,116	$13,938,683	$—	$138,346,799

Construction in progress consists of payments or amounts owed to various vendors related to the Authority’s master plan development and land improvements. Substantially all of the Authority’s personal property is pledged as collateral to secure its debt.  At September 30, 2008 and 2007, the Authority had $415,640 and $415,640 in capital lease assets with related accumulated depreciation of $265,480 and $182,998, respectively.

9.          ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Accrued in-house progressive slot jackpots	$1,522,983	$1,081,121
Accrued payroll and related benefits	2,118,991	2,296,131
Accrued interest	8,125,000	3,250,000
Accrued other expenses	695,195	939,569
Total accrued liabilities	$12,462,169	$7,566,821

10.       LONG-TERM DEBT

Long-term debt consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

9-3/4% Senior Notes, net of unamortized issue discount of $1,039,851 and $1,292,789. Due 2011.	$198,960,149	$198,707,212
Vehicles Notes	8,777	15,306
Slot machine Notes	—	102,192
Capital leases obligations	49,868	136,100

Total Long-Term Debt	199,018,794	198,960,810
Less: current portion	(55,719)	(213,172)

Total long-term debt - net of current maturities	$198,963,075	$198,747,638

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

11.       LEASES

The Authority leases a Sprung structure, which is accounted for as an operating lease. Since the expiration of the lease on August 17, 2007, the Authority has maintained the lease payments on a month to month basis.  The monthly lease fee is $36,230 per month.  The lease expense was $108,690 and $108,690 for the three months ended September 30, 2008 and September 30, 2007, respectively.

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

The three leases entered into on July 31, 2005 for the 13 Multi-dech shufflers, the 6 King shufflers and the 4 Ace shufflers expired in July 2008.

Lease expenses were $62,379 and $47,093 for the three months ended September 30, 2008 and 2007, respectively, and $187,278 and $306,949 for the nine months ended September 30, 2008 and 2007, respectively.  Lease expenses are included in General and Administrative expenses in the accompanying statements of revenues, expenses and changes in fund deficit.

12.                      LEGAL MATTERS

Runyan Litigation

On March 7, 2008, Norman Runyan, our former Chief Operations Officer, filed suit against us, the Casino and Mr. Harvey Hopkins, the Chairman of the Tribe and a member of our Board, in the Sonoma County Superior Court. Mr. Runyan’s complaint asserted causes of actions for breach of contract, wrongful termination in violation of public policy, intentional interference with contract and intentional infliction of emotional distress. He sought unspecified compensatory and punitive damages. Mr. Runyan alleged that he was wrongfully terminated from his employment because he opposed certain alleged actions on the part of the defendants, including contracts for construction work allegedly performed on the reservation by affiliates of the Tribe and Mr. Hopkins. Mr. Runyan claimed that the work violated the Indenture and that Mr. Runyan was forced to resign from his employment in violation of public policy after protesting that the alleged work violated the Indenture, the Compact, and the Securities Exchange Act of 1934. He also claimed that the defendants unlawfully discriminated against him in connection with his status as a debtor under the Bankruptcy Code. We believed that Mr. Runyan’s lawsuit is based on erroneous information and is without merit, and we and the Tribe vigorously defended against it. We and the other defendants intend to file a motion for an order of dismissal of Mr. Runyan’s lawsuit. See Note 15 for subsequent event discussion.

We are involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. The Authority believes that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on its results of operations, financial condition or cash flows.

13.                      COMPACT REVENUE SHARING TRUST FUND

The Compact requires the Authority to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $333,750 and $333,750 for the three months ended September 30, 2008 and 2007, respectively, $1,001,250 and $1,001,250 for the nine months ended September 30, 2008 and 2007, respectively.

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

15.  SUBSEQUENT EVENTS

On October 17, 2008, the judge of the Sonoma County Superior Court signed an Order dismissing the lawsuit filed by Norman Runyan against us, the Casino and Mr. Harvey Hopkins, the Chairman of the Tribe and a member of our Board.

On November 3, 2008, the Authority reimbursed the Tribe $13,500,000 for capital costs related to the master plan for the planned resort and related infrastructure construction.

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

• Contingencies – We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of September 30, 2008, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

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

The Authority adopted the provisions of SFAS No. 159 on January 1, 2008. SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. Upon adoption, the Authority has not elected to apply SFAS No. 159 to measure selected financial instruments and certain other items; therefore, there was no impact to the financial statements upon adoption of SFAS No. 159. Subsequent to the initial adoption of SFAS No. 159 on January 1, 2008, the Authority has not made any elections during the nine months ended September 30, 2008.

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

Results of Operations

Comparison of the three months ended September 30, 2008 and 2007

Net revenues. Net revenues for the three months ended September 30, 2008 decreased by $2.7 million to $32.3 million, from $35.0 million, for the three months ended September 30, 2007.  The decrease in net revenues is attributable to the continuing industry-wide slow down in the gaming and entertainment industry during the third quarter of 2008.  Approximately 96.0% of our net revenues, net of promotional allowances, were from our gaming activities in the third quarter of 2008. We generated $27.5 million, or 85.1% of our net revenues from gaming devices, net of respective promotional allowances of $3.2 million, and $3.5 million, or 10.8% of our net revenues, from table games, net of promotional allowances of $0.1 million for the three months ended September 30, 2008, compared to $29.6 million from gaming devices, or 84.6% of our net revenues, net of respective promotional allowances of $2.9 million, and $4.0 million, or 11.4% of net revenues, from table games, net of respective promotional allowances of $48,395 for the three months ended September 30, 2007. Our win per slot machine per day was $194 in the three months ended September 30, 2008, which decreased by $11 from $205 in the three months ended September 30, 2007.  The decrease in net win per machine per day is attributable to the general market slow down mentioned above.

We generated $1.3 million, net of promotional allowance of $0.6 million, in food, beverage and retail sales for the three months ended September 30, 2008, compared to $1.2 million, net of promotional allowances of $0.8 million, in food, beverage and retail sales for the three months ended September 30, 2007.

The promotional allowances for gaming devices include Players Club points (e-coupons) in the amount of $2.5 million for the three months ended September 30, 2008, and $2.5 million for the three months ended September 30, 2007.

Promotional allowances. Promotional allowances for the three months ended September 30, 2008 were $4.0 million, or 12.4% of net revenues, compared to $3.7 million, or10.6% of net revenues, for the three months ended September 30, 2007.

Operating expenses. Operating expenses for the three months ended September 30, 2008 were $20.1 million, or 62.2% of net revenues, compared to $21.6 million, or 61.7% of net revenues, for the three months ended September 30, 2007.

Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the cost of complimentary activities. Casino expense for the three months ended September 30, 2008 was $5.2 million compared to $5.3 million for the three months ended September 30, 2007.  Casino expense as a percentage of Casino revenues, net of promotional allowances, increased by 1 percentage point from 15.8% to 16.8% for the three months ended September 30, 2008. Casino expenses decreased due to the cost saving measures to adjust for the decline in customer demand. In addition, we have reduced wide-area progressive fees and costs by replacing those machines with machines that we have purchased.

Food, beverage and retail expense for the three months ended September 30, 2008 was $1.7 million, or 130.8% of food, beverage and retail revenue, net of promotional allowances, compared to $1.3 million, or 108.3% of food, beverage and retail revenue, net of promotional allowances for the three months ended September 30, 2007. Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.  The increase in food, beverage and retail expenses as percentage of food, beverage and retail revenues, net of promotional allowances, for the three months ended September 30, 2008, results from rising food costs. Food and beverage expenses have increased due to large purchases of smallware, china and silverware, and upscale linens, as well as increased laundry services.

Selling, general and administrative expense for the three months ended September 30, 2008 decreased by $1.2 million to $9.8 million, or 30.3% of net revenues, from $11.0 million, or 31.4% of net revenues, for the three months ended September 30, 2007. The decrease in selling, general and administrative expenses is primarily due to the change in our marketing strategy. We have reduced our advertising and have increased our direct mail campaign.

Depreciation expense for three months ended September 30, 2008 was $2.3 million compared to $3.0 million for the three months ended September 30, 2007.  Depreciation expense was computed using the straight-line method over the useful life of property, plant and equipment. Now that the casino is over five years old, much of its original equipment has been fully depreciated.

Gaming Commission and surveillance expense for the three months ended September 30, 2008 was $0.8 million compared to $0.7 for the three months ended September 30, 2007.

The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by us. Revenue sharing trust fund fees assessed were $0.3 million for the three months ended September 30, 2008 and 2007, respectively.

Income from operations. Income from operations for the three months ended September 30, 2008 was $12.2 million, or 37.8% of net revenues, compared to $13.4 million, or 38.3% of net revenues, for the three months ended September 30, 2007.  The decrease in income from operations is attributable to the industry-wide slow down in the gaming and entertainment industry.

Other expense, net. Other expense, net for the three months ended September 30, 2008 was $5.0 million, or 15.5% of net revenues, compared to $4.7 million or 13.4% of net revenues, for the three months ended September 30, 2007.  Other expense, net included $5.2 million of interest expense for the three months ended September 30, 2008 and 2007, respectively.  No interest costs were capitalized in 2008 or 2007.

Income before distributions to the Tribe. Income before distributions to the Tribe for the three months ended September 30, 2008 decreased by $1.5 million to $7.2 million, or 22.3% of net revenues, from $8.7 million, or 24.9% of net revenues, for the three months ended September 30, 2007.

Distributions to the Tribe. Distributions to the Tribe for the three months ended September 30, 2008 increased by $0.2 million to $3.3 million, compared to $3.1 million, for the three months ended September 30, 2007.

Comparison of the nine months ended September 30, 2008 and 2007

Net revenues. Net revenues for the nine months ended September 30, 2008 decreased by $6.0 million to $97.9 million, from $103.9 million, for the nine months ended September 30, 2007. The decrease in net revenues is attributable to the continuing industry-wide slow down in the gaming and entertainment industry.  Approximately 96.8% of our net revenues, net of promotional allowances, were from gaming activities in the nine months ended September 30, 2008.  We generated $83.3 million, or 85.1% of our net revenues from gaming devices, net of promotional allowances of $9.6 million, and $11.5 million, or 11.1% of our net revenues, from table games, net of promotional allowances of negative $0.2 million for the nine months ended September 30, 2008, compared to $88.4 million from gaming devices, or 85.1% of our net revenues, from gaming devices, net of respective promotional allowances of $8.2 million, and $11.4 million, or 11.0% of our net revenues, from table games, net of respective promotional allowances of $0.2 million for the nine months ended September 30, 2007. Our win per slot machine per day was $195 in the first nine months of 2008, which decreased by $11 from $206, in the first nine months of 2007. The decrease in net win per machine per day is attributable to the general market slow down in our industry.

We generated $3.1 million, net of promotional allowance of $2.8 million, for the nine months ended September 30, 2008 and $3.6 million, net of promotional allowances of $1.9 million, in food, beverage and retail sales for the nine months ended September 30, 2007.  The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances.

The promotional allowances for gaming devices include Players Club points (e-coupons) in the amount of $7.2 million for the nine months ended September 30, 2008, and $7.0 million for the nine months ended September 30, 2007.

Promotional allowances. Promotional allowances for the nine months ended September 30, 2008 were $12.2 million, or 12.5% of net revenues, compared to $10.3 million, or 9.9% of net revenues for the nine months ended September 30, 2007.  The increase in promotional allowances is primarily the result of the increase in complementary soft drinks to the patrons on the gaming floor.

Operating expenses. Operating expenses for the nine months ended September 30, 2008 were $63.0 million, or 64.4% of net revenues, compared to $75.0 million, or 72.2% of net revenues, for the nine months ended September 30, 2007. The decrease in operating expenses is primarily due to no longer having to pay the credit enhancement fee in the nine months ended September 30, 2008 and expensing $10.6 million representing the credit enhancement fee buy-out in the nine months ended September 30, 2007 as more fully described below.

Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the cost of complimentary activities. Casino expense for the nine months ended September 30, 2008 was $15.1 million, or 15.9% of Casino revenue, net of promotional allowances, compared to $15.5 million, or 16.6% of Casino revenue, net of promotional allowances, for the nine months ended September 30, 2007.

Food, beverage and retail expense for the nine months ended September 30, 2008 was $4.6 million, or 148.4% of food, beverage and retail revenue, net of promotional allowances, compared to $4.1 million, or 115.9% of food, beverage and retail revenue, net of promotional allowances, for the nine months ended September 30, 2007. Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income. The increase in food, beverage, and retail costs is attributable to an increase in sales and a new liquor license and replacement and maintenance of food and beverage smallwares, linens and china and silverware.

Selling, general and administrative expense for the nine months ended September 30, 2008 increased by $0.1 million to $32.0 million, or 32.7% of net revenues, from $31.9 million, or $30.7% of net revenues, for the nine months ended September 30, 2007.  The increase in selling, general and administrative expense is attributable to increases in advertising and promotional costs.

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $7.7 million and $8.9 million, respectively.  Depreciation expense was computed using the straight-line method over the useful life of property, plant and equipment. The decrease in depreciation expense is due to the full depreciation of certain assets purchased in early 2003.

The Credit Enhancement Fee was $0 for the nine months ended September 30, 2008, compared to $11.3 million, or 10.9% of net revenues, for the nine months ended September 30, 2007.  The decrease is due to the termination of the Development Agreement pursuant to the Authority’s exercise of the buy-out option on January 31, 2007.

Gaming Commission and surveillance expense for the nine months ended September 30, 2008 and 2007 was $2.7 million and $2.2 million, respectively.  The Gaming Commission is reimbursed in full by the Authority for all expenses related to the regulation of the Casino.

The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $1.0 million for the nine months ended September 30, 2008 and 2007, respectively.

Income from operations. Income from operations for the nine months ended September 30, 2008 was $34.8 million, or 35.5% of net revenues, compared to $28.9 million, or 27.8% of net revenues, for the nine months ended September 30, 2007.  The increase in income from operations is attributable to the buy-out of the Credit Enhancement Fee for in 2007.

Other expense, net. Other expense, net for the nine months ended September 30, 2008 was $14.7 million, or 15.0% of net revenues, compared to $14.4 million, or 13.9% of net revenues, for the nine months ended September 30, 2007.  Other expense, net included interest expense of $15.6 million and $15.7 million for the nine months ended September 30, 2008 and 2007, respectively.

Other expense, net also included interest income of $1.0 million and $1.2 million for the nine months ended September 30, 2008 and 2007, respectively. No interest costs were capitalized in 2008 or 2007.

Income before distributions to the Tribe. Income before distributions to the Tribe for the nine months ended September 30, 2008 increased by $5.6 million to $20.1 million, or 20.5% of net revenues, from $14.5 million, or 14.0% of net revenues, for the nine months ended September 30, 2007.

Distributions to the Tribe. Distributions to the Tribe for the nine months ended September 30, 2008 increased by $1.3 million to $10.6 million, compared to $9.3 million, for the nine months ended September 30, 2007. The increase is due to annual increases in the Service Payments permitted by the Indenture and a one-time catch up distribution to the Tribe of $1.0 million of Service Payments that could have been previously distributed to the Tribe.

Liquidity and Capital Resources

Since our inception, we have funded our capital expenditures and working capital requirements primarily through debt financing, gaming equipment supplier financing, other financing, and operating cash flow.

As of September 30, 2008, we spent $1.2 million on the development of an approximately 18-acre parcel of land adjacent to the Tribe’s reservation (referred to as the “Dugan Property”) which is expected to include an additional access road to our Casino. We have $4.6 million remaining in a restricted account funded from the proceeds of our Senior Notes for the development of the Dugan Property.

Our capital expenditures for the nine months ended September 30, 2008 and 2007 were $21.6 million and $3.3 million, respectively.  This increase is partly attributable to the September 2008 payment of $7.6 million to reimburse costs paid by the Tribe for engineering and design costs related to the master plan development of our planned resort, including electrical, HVAC, landscaping, interior design services and consulting fees for legal, branding, feasibility and public relations services. We have reflected the reimbursed amount as construction in progress in our balance sheet.  Other capital expenditures include $1.6 million for the new accounting system packet and implementation, $1.5 million for slot purchases, $0.4 for the establishment of our new Geyserville offices.

As of September 30, 2008, we had cash and cash equivalents, net of restricted cash of $45.2 million, compared to $46.5 million, as of December 31, 2007. As of September 30, 2008, we had restricted cash of $7.4 million, compared to $7.3 million, as of December 31, 2007. Our principal source of liquidity during the nine months ended September 30, 2008 consisted of cash flow from operating activities. Net cash provided by operating activities for the nine months ended September 30, 2008 was $40.3 million, a decrease of $8.5 million, from $48.8 million in 2007.

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

Net cash used for capital and related financing activities for the nine months ended September 30, 2008 was $32.0 million, compared to $25.4 million, for the nine months ended September 30, 2007. This increase was primarily attributable to payments made to the Tribe for infrastructure improvements partially offset by the elimination of the requirement to pay the Credit Enhancement Fee.

Cash flow from investing activities for the nine months ended September 30, 2008 decreased by $0.2 million to $1.0 million, from $1.2 million, for the nine months ended September 30, 2007.

Cash flow used in non-capital financing activities for the nine months ended September 30, 2008 was $10.6 million, an increase of $1.3 million, from $9.3 million, for the nine months ended September 30, 2007.  Cash flow used in non-capital financing activities consisted of distributions to the Tribe.  The increase is due to annual increases in the Service Payments permitted by the Indenture and a one-time catch up distribution to the Tribe of $1.0 million of Service Payments that could have been previously distributed to the Tribe.

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

Last year we and the Tribe announced plans to build a destination resort, which plans are more fully described in our Form 8-K dated June 28, 2007, and exhibits listed therein.  The proposed project includes the construction of a casino, hotel and spa, several food and beverage venues, administrative facilities, a garden and terrace plaza, a retail area, and back of house facilities. The proposed project includes three above-ground levels and a hotel tower (up to eight levels) and two below-ground levels.  We do not currently have adequate liquidity or cash flow to finance the project as proposed.  We will consider various sources of liquidity to finance the first phase of the proposed project, although it cannot be assured that we will be able to obtain financing or that the interest rates on any financings will be favorable.

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into the MOA that, among other things, settled several long-standing legal disputes between Sonoma County and the Tribe, and will provide a binding framework for resolving future disputes.  The MOA enables the Tribe to move forward with its proposed resort development project, including a new and expanded “Tuscan-themed” casino and hotel with luxury resort amenities.  A copy of the MOA was filed as an exhibit to the Authority’s Form 10-K for the fiscal year ending December 31, 2007.  Under the MOA, the County agreed to drop its opposition to the Tribe’s application for a liquor license and on May 29, 2008, the California Department of Alcoholic Beverage Control issued a liquor license to our gaming and entertainment facility.  However, the Tribe has agreed to restrict the sale of alcohol to wine and beer between the hours of 11 a.m. and 5 p.m. on weekdays, and to stop serving alcohol altogether at midnight except for Friday and Saturday nights and the nights before holidays. The Tribe has also agreed not to serve liquor on the Casino floor, although patrons may bring drinks purchased at the restaurant or bar on to the Casino floor. The restrictions may be renegotiated following the first to occur of the three year anniversary of the MOA or the opening of a hotel, which is anticipated to occur within the next two to three years.  In addition, the MOA commits the County Sheriff’s Department and Fire Marshall to provide public safety and fire investigation services to the Casino and the Tribe’s future gaming projects on the reservation and provides detailed agreements on off-reservation impact mitigation measures.  Pursuant to the MOA, the County withdrew its opposition to the Tribe’s application to take into trust an approximately 18-acre parcel of land adjacent to the Tribe’s reservation (the “Dugan Property”).  Previously, the trust application had been approved by the Department of the Interior, which approval had been opposed by the County.  Pursuant to the MOA, the Tribe has agreed to pay the County $75 million in mitigation fees over the next 12 years, subject to adjustment under certain circumstances described in the MOA, to offset the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and to support the services being provided by the County.  The Tribe made an initial payment of $3.0 million, and an annual payment of $4.5 million on September 30, 2008.  In addition, the Tribe has agreed to pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental charges collected on occupied hotel rooms.  Such fees are required to be paid quarterly until five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State.

Contractual Obligations as of September 30, 2008

Contractual obligations and commitment amounts as of September 30, 2008 have not materially changed from the prior quarter.

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

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”).  The MOA commits the County Sheriff’s Department and Fire Marshall to provide public safety and fire services to the Casino and the Tribe’s future gaming projects on the reservation and provides detailed agreements on off-reservation impact mitigation measures.  Pursuant to the MOA, the County withdrew its opposition to the Tribe’s application to take into trust an approximately 18-acre parcel of land adjacent to the Tribe’s reservation (the “Dugan Property”).  Previously, the trust application had been approved by the Department of the Interior, which approval had been opposed by the County.  Pursuant to the MOA, the Tribe has agreed to pay the County $75 million in mitigation fees over the next 12 years, subject to adjustment under certain circumstances described in the MOA, to offset the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and to support the services being provided by the County.  The Tribe made an initial payment of $3.0 million, and annual payment of $4.5 million on September 30, 2008. In addition, the Tribe has agreed to pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental charges collected on occupied hotel rooms.  Such fees are required to be paid quarterly until five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State.

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

Impact of Inflation

Absent changes in competitive and economic conditions or in specific prices affecting the casino industry, we do not expect that inflation will have a significant impact on our gaming facility operations. Since many of our patrons drive up from Santa Rosa and San Francisco, changes in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the casino industry in general.

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

Through September 30, 2008, we had not invested in derivative or foreign currency-based financial instruments.  Additionally, we primarily have invested in short-term, fixed rate debt.  As such, we do not believe we have material exposure to market risk.

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

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We have engaged in, and continue to engage in, substantial efforts to address the material weaknesses in our internal controls over financial reporting and the ineffectiveness of our disclosure controls and procedures.  We are in the process of remediating these material weaknesses through the following actions:

1.               We have implemented our new financial software package which has resolved a major portion of our financial internal control concerns. We have increased our reliance on our own technical accounting and reporting resources by purchasing reference materials and subscribing to a service that provides regular updates and research capabilities related to SEC and accounting pronouncements.  We intend to engage external consultants with appropriate SEC and GAAP expertise to assist in financial statement review, filing of SEC reports, policy and procedure compilation assistance and other related advisory services before the end of the fourth quarter of 2008.

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

3.               The accounting department has compiled a detailed closing checklist so that reconciliations of significant accounts are performed at a level that will appropriately identify errors.  The checklist is intended to provide detailed steps to be followed so that account reconciliations are performed completely and accurately at the close of quarterly and annual filing periods.  Finance and Accounting employees are reviewing reconciliations and are required to sign each step as evidence of the completion of their review.

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

Changes to Internal Controls Over Financial Reporting

We continue to test our internal controls so as to make improvements to the weaknesses that we have identified and to determine whether there are other procedures that we can implement to improve our financial reporting processes.  We believe that we have implemented controls and procedures to correct the practices that led to certain restatements of our prior financial statements.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Runyan Litigation

On March 7, 2008, Norman Runyan, our former Chief Operations Officer, filed suit against us, the Casino and Mr. Harvey Hopkins, the Chairman of the Tribe and a member of our Board, in the Sonoma County Superior Court. Mr. Runyan’s complaint asserted causes of actions for breach of contract, wrongful termination in violation of public policy, intentional interference with contract and intentional infliction of emotional distress. He sought unspecified compensatory and punitive damages. Mr. Runyan alleged that he was wrongfully terminated from his employment because he opposed certain alleged actions on the part of the defendants, including contracts for construction work allegedly performed on the reservation by affiliates of the Tribe and Mr. Hopkins. Mr. Runyan claimed that the work violated the Indenture and that Mr. Runyan was forced to resign from his employment in violation of public policy after protesting that the alleged work violated the Indenture, the Compact, and the Securities Exchange Act of 1934. He also claimed that the defendants unlawfully discriminated against him in connection with his status as a debtor under the Bankruptcy Code. We believed that Mr. Runyan’s lawsuit is based on erroneous information and is without merit, and we and the Tribe vigorously defended against it. We and the other defendants filed a motion to dismiss the lawsuit and on October 17, 2008, the Sonoma County Superior Court issued an order dismissing Mr. Runyan’s lawsuit.

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

The greatest competition may come from the proposed Graton Rancheria casino. In April 2003, the Federated Indians of the Graton Rancheria, also known as the Coast Miwoks, announced plans to purchase land in Sonoma County near Highway 37 and Lakeville Highway, approximately 20 miles south of our gaming facility and closer to San Francisco than our reservation. The proposed location would lie directly between our Casino and the majority of the 7 million population base of the San Francisco Bay area. The announced plans include construction of a casino-hotel complex that will be managed by Station Casinos, Inc. based in Las Vegas, Nevada. The proposed facility will house approximately 2,000 slot machines, 120 card tables and bingo, as well as a 300-room hotel, five restaurants and a theater with up to 2,000 seats. As a result of environmental opposition to the development of such location, the Federated Indians of the Graton Rancheria announced plans to move the proposed casino-hotel complex to a site near Rohnert Park, California. The Rohnert Park City Council has approved an agreement with the Federated Indians of the Graton Rancheria to share with Rohnert Park and various community groups, approximately $200.0 million over 20 years, to offset the impact of the proposed project.

In May 2008, the U.S. Department of Interior published in the Federal Register a notice to take the proposed Rohnert Park site into federal trust on behalf of the Graton Rancheria. This represents a significant step towards the development of a casino at Rohnert Park, as do the separate agreements negotiated between the Graton Rancheria and Sonoma County and Marin County, whereby the counties pledged to not challenge the land-into-trust decision and the Graton Rancheria agreed not to build any additional casinos in Sonoma or Marin counties. The U.S. Department of Interior’s land-into-trust decision has, however, been challenged by citizens groups opposed to a casino in Rohnert Park. Under established policy, the Department will not actually take the land into trust – a prerequisite for gaming to occur there – until the litigation is resolved. Another obstacle facing the proposed Graton Rancheria casino is the ability to obtain financing for the project, as the tribe’s partner, Station Casinos, is facing difficulties.  Moody’s Investor Service has stated that it believes the company lacks excess cash or liquidity to fund new projects.  The Graton Rancheria will also need to enter into a tribal-state compact with the State of California before it can operate Class III gaming at the Rohnert Park site.

The Hopland Sho-ka-wah Casino is located several miles east of Highway 101 on Route 175. The facility features a 40,000 square foot casino offering 550 slot machines, 6 table games and a small 3 table poker room. The facility contains a small cafe-type food and beverage area, a bar and a fine-dining steak house. Entertainment is provided occasionally, which includes musical acts and boxing. Hopland operates a small bus program~~;~~ but does not operate a hotel.

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

The Thunder Valley Casino opened in June 2003 and is located at the intersection of Highway 65 and Interstate 80 just outside of Sacramento, California. The Nevada-style property offers more than 2,600 slot machines and some 100 table games that include blackjack, baccarat, and a variety of poker games including Let It Ride and Pai Gow. The facility features a salon, private dining rooms, bars and butler service. In addition, it houses a 500-seat buffet and various fast food options, including Fat Burger, Panda Express and Starbucks, and fine dining options such as Austin’s Steakhouse. The facility also features a nightclub and live entertainment is offered every two weeks. The Thunder Valley Casino recently announced that it plans to build a new 650-room, 23-story hotel featuring a spa, family center and other amenities.  Thunder Valley also plans to construct a 3,000-seat performing arts center, and to expand the casino to include three new restaurants, more gaming space and new poker room, and a parking structure capable of holding 5,000 cars, and has obtained financing for this expansion.

The Cache Creek Casino is located approximately 50 miles west of Sacramento. The Cache Creek Casino recently expanded its facility to 2,900 slot machines. The casino also houses over 140 table games including blackjack, Texas Hold’em, Pai Gow and Caribbean Stud. The facility also includes a 200-room luxury hotel, 8 restaurant outlets, an entertainment pavilion with seating for 600, a spa and outdoor pool, an 18-hole golf course and a 1,883 spot parking structure. The facility is in the process of expanding its restaurant offerings, and has recently announced plans to add more shops and parking, and to add 10-story hotel tower with 467 rooms, and a 62,500 square -foot convention center capable of seating 2,300 people.

The Lytton Band of Pomo Indians currently operates a 70,000 square-foot casino with 1,050 Class II electronic bingo machines on the 9-acre site of a card room in San Pablo, near Oakland, California, on land that was placed in trust for the tribe through congressional legislation. The Lytton Band signed a compact with Governor Arnold Schwarzenegger for operating Class III casino gaming on the San Pablo site, but the state legislature withheld its approval. In May 2007, legislation was introduced in the U.S. Senate, which has the support of the Lytton Band, that would require the Lytton Band to forego any Class III machines at the San Pablo site and instead limit itself to operating its existing Class II machines. This legislation was passed by the Senate in November 2007 and referred to the Committee on Natural Resources of the U.S. House of Representatives, but no further action has been taken.

The Twin Pine Casino, owned and operated by the Middletown Rancheria of Pomo Indians, is located approximately 4 miles off of Highway 29 in Napa County, approximately 34 miles from our gaming and entertainment facility. The Twin Pine Casino currently offers 12,000 square feet of gaming space, with more than 400 slot machines and 8 table games including blackjack and poker, and houses a café. The Middletown Rancheria has announced plans to add a 60-room hotel and expand the facility to include 50,000 square feet of gaming space with approximately 700 slot machines and 20 table games, three food areas, and a wine tasting room.

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

The Scotts Valley Band hopes to build a 225,000 square-foot casino complex and five-story parking garage on a 29.87-acre site in Contra Costa County, near Richmond, California.  In March 2008, the Bureau of Indian Affairs announced the filing of the Final Environmental Impact Statement for the proposed project.

The Cloverdale Rancheria has announced preliminary plans to build a 596,00 square-foot hotel/spa and casino resort some ten miles north of our Casino on U.S. Highway 101, and they and their financial backers have purchased approximately 79 acres for the proposed facility. The environmental review process for the proposed Cloverdale Rancheria project began in July 2008.

Each of these proposed projects faces numerous obstacles in addition to environmental approvals, including the negotiation and approval of a compact with the State of California, approval from the U.S. Department of Interior to take the land on which the project would be located into federal trust on behalf of the tribe, and determinations from appropriate federal agencies that the tribes may conduct gaming on these lands pursuant to the Indian Gaming Regulatory Act.

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

These and other initiatives that might be proposed in various locations could adversely affect our business.

The discussion under the heading “Management’s Discussion and Analysis of the Financial Condition and Results of Operations  - Risk Factors” in the 2007 Annual Report on form 10-K under the captions “We have a substantial amount of indebtedness that could adversely affect our financial condition and prevent us from fulfilling our obligations under the Outstanding Notes” and “We will require a significant amount of cash to service our indebtedness and fund our gaming operations. Our ability to generate cash depends on many factors beyond our control” is updated as follows to reflect the recent events in the financial markets:

Our ability to make scheduled principal and interest payments, refinance debt, and fund operations, and make planned capital expenditures, depends on the levels of our operating cash flow and access to the capital markets.  Like many companies, we rely on the capital markets to fund significant capital expenditure plans with long-term debt. Our ability to access the capital markets and the costs and terms of available financing depend on many factors, including changes in our credit ratings, changes in the federal or state regulatory environment, and general economic and market conditions.  The recent financial distress experienced at major financial institutions has caused significant disruption in the capital markets, particularly in the commercial paper market where short-term rates have increased significantly and access generally has contracted.  Long-term debt rates on bond issuances also have increased significantly since mid-September and the volume of bond issuances has decreased.  The longer such conditions persist, the more significant the implications become for us, including the potential that adequate capital is not available to fund our capital expansion plans and other planned capital expenditures.  If we are unable, in part or in whole, to fund our planned capital expenditures or obtain financing to refinance our debt, there could be a material adverse effect on our results of operations, cash flows and financial condition.

ITEM 6.               EXHIBITS

The Exhibit Index filed herewith is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2008	RIVER ROCK ENTERTAINMENT AUTHORITY
(Registrant)

	By:	/s/ Shawn S. Smyth
Shawn S. Smyth,
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by Shawn S. Smyth, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Joseph R. Callahan, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

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