Form 10-K
period 2008-12-31
River Rock Entertainment Authority
filed 2009-03-31
CIK 1288924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2). Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $0 on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008).

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

PART I

Item 1. Business.

OVERVIEW

River Rock Entertainment Authority (“we,” “us,” “our” or the “Authority”) is a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians of California (the “Tribe”). The Tribe is a federally recognized Indian tribe with 989 enrolled members, with an approximately 75-acre reservation in Sonoma County, California (“Sonoma County” or the “County”). We were formed in 2003 as an unincorporated governmental instrumentality of the Tribe, to own and operate the River Rock Casino in Sonoma County, California. The River Rock Casino had previously operated as a wholly-owned governmental operating property of the Tribe.

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

Our address is 3250 Highway 128 East, Geyserville, California 95441 and our telephone number is (707) 857-2777.

Our River Rock Casino

We own and operate the River Rock Casino, a gaming and entertainment facility located on the Tribe’s reservation, approximately 75 miles north of San Francisco, California. Our 62,000 square-foot gaming and entertainment facility, which is located in the Alexander Valley, has views of the surrounding countryside, is open 24-hours a day, seven days a week, and currently features:

•                  35,500 square feet of gaming space containing 1,570 slot and video poker gaming machines, 22 table games featuring Blackjack, Three Card Poker, Mini Baccarat and Pai Gow Poker, and 6 tables featuring Texas Hold’em Poker. We offer state-of-the-art gaming devices including video poker, video keno, progressive slots and guest favorites, such as Red Hot 7’s, Hot Shot, Jackpot Party, Quick Hits, Mystery Temple, Quick Strike and other various themes;

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

•                  alcohol service, as a result of the May 2008 issuance of our liquor license;

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

We maintain a digital surveillance system that tracks the entire casino floor to secure our facility and operations. We employ a 65 officer security force.

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

Tax Free Cash Flow from Operations.     We currently generate significant cash flow from operations. In addition, because these are governmental operations, they are not subject to any local, state or federal income taxes.

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

Marketing & Promotions: Our advertising methods include radio, a strong emphasis on email blasts, billboards, TV, newspaper, magazines, bus billboards, signature shuttles, rack cards and direct mail.  The direct mail program that will be enhanced next year will be tiered by player based on player status.  This direct mail method will include coupons and information regarding up and coming promotions which will be tailored to target our high end players. Over the years, we have analyzed promotions and player demand and have continued with the successful promotions which have led to increased revenues.  Promotions that have proven successful and increased revenues are car giveaways, cash spins, and “Gas and Cash”.  Along with continued promotions, we will also be adding tournaments.  Marketing will be putting more emphasis on direct mail to the ethnic marketing, i.e. Latino and Asian signature markets in the Bay area.  With giveaways and promotions throughout the year, we will be able to continue to provide cutting edge entertainment.

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

Increase Time on Device and Win Per Unit.  We utilize state-of-the-art technology and sophisticated player tracking software system which provides a customized and tailored gaming environment that generates increased time spent on a device and enhances the likelihood of return business.  This data base helps us to determine our premier players and target their favorite games, and also helps us create a relationship with those patrons.

Continue to Develop our Appeal to the Asian Market.  The Asian market constitutes 20% of the Bay Area population and 31% of the San Francisco population.  We continue cultivating our Asian market customer base through our bus program from San Francisco’s Chinatown with our targeted gaming promotions.  In an effort to further increase our market exposure, we have increased our Asian targeted media and we have begun participating in Asian community events.

Expand Marketing and Promotion Programs.  We will monitor the effectiveness of our advertising and brand awareness efforts through an extensive research analysis program and evaluate it against measurable objectives such as first name recall for our gaming facility and satisfied resident response rates. From our database, we are able to track our repeat business. Our database also provides us with information on new player sign-ups, which in 2008, has grown by 45,000. We have also promoted more frequent and longer visits and increased wagering at off-peak demand periods through promotions such as our “Hot Nights, Cool Cash” and “Pick Your Dream Car” programs. These promotions offer customers cash rewards on weekday nights and has resulted in increased net revenue whenever offered.

Supplement Demand with Our Bus Program.    We intend to supplement our overall demand with our line and charter bus program to provide customer transportation to our gaming facility. We believe that this program enabled us to maximize our number of guests during the off-peak times.  Our guests have appreciated the convenience offered by this program and we have experienced an increase in the use of our bus program.  We operated an average of approximately 32 buses a day in 2008. Our bus program brings guests from San Francisco, San Mateo, Contra Costa, Alameda and Marin Counties.  On our River Rock line runs, guests pay between $10 to $15 roundtrip to and from our casino. Upon arrival, they receive an incentive package in the range of $15 to $25 towards use on gaming in our casino. Our special charter bus guests also receive $20 towards use on gaming in our casino.

COMPETITION

Other Casinos In and Around Our Market

Federal and California law currently permits Class III casino gaming only on federally recognized tribal lands pursuant to compacts negotiated with the State of California and approved by the U.S. Secretary of the Interior. Class II gaming for tribes is permitted only on federally recognized tribal lands. There are currently 55 tribes operating 56 compacted gaming facilities in the State of California. The closest existing competitors are the Hopland Sho-ka-wah Casino, located approximately 35 miles and 40 minutes driving time north of the Tribe’s reservation; the Konocti Vista

Casino, located approximately 45 miles and one hour and ten minutes driving time northeast of the Tribe’s reservation; the Thunder Valley Casino, located approximately 124 miles and two hours and forty-five minutes driving time east of the Tribe’s reservation; and Cache Creek Indian Casino and Bingo, located approximately 95 miles and two hours and fifteen minutes driving time east of the Tribe’s reservation. In addition, several potential competitors are attempting to develop and open casinos near our Casino.

The greatest competition may come from the proposed Graton Rancheria casino. In April 2003, the Federated Indians of the Graton Rancheria, also known as the Coast Miwoks, announced plans to purchase land in Sonoma County near Highway 37 and Lakeville Highway, approximately 20 miles south of our gaming facility and closer to San Francisco than our reservation. The proposed location would lie directly between our Casino and the majority of the 7 million population base of the San Francisco Bay area. The announced plans include construction of a casino-hotel complex that will be managed by Station Casinos, Inc. based in Las Vegas, Nevada. The proposed facility would house approximately 2,000 slot machines, 120 card tables and bingo, as well as a 300-room hotel, five restaurants and a theater with up to 2,000 seats. As a result of environmental opposition to the development of such location, the Federated Indians of the Graton Rancheria announced plans to move the proposed casino-hotel complex to a site near Rohnert Park, California. The Rohnert Park City Council has approved an agreement with the Federated Indians of the Graton Rancheria to share revenues with Rohnert Park and various community groups, approximately $200.0 million over 20 years, to offset the impact of the proposed project.

In May 2008, the U.S. Department of Interior published in the Federal Register a notice to take the proposed Rohnert Park site into federal trust on behalf of the Graton Rancheria. This represents a significant step towards the development of a casino at Rohnert Park, as do the separate agreements negotiated between the Graton Rancheria and Sonoma County and Marin County, whereby the counties pledged to not challenge the land-into-trust decision and the Graton Rancheria agreed not to build any additional casinos in Sonoma or Marin counties. The U.S. Department of Interior’s land-into-trust decision has, however, been challenged by citizens groups opposed to a casino in Rohnert Park. Under established policy, the Department will not actually take the land into trust — a prerequisite for gaming to occur there — until the litigation is resolved. Another obstacle facing the proposed Graton Rancheria casino is the ability to obtain financing for the project.  In addition, the Graton Rancheria will also need to enter into a tribal-state compact with the State of California before it can operate Class III gaming at the Rohnert Park site.

The Hopland Sho-ka-wah Casino is located several miles east of Highway 101 on Route 175. The facility features a 40,000 square foot casino offering 550 slot machines, 6 table games and a small 3 table poker room. The facility contains a small cafe-type food and beverage area, a bar and a fine-dining steak house. Entertainment is provided occasionally, which includes musical acts and boxing. Hopland operates a small bus program but does not operate a hotel.

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

The Thunder Valley Casino opened in June 2003 and is located at the intersection of Highway 65 and Interstate 80 just outside of Sacramento, California. The Nevada-style property offers over 2,400 slot machines and 98 table games that include blackjack, baccarat, and a variety of poker games including Let It Ride and Pai Gow. The facility features a salon, private dining rooms, bars and butler service. In addition, it houses a 500-seat buffet and various fast food options, including Fat Burger, Panda Express and Starbucks, and fine dining options such as Austin’s Steakhouse. The facility also features a nightclub, and live entertainment is offered every two weeks.  In 2008, the Thunder Valley Casino announced plans to build a new 650-room, 23-story hotel featuring a spa, family center and other amenities.  Thunder Valley also planned to construct a 3,000-seat performing arts center, and to expand the casino to include three new restaurants, more gaming space and new poker room, and a parking structure capable of holding 5,000 cars.  Thunder Valley obtained financing for the expansion, which began in July 2008 but was halted in November 2008.  The casino recently announced plans to continue with the expansion, but the project has been scaled down to include a 15-story hotel with 400 rooms; a 700-seat, 10,000-square-feet multipurpose entertainment center in place of the performing arts center; and a 7-story parking structure with approximately 3,500 spaces.

The Cache Creek Casino is located approximately 50 miles west of Sacramento. The Cache Creek Casino recently expanded its facility to 2,900 slot machines. The casino recently added a 28-table poker room and houses over 140 table games including blackjack, Texas Hold’em, Pai Gow and Caribbean Stud. The facility also includes a 200-room luxury hotel, an 8 restaurant outlets, an entertainment pavilion with seating for 600, a spa and outdoor pool, an 18-hole golf course, and a 1,883 spot parking structure. The facility is in the process of expanding its restaurant offerings, and has recently announced plans to add more shops, parking, and expand its gaming floor, and to add more than 500 slot machines, a 10-story hotel tower with 467 rooms, and a 62,500 square-foot convention center capable of seating 2,300.

The Lytton Band of Pomo Indians currently operates a 70,000 square-foot casino with 1,050 Class II electronic bingo machines on the 9-acre site of a card room in San Pablo, near Oakland, California, on land that was placed in trust for the tribe through congressional legislation. The Lytton Band signed a compact with Governor Arnold Schwarzenegger for operating Class III casino gaming on the San Pablo site, but the state legislature withheld its approval. In May 2007, legislation was introduced in the U.S. Senate, which has the support of the Lytton Band, that would require the Lytton Band to forego any Class III machines at the San Pablo site and instead limit itself to operating its existing Class II machines. This legislation was passed by the Senate in November 2007 and referred to the Committee on Natural Resources of the U.S. House of Representatives, but no further action was taken.  In January 2009, the legislation was again introduced in the U.S. Senate.  It was read twice and referred to the Senate Committee on Indian Affairs, but no further action has been taken.

The Twin Pine Casino, owned and operated by the Middletown Rancheria of Pomo Indians, is located approximately 4 miles off of Highway 29 in Napa County, approximately 34 miles and one hour driving time from our gaming and entertainment facility. The Twin Pine Casino currently offers 12,000 square feet of gaming space, with more than 400 slot machines and 8 table games including blackjack and poker, and houses a café. The Middletown Rancheria has announced plans to add a 60-room hotel, which is tentatively scheduled to open in March 2009, and to expand the facility to include 50,000 square feet of gaming space with approximately 700 slot machines and 20 table games, three food areas, and a wine tasting room.

There are a number of other Indian tribes, including the Scotts Valley Band of Pomo Indians and the Guidiville Band of Pomo Indians, that have announced preliminary plans to develop gaming projects in the San Francisco Bay area.

The Guidiville Band hopes to have transferred to it land at the former Point Molate Naval Base in Richmond, California on which it hopes to operate a casino along with a 1,100-room hotel, theater, convention center, and retail shops, but the project is still in its early stages, as the land transfer has not been approved and environmental reviews must be completed.  In January 2009, two environmental groups filed a lawsuit against the City of Richmond, the Guidiville Band and its financial backer and developer in an effort to stop the transfer of the land.

The Scotts Valley Band hopes to build a 225,000 square-foot casino complex and five-story parking garage on a 29.87-acre site in Contra Costa County, near Richmond, California.  In March 2008, the Bureau of Indian Affairs announced the filing of the Final Environmental Impact Statement for the proposed project.  In August 2008, the Contra Costa County Superior Court struck down a municipal services agreement between the City of Richmond and the Scotts Valley Band on the ground that the City failed to conduct the proper environmental reviews before signing the agreement.

The Cloverdale Rancheria has announced preliminary plans to build a 596,000 square-foot hotel/spa and casino resort some ten miles north of our Casino on U.S. Highway 101, and they and their financial backers have purchased approximately 79 acres for the proposed facility. The environmental review process for the proposed Cloverdale Rancheria project began in July 2008.

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

Other initiatives expanding competitive forms of gaming have been approved and may, from time to time, be approved by state or local authorities. Examples include the passage in California of recent legislation expanding off-site betting on horse races through expanded advance deposit wagering and increased satellite wagering sites, and a legislative proposal in the California Assembly in February 2007 to amend the California Penal Code to expand permitted bingo games by charitable organizations to include electronic bingo cards.

EMPLOYEE AND LABOR RELATIONS

As of December 31, 2008, we had 625 full and part-time employees. Our employees are not covered by any collective bargaining agreements. We believe that our relations with our employees are good. However, provisions in a labor ordinance the Tribe was required to adopt as part of the 1999 compact agreement, permits opportunities for unions to attempt to organize our labor force. In addition, a recent decision by the United States Court of Appeals for the District of Columbia upheld a finding by the National Labor Relations Board, that the National Labor Relations Act is applicable to tribal casinos.

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

In accordance with the Compact and California law, the Tribe is obligated to remit certain fees to the CGCC on a quarterly basis for inclusion in a Revenue Sharing Trust Fund (“RSTF”) maintained by the State of California. The RSTF is for the benefit of tribes that have no or limited gaming. The RSTF fees are fixed amounts per device, calculated on an annual basis and paid quarterly. We pay these fees on behalf of the Tribe. RSTF fees for the years ended December 31, 2008 and 2007 were $1.3 million for each year.

In the summer of 2006, Governor Schwarzenegger renegotiated five compacts with five Southern California tribes which took effect in January 2008. The new compact amendments allow the tribes who agreed to the amendment to have additional slot machines, while imposing additional significant annual payments to the State of California and requiring extensive mitigation and compensation to impacted local communities and provisions affecting customers and employees.  In the summer of 2008, the State entered into a compact with a tribe in Central California that contains similar terms and provisions.  The Tribe has not sought or entered into an amendment of its Compact.

Issuance of Liquor License

In March 2008, the Tribe and the Sonoma County Board of Supervisors entered into a Memorandum of Agreement (the “MOA”) that, among other things, settled several long-standing legal disputes between Sonoma County and the Tribe, and will provide a binding framework for resolving future disputes.   Under the MOA, the County agreed to drop its opposition to the Tribe’s application for a liquor license.  In a related action, the Alexander Valley Association (“AVA”), a local business and residents association which has long objected to the issuance of a liquor license, agreed to withdraw its objections to the license and has persuaded its members and a number of other protestors to do likewise.

In May 2008, the California Department of Alcoholic Beverage Control issued a liquor license to our gaming and entertainment facility.  However, the Tribe has agreed to restrict the sale of alcohol to wine and beer between the hours of 11 a.m. and 5 p.m. on weekdays, and to stop serving alcohol altogether at midnight except for Friday and Saturday nights and the nights before holidays. The Tribe has also agreed not to serve liquor on the Casino floor, although patrons may bring drinks purchased at the restaurant or bar on to the Casino floor. The restrictions may be renegotiated following the first to occur of the three year anniversary of the MOA or the opening of a hotel, which is anticipated to occur within the next two to three years.

DRY CREEK RANCHERIA BAND OF POMO INDIANS

Tribal Administration

The Dry Creek Rancheria Band of Pomo Indians is a federally recognized, self-governing Indian tribe with 989 enrolled members. The reservation was established in 1915 under the authority of an Executive Order dated January 12, 1891. Pursuant to the Tribe’s Articles of Association, the Tribe is governed by a Tribal Council composed of all voting members. Certain authority is delegated to elected tribal officers who comprise the Board of Directors, consisting of a Chairperson, a Vice Chairperson, a Secretary/Treasurer and two members-at-large..  The members of the Board of Directors of the Tribe are the same members as our Board of Directors, but they do not serve in the same capacity.

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

Construction Disbursement Account.      Approximately $61.1 million of the net proceeds of the Notes Offering was deposited into a construction disbursement account and was used to fund the design and construction of our expansion project. All funds in the construction disbursement account are pledged to the trustee for the benefit of itself, and the holders of the Outstanding Notes, until disbursed by U.S. Bank National Association in accordance with the Cash Collateral and Disbursement Agreement. Approximately $3.5 million from the proceeds from the Notes Offering were used to reimburse the Tribe for payments made to Swinerton Builders prior to the sale of the Notes. The construction disbursement account had $2.6 million remaining as of December 31, 2008.

Construction Escrow Account.      $10.0 million of the net proceeds of the Notes Offering was deposited into a construction escrow account to fund qualifying construction cost overruns.  All funds in the construction escrow account are pledged to the trustee for the benefit of itself and the holders of the Outstanding Notes until disbursed by U.S. Bank National Association in accordance with the Cash Collateral and Disbursement Agreement.  We used $10.0 million in the account to pay off the Subordinated Note on March 13, 2005.  The construction escrow account has $0.1 million remaining as of December 31, 2008.

Dugan Property Improvements Account.      $5.0 million of the net proceeds of the Notes Offering was deposited into the Dugan Property improvements account and will be used to build an additional access road to the Tribe’s reservation. All such funds will be held in the Dugan Property improvements account and pledged to the trustee for the benefit of itself and the holders of the Outstanding Notes until disbursed by U.S. Bank National Association in accordance with the Cash Collateral and Disbursement Agreement. Subject to certain exceptions, U.S. Bank National Association, as the disbursement agent, will disburse funds from the Dugan Property improvements account only upon certification by us that we have adequate funds to complete the road project, and upon the satisfaction of the other disbursement conditions set forth in the Cash Collateral and Disbursement Agreement. The Dugan Property improvements account had $4.3 million remaining as of December 31, 2008.

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

Memorandum of Agreement between the Tribe and Sonoma County, California

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”) that will, among other things, settle several long-standing legal disputes between Sonoma County and the Tribe and provide a binding framework for resolving future disputes.  The MOA enables the Tribe to move forward with its proposed resort development project, including a new and expanded “Tuscan-themed” casino and hotel with luxury resort amenities.  Under the MOA, the County agreed to drop its opposition to the Tribe’s application for a liquor license and we obtained our liquor license for the casino on May 29, 2008.

Under the MOA, the Tribe agreed to restrict the sale of alcohol to wine and beer between the hours of 11 a.m. and 5 p.m. on weekdays, and to stop serving alcohol at midnight except for Friday and Saturday nights and the nights before holidays. The restrictions may be renegotiated following the first to occur of three years or the opening of a hotel, which is projected to occur within the next two to three years.

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

Pursuant to the MOA, the Tribe has agreed to pay the County $75 million in mitigation fees over the next 12 years, subject to adjustment under certain circumstances described in the MOA, to offset the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and to support the services being provided by the County.  The Tribe paid $3.0 million on April 17, 2008 and $4.5 million on September 20, 2008.  Future payments are scheduled to take place as follows: $2.8 million no later than June 30, 2009; $5.0 million upon the earlier of March 18, 2011 or the opening of phase one of the resort project; $5.0 million on July 1st of the subsequent year but no later than July 1, 2011; and $5.0 million plus 4% compounded annually on July 1 of each subsequent year until the entire $75.0 million has been paid.

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

Development and Loan Agreement

The Tribe entered into a Development and Loan Agreement with Dry Creek Casino, LLC (“DCC”) on August 26, 2001, which has been amended from time to time (as amended, the “Development Agreement”). In consideration of DCC providing credit enhancement and other services under the Development Agreement, the Tribe was obligated to pay DCC a Credit Enhancement Fee (the “Credit Enhancement Fee”). The Credit Enhancement Fee was defined as 20% of our net income before distributions to the Tribe plus depreciation and amortization plus annual interest on $25.0 million principal amount of the Senior Notes less revenues from sales of alcoholic beverages. The Credit Enhancement Fee was required to be paid monthly for a period of five years commencing on June 1, 2003.

We had the right to terminate the Development Agreement by exercising a buy-out option (the “Buy-Out Option”) and did so on January 31, 2007.  Subsequently on March 2, 2007, we and DCC signed a mutual agreement to fix the amounts due to DCC in respect of such exercise to the sum of $11.4 million, less the amount paid after we exercised the Buy-Out Option of $0.7 million. The net payment of $10.6 million was made in March 2007 and expensed in full in the three months ended March 31, 2007.  Credit Enhancement Fee expense was $0 and $11.3 million for the years ended December 31, 2008 and 2007, respectively.

Item 1A.  Risk Factors

The following is a description of what we consider our key challenges and risks:

Risks Related to Our Business

We have a substantial amount of indebtedness that could adversely affect our financial condition and prevent us from fulfilling our obligations under the Outstanding Notes.

As of December 31, 2008, we had approximately $199.0 million, net of unamortized issue discount of $1.0 million, of indebtedness outstanding, represented by our Outstanding Notes. Our substantial indebtedness could have important consequences and significant effects on our business and future operations. For example, it could:

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

Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties.  We cannot predict the extent to which terrorism, security alerts, war, or hostilities throughout the world, will continue to directly or indirectly impact our business and results.  As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available.  Given current conditions in the global insurance markets, we are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.  If any such event were to affect our properties, we likely would be adversely impacted.

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

On January 7, 2008, Caltrans began construction on a 3.3-mile stretch of Highway 101 from Santa Rosa (Steele Lane) to Windsor (River Road), California, approximately 20 miles south of our Casino.  The project is intended to widen Highway 101 resulting in an additional third lane in each direction.  The project requires the closure of one lane of Highway 101 in both directions from 11 p.m. to 5 a.m., Monday through Thursday, and from 12:00 a.m. to 5 a.m. on Fridays.  All lanes will be open during daylight hours and weekends. The project will also involve the closure of certain freeway entrance and exit ramps and some local streets.  The lane widening project is expected to be completed in the summer of 2010. There currently has been no major impact from this project on our operations.  However, potentially there may be future risks that could have an impact on our operations as a result of this project.

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

Currently, we have a vacancy in the office of the Chief Executive Officer and are conducting a search to fill the vacancy.  We do not have employment agreements with any key executives or employees other than with our Chief Operations Officer, and Chief Financial Officer.  We do not maintain key-man life insurance policies for any of our executives.  A sudden loss or inability to replace key employees could have a material adverse effect on our financial condition and results of operation.

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

Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

Consumer demand for gaming properties, such as ours, are particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, the current housing crisis and the credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, perceived or actual disposable consumer income and wealth, effects of the current recession and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and harming our operations.

The current housing crisis and economic slowdown in the United States has resulted in a significant decline in the amount of tourism and spending on gaming operations. If this decline continues, our financial condition, results of operations and cash flows may be adversely affected.

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

We made a distribution to the Tribe from the net proceeds of the Notes Offering to enable the Tribe to acquire and develop an approximately 18-acre parcel of land adjacent to the reservation (the “Dugan Property”). Title to the parcel will initially be held by the Tribe, although the Tribe is seeking to have the parcel taken into trust for the Tribe’s benefit. The Tribe has granted us access to any benefits the property may have for our Casino, including road access and water rights. As of December 31, 2008, we had $4.3  million remaining in an improvements account which was funded from proceeds from the Notes Offering to be used primarily to build an additional access road to the Tribe’s reservation through the Dugan Property. The Dugan Property may be subject to certain zoning, use, environmental and other restrictions, permits and processes under county and state law, including but not limited to certain agreements that have been made relative to the Dugan Property regarding agricultural use limitations and related property tax benefits. We have completed the initial planning on the road from the Dugan Property to the Tribe’s reservation.

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

On October 17, 2008, the judge of the Sonoma County Superior Court signed an Order dismissing the lawsuit filed by Norman Runyan against us, the Casino and Mr. Harvey Hopkins, the Chairman of the Tribe and a member of our Board.  On December 3, 2008, the Order was entered and the case was dismissed.

On January 14, 2009, Mr. Runyan filed a Petition for Order Compelling Arbitration with the Sonoma County Superior Court, and on January 30, 2009, he filed a Motion for Order Compelling Arbitration.  In both the Petition and the Motion, Mr. Runyan seeks to have the Court issue an order compelling arbitration of the claims asserted in the complaint that was dismissed by the court in December 2008.  We believe, based on the fact that Mr. Runyan entered into a Severance Agreement and General Release with us, the Casino, and other released parties, that there is no basis for Mr. Runyan to seek arbitration of his claims.  Accordingly, we, the Casino, and Mr. Hopkins plan to file a hybrid motion to quash summons and dismiss the Petition and Motion, together with an opposition to Mr. Runyan’s Motion.

Other Legal Matters

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

The following table presents summary historical statements of revenues and expenses, balance sheet and other data for the periods presented and should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and the related notes thereto, all included elsewhere in this Form 10-K. The historical financial data for the years ended December 31, 2008, 2007 and 2006 have been derived from our audited historical financial statements included elsewhere in this report. The following table sets forth our statement of operations for the years ended December 31, 2008, 2007, 2006, 2005 and 2004.

STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN FUND DEFICIT

YEARS ENDED DECEMBER 31, 2008, 2007, 2006, 2005, AND 2004

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Statement of Revenues and Expenses:

Revenues

Casino	$136,727	$145,714	$136,294	$132,831	$101,605
Food, beverage & retail	7,880	7,516	6,244	6,920	4,959
Other	598	615	623	663	575

Gross revenues	145,204	153,845	143,161	140,414	107,139

Promotional allowance	(14,632)	(14,467)	(12,542)	(6,856)	(2,632)

Net revenues	130,573	139,378	130,619	133,558	104,507

Operating Expenses
Casino	20,787	23,376	20,454	19,187	16,909
Food, beverage & retail	7,063	4,640	5,997	6,311	4,516
Selling, general and administrative	43,506	43,978	39,903	46,174	39,009
Depreciation	10,025	11,801	11,503	11,012	6,390
Credit enhancement fee	—	11,349	8,079	7,669	5,112
Gaming commission and surveillance expense (a)	3,695	3,023	3,154	2,773	1,780
Compact revenue sharing trust fund	1,335	1,335	1,335	1,335	1,335

Total Operating expenses	86,411	99,502	90,425	94,461	75,050

Income from operations	44,162	39,876	40,194	39,097	29,458

Interest expense, net	(20,865)	(20,872)	(20,884)	(21,047)	(17,446)
Interest income	1,006	1,701	1,046	332	499
Gain (loss) on sale of assets	—	4	(126)	(104)	(63)
Other income (expense), net	—	1	(1)	(2)	(1)

Other expense-net	(19,859)	(19,166)	(19,965)	(20,821)	(17,011)

Income before distribution to the Tribe (b)	$24,303	$20,710	$20,229	$18,276	$12,447

	Year Ended		Year Ended		Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,		December 31,		December 31,
	2008		2007		2006		2005		2004
	(Dollars in Thousands)
Other Financial Data:
Net cash provided by operating activities	$54,617		$65,215		$60,550		$55,749		$38,128
Net cash used in capital and related financing activities	$(60,888)		$(40,505)		$(32,557)		$(45,870)		$(29,292)
Net cash provided by investing activites	$1,006		$1,701		$1,046		$332		$499
Net cash used in non-capital financing activities	$(13,919)		$(12,427)		$(14,140)		$(11,180)		$(7,613)
EBITDA (c)	$55,193		$53,383		$52,615		$50,335		$36,283
Capital expenditures	$41,698		$8,193		$4,475		$17,456		$57,741
Ratio of earnings to fixed charges	2.11	X	1.95	X	1.92	X	1.83	X	1.37	X
Total Assets	$194,570		$184,504		$174,869		$167,678		$174,813
Long term liabilities	$199,046		$198,748		$198,500		$198,243		$197,823
Distributions to Tribe	$13,919		$12,427		$15,521		$11,180		$7,613

The following table reconciles EBITDA and net cash provided by operating activities for the periods indicated:

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Net cash provided by operating activities	$54,617	$65,215	$60,550	$55,749	$38,128
Increase (decrease) in accounts receivable	(239)	104	110	39	(53)
Increase (decrease) in inventories	16	(7)	1	(224)	233
Increase (decrease) in prepaid and other current assets	(190)	32	(32)	654	(109)
(Increase) decrease in accounts payable trade credit	518	(1,062)	(322)	1,220	2,787
(Increase) decrease in accrued liabilities	(535)	(1,256)	(533)	338	(27)
Gain (Loss) on sale of fixed assets	—	5	(126)	(104)	(63)
Interest income received	1,006	1,701	1,046	332	499
Credit enhancement fee	—	(11,349)	(8,079)	(7,669)	(5,112)

EBITDA (c)	$55,193	$53,383	$52,615	$50,335	$36,283

 (a) Pursuant to the regulation, the tribal gaming agency (“TGA”) charged us a flat monthly fee of $323,930 to cover all operating expenses incurred by the TGA and surveillance, which are directly related and necessary to the regulation of our Casino. Following the end of each calendar quarter, the TGA must reconcile the monthly regulatory fee and actual operating expenses and make necessary adjustments.  As of July 1, 2005, the TGA and surveillance expenses are being recorded in Gaming Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Fund Balance.  TGA and surveillance expenses for the twelve months ended December 31, 2008, and 2007 were $3,694,674 and $3,023,303, respectively.

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

 (c) “EBITDA” is income (loss) before distributions to Tribe plus interest, taxes, depreciation and amortization. EBITDA does not represent and should not be considered an alternative to net income or cash flow from operations, as determined by Generally Accepted Accounting Principles.  Moreover, our methodologies and practices in determining EBITDA may not be comparable to those used by other companies. EBITDA is included in this Form 10-K because it is a basis upon which we assess our liquidity and because certain covenants in the Indenture are tied to similar measures. EBITDA is also included in this Form 10-K because we believe that it presents useful information regarding our ability to service and incur indebtedness. EBITDA does not take into account our debt service requirements and, accordingly, is not necessarily indicative of amounts that may be available for debt service.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes beginning on page 28 of this Annual Report on Form 10-K, Item 6 — “Selected Financial Data” and Part I. Item 1. “Business.”

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

We offer Class III slot and video poker gaming machines, house banked table games (including Blackjack, Three card poker, Mini-baccarat and Pai Gow poker), Poker, featuring Texas Hold’em, comprehensive food and beverage offerings, and goods for sale in our gift shop.

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

•                  Contingencies — We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of December 31, 2008, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

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

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008	2007	2007	2007	2007	2006	2006	2006	2006

Statement of Revenues and Expenses:
Revenues
Casino	$32,946	$34,361	$34,690	$34,731	$37,462	$36,578	$36,215	$35,459	$35,717	$35,704	$32,352	$32,521
Food, beverage and retail	1,940	1,870	2,170	1,899	2,034	1,967	1,800	1,715	1,607	1,656	1,505	1,476
Other	265	30	154	149	144	151	161	160	169	156	145	153

Gross revenues	35,151	36,261	37,015	36,779	39,640	38,696	38,175	37,334	37,493	37,516	34,002	34,150
Promotional allowances	(3,709)	(3,960)	(3,357)	(3,606)	(4,163)	(3,671)	(3,403)	(3,230)	(3,121)	(3,954)	(2,940)	(2,526)

Net revenues	31,442	32,301	33,172	33,172	35,476	35,025	34,772	34,104	34,372	33,562	31,062	31,624

Operating Expenses
Casino	5,714	5,173	4,862	5,038	7,888	5,312	4,981	5,195	5,253	5,192	4,970	5,039
Food, beverage and retail	1,144	1,689	2,505	1,725	514	1,270	1,414	1,442	1,442	1,570	1,468	1,517
Selling, general and administrative	11,529	9,778	11,781	10,418	12,079	10,967	11,096	9,837	9,372	9,533	9,608	11,390
Depreciation	2,337	2,337	2,410	2,940	2,908	2,968	2,997	2,928	2,887	2,884	2,872	2,861
Credit enhancement fee	—	—	—	—	—	—	—	11,349	2,304	2,313	1,859	1,602
Gaming commission expense	1,032	807	854	1,002	780	748	820	675	1,033	673	726	723
Compact revenue sharing trust fund	334	334	334	334	334	333	333	334	334	333	334	334

Total operating expenses	22,091	20,118	22,746	21,457	24,503	21,598	21,641	31,760	22,625	22,498	21,837	23,466

Income from operations	9,351	12,183	10,912	11,715	10,973	13,427	13,131	2,344	11,747	11,064	9,225	8,158

Other expense - Net
Interest expense	(5,215)	(5,216)	(5,217)	(5,217)	(5,217)	(5,219)	(5,217)	(5,219)	(5,219)	(5,219)	(5,221)	(5,225)
Interest income	24	227	266	488	479	504	351	368	342	301	211	192
Gain (loss) on sale of assets	—	—	—	—	—	—	—	5	—	(85)	(37)	(3)
Other income (expense), net	9	—	(1)	(9)	—	2	—	—	—	(1)

Other Expense, Net	(5,183)	(4,989)	(4,952)	(4,737)	(4,739)	(4,713)	(4,867)	(4,846)	(4,877)	(5,004)	(5,047)	(5,036)

Income (loss) before distribution to the Tribe (a)	$4,168	$7,195	$5,962	$6,978	$6,234	$8,714	$8,264	$(2,502)	$6,870	$6,060	$4,178	$3,122

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

Results of Operations — Fiscal Years ended December 31, 2008 and 2007

Net Revenues. Net revenues for the fiscal year ended December 31, 2008 (“FY 2008”) decreased by $8.8 million to $130.6 from $139.4 million for the fiscal year ended December 31, 2007 (“FY 2007”). The decrease is attributed to a national and regional economic slowdown.  Approximately 95.3% of our net revenues, net of respective promotional allowances, were from gaming activities for FY 2008.  We generated $110.2 million, or 84.4% of net revenues, net of respective promotional allowances of $12.0 million, from gaming devices, and $14.3 million, or 10.9% of net revenues, net of respective promotional allowances of $0.2 million, from table games for FY 2008, as compared to $118.9 million, or 85.3% of our net revenues, net of respective promotional allowances of $11.4 million, from gaming devices and $15.2 million, or 10.9% of our net revenues, net of respective promotional allowances of $0.2 million, from table games for FY 2007.

For FY 2008, we generated $7.9 million in food, beverage and retail sales, compared to $7.5 million for FY 2007.  The increase is primarily due to the May 2008 issuance of our alcohol license resulting in alcohol sales that were non-existent in 2007.  The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Such allowances for FY 2008 and FY 2007 were $2.4 million and $2.9 million, respectively.  We do not provide complimentary alcoholic beverages to our patrons.

Promotional Allowances. Promotional allowances for the FY 2008 were $14.6 million, or 11.2% of net revenues, compared to $14.5 million, or 10.4% of net revenues, for FY 2007.  The increase in promotional allowances is attributable to the expanded use of e-coupons.  E-coupons cannot be cashed out and requires the patron to use their Players Club card.

Operating expenses. Operating expenses for FY 2008 were $86.4 million, or 66.2% of net revenues, compared to $99.5 million, or 71.4% of net revenues, for FY 2007. The decrease in operating expenses is primarily attributable to the elimination of the Credit Enhancement Fee in FY 2008 which totaled $11.3 million in FY 2007.

Casino expense includes costs associated with our gaming operations and an allocation of food and beverage expense related to the costs of complimentary activities. Casino expense for FY 2008 decreased to $20.8 million, or 16.7% of Casino revenues net of promotional allowances, from $23.4 million, or 17.4% of Casino revenues net of promotional allowances, for FY 2007. The decrease in Casino expense is attributable to decreases in participation fees, players club points and wide-area progressive commission.

Food, beverage and retail expense for FY 2008 was $7.1 million, or 147.9% of food, beverage and retail revenue net of promotional allowances, increasing from $4.6 million, or 99.5% of food, beverage and retail revenue net of promotional allowances for FY 2007.  We have increased our use of promotional food and beverage as part of our marketing initiatives. Our food and beverage expense ratio is still significantly higher than industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

Selling, general and administrative expense for FY 2008 decreased by $0.5 million to $43.5 million, or 33.3% of net revenues, from $44.0 million, or 31.6% of net revenues, from FY 2007. The decrease in selling, general and administrative expense is attributable to the decrease in advertising expenses and legal fees related to obtaining our liquor license.

Depreciation expense for FY 2008 was $10.0 million compared to $11.8 million FY 2007.  Depreciation expense was computed using the straight-line method over the useful lives of property, plant and equipment. The decrease in depreciation expense is due to fully depreciated assets.

Credit Enhancement Fee expense was no longer applicable in FY 2008 compared to $11.3 million in FY 2007.  We began paying the credit enhancement fee to DCC in June 2003. We had the right to terminate the Development Agreement by exercising a buy-out option and did so on January 31, 2007.

Gaming Commission and surveillance expenses for FY 2008 were $3.7 million compared to $3.0 million FY 2007.   The increase is due to increases in audit fees, wages and benefits, legal fees and training.

Compact revenue sharing trust fund expense remained the same at $1.3 million for both FY 2008 and 2007. Compact revenue sharing trust fund expense includes payments associated with operating 1,600 gaming devices. These fees became payable by the Tribe when we commenced operations in September 2002, and are based on the number of our gaming device licenses. Compact revenue sharing trust fund expense includes payments to the Revenue Sharing Trust Fund (“RSTF”) as required by our Compact with the State of California. The Tribe is obligated to remit certain fees to the California Gambling Control Commission on a quarterly basis for inclusion in the RSTF.  The RSTF is for the benefit of tribes that have no or limited gaming. We pay these fees on behalf of the Tribe.

Income from operations. Income from operations for FY 2008 was $44.2 million, or 33.8% of net revenues, compared to $39.9 million, or 28.6% of net revenues, for FY 2007.

Other expense, net. Other expense, net for FY 2008 increased to $19.9 million, or 15.2% of net revenues, from $19.2 million, or 13.8% of net revenues, for FY 2007.  Other expense, net, included $1.0 million of interest income for FY 2008 compared to $1.7 million of interest income for FY 2007.  The decrease in interest income was due to a significant drop in interest rates and the decline of invested funds.

Income before distributions to the Tribe. Income before distributions to the Tribe for FY 2008 increased by $3.6 million to $24.3 million, or 18.6% of net revenues, from $20.7 million, or 14.9% of net revenues, for FY 2007.

Results of Operations — Fiscal Years ended December 31, 2007 and 2006

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

Liquidity and Capital Resources

Since our inception, we have funded our capital expenditures and working capital requirements primarily through operating cash flow, debt financing, gaming equipment supplier financing, and other financing.

Construction of our Casino and infrastructure improvements commenced on April 1, 2002. The first portion of our gaming facility was completed in September 2002. As of December 31, 2008, we had spent approximately $164.5 million on the planning, development and construction of our gaming facility, infrastructure and furniture, fixtures and equipment, excluding the proposed future expansion project. We financed the development with borrowings and development advances.

As of December 31, 2008, we spent $0.3 million on the development of land adjacent to the Tribe’s reservation (the “Dugan Property”) which is expected to include an additional access road to our Casino. We have $4.3 million remaining in a restricted account funded from the proceeds of our Notes Offering for the development of the Dugan Property.

Our capital expenditures for FY 2008 and 2007 were $41.2 million and $8.2 million, respectively. The increase in 2008 is attributable to the work completed and reimbursed to the Tribe for master plan development costs for our proposed expansion project and infrastructure improvements, which includes the construction of the lower Acorn Road.

As of December 31, 2008, we had cash and cash equivalents of $27.3 million, as compared to $46.5 million as of December 31, 2007.  As of December 31, 2008, we had restricted cash of $7.1 million, as compared to $7.3 million as of December 31, 2007.

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

Our principal source of liquidity for uses other than our expansion project during FY 2008 consisted of cash flow from operating activities.  Net cash provided by operating activities for FY 2008 was $54.6 million, a decrease of $10.6 million, from $65.2 million for FY 2007. The decrease in our net cash provided by operations is a result of the economic downturn during FY 2008.  Net cash provided by operating activities for FY 2007 increased by $4.6 million, from $60.6 million for FY 2006.

Net cash used in capital and related financing activities for FY 2008 was $60.9 million, as compared to $40.5 million for FY 2007.  Cash flow used in capital and related financing activities was primarily for the purchase of property and equipment and interest paid on the Notes.  The increase is primary attributable to the addition of property and equipment as a result of work completed and reimbursed to the Tribe for master plan development costs for our proposed expansion project and infrastructure improvements, which includes the construction of the lower Acorn Road, increasing cash used in capital and related financing activities by $33.8 million.  This increase was then offset primarily by the elimination of the credit enhancement fee in FY 2008 compared to $11.3 million in FY 2007.

Net cash used in non-capital financing activities for FY 2008 was $13.9 million, an increase of $1.5 million from $12.4 million for FY 2007.  Net cash used in non-capital financing activities consist of distributions to the Tribe.

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

The Tribe has incurred expenses on our behalf that relate to the master planning of the proposed resort and Tribal infrastructure that benefit us.  Total expenses incurred and subsequently reimbursed to the Tribe for the year ended December 31, 2008 were $36.0 million.

The Tribe has incurred an additional $21.0 million in costs relating to the master planning of the proposed resort. While the Tribe has not made any request to us for reimbursement of such amount, it may request reimbursement from us in the future.  While we have no obligation to pay such amounts when requested and any such reimbursement would need to be approved by management and our Board of Directors, there is a possibility that such request for reimbursement may be made by the Tribe. Prior to making any reimbursement payment, we will consider various factors, including, but not limited to, whether the costs incurred were actually related to the master planning, whether such costs are beneficial to our gaming business and expansion plans, the reasonableness of such costs, the availability of cash and whether the reimbursement payment is in compliance with the covenants in the Indenture for the Outstanding Notes.

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”) that will, among other things, settle several long-standing legal disputes between Sonoma County and the Tribe and provide a binding framework for resolving future disputes.  We believe the MOA will have significant positive impacts on the future conduct of our business and the Tribe’s ability to develop our expansions plans and construct our proposed hotel and casino resort.  Pursuant to the MOA, the Tribe has agreed to pay the County up to $75 million in mitigation fees over the next 12 years to offset impacts of the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and are intended to support the services being provided by the County.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in the County. Such in lieu fees could total as much as $25 million during the term of the MOA.  It is currently unclear to us what, if any, amounts we will be requested to pay to the Tribe to fund its obligations pursuant to the MOA.

Contractual Obligations as of December 31, 2008

The following table summarizes our contractual obligations and commitments as of December 31, 2008:

	Total	1 year	1-3 years	3-5 years
Long-term debt obligations (a)	$200,012,291	$10,828	$200,001,463	$—
Capital lease obligations	34,182	34,182	—	—
Operating lease obligations	912,076	265,115	469,103	177,858

Total obligations (b)	$200,958,549	$310,125	$200,470,566	$177,858

(a)           Excluded from long-term debt obligations above are interest payments of $19.5 million in 1 year, $35.8 million in 2-3 years, and $0 million in 4-5 years.

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

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into the MOA that, among other things, settled several long-standing legal disputes between Sonoma County and the Tribe, and will provide a binding framework for resolving future disputes.   Under the MOA, the County agreed to drop its opposition to the Tribe’s application for a liquor license.  In a related action, the Alexander Valley Association (“AVA”), a local business and residents association which has long objected to the issuance of a liquor license, agreed to withdraw its objections to the license and has persuaded its members and a number of other protestors to do likewise.

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

Through December 31, 2008, we had not invested in derivative or foreign currency-based financial instruments. Additionally, we primarily have fixed rate debt. As such, we do not believe we have material exposure to market risk.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our General Manager and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our General Manager and our Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on the evaluation, our General Manager and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our General Manager and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of December 31, 2008.  Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

In Item 9A of our Annual Report on Form 10K for the fiscal year ended December 31, 2007, management reported four (4) material weaknesses in its internal control over financial reporting.

Specifically,

1.               The Authority placed reliance on the external auditors to review and adjust the quarterly and annual financial statements, to monitor new accounting principles, and to ensure compliance with SEC disclosure requirements.

2.               The Tribe contracted and paid for material capital expenditures and other Tribal department expenses on behalf of the Authority.  The Tribe submitted invoices to the Authority for reimbursement of these costs.  The signing officials (CEO and CFO) had no visibility to the specific nature of the capital expenditures or Tribal department expenses being presented for reimbursement on invoices from the Tribe.  Supporting documentation for the invoices was not being furnished with the invoice to the signing officials, and as such, the signers could not ensure that a material error or omission to Construction in Progress (“CIP”) or expense accounts would be discovered on a timely basis.

3.               Subsequent to the completion of the annual financial statement review process, Financial Management discovered a computational error in the National Progressive Slot accruals and related fees which required a reclassification entry.  The initial internal control procedures did not detect an error in the percentage breakdown between the progressive slot accruals included with net revenue and related progressive slot fees that should have been classified as an operating expense to the Casino Expenses balance.  A reclassification entry for approximately $1.7 million has been reflected in the financial statements.

4.               The Authority did not maintain effective policies and procedures related to fixed assets.  In addition, the Authority does not have a formal procedure for assessing potential asset impairments.

Management’s remediation plan to address the material weaknesses described above was substantially completed in 2008 and included the following steps taken to strengthen the Authority’s internal control over financial reporting.

1.               Management has reduced its reliance on the external auditors by hiring more qualified personnel and reorganizing the responsibilities that manage the financial statement preparation, review and filing of SEC reports, and has implemented additional oversight and review processes. Management also now subscribes to a service that provides regular updates and research capabilities related to SEC and accounting pronouncements. In addition, the Authority’s public filings are reviewed by outside SEC counsel.

2.               Management has gained the needed visibility to inter-governmental Tribal capital projects and expenses. Management has regular meetings with the CFO of the Tribe to ensure good communication is maintained between the Authority and the Tribe.  The purpose of these meetings is to gather all data necessary to gain the understanding necessary to account properly for Construction in Progress and inter-governmental expenses prior to the commencement of a contract with a selected vendor for CIP projects and prior to the Authority’s quarterly or annual closing process.  All underlying support for CIP is now required before management signoff and approval.

3.               The National Progressive Slot accruals and related fees account reconciliations are now performed at a level that will appropriately identify errors on a timely basis.

4.               Management has reduced its exposure to a material weakness in fixed asset accounting by hiring more qualified financial reporting personnel.  The Authority has now assigned the monitoring of fixed asset accounting to the Director of Finance hired in 2008.

Changes in Internal Control Over Financial Reporting

Other than the control improvements discussed above, there have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

We were formed in 2003 as an unincorporated instrumentality of the Tribe. We are governed by a five-member Board of Directors consisting of the same five members as those of the Tribe’s Board of Directors. The Tribe’s Board of Directors is elected biennially by the Tribal Council (the approximately 564 voting members of the Tribe), and consists of five members, including a Chairperson, a Vice Chairperson, a Secretary-Treasurer. The Secretary-Treasurer position has been vacant since December 12, 2006.  Our last election took place on October 7, 2006.  The elections for our Board of Directors, originally scheduled for the late fall of 2008, have been postponed pending the resolution of the status of certain voting members of the Tribe.  The Tribe intends to resolve these issues expeditiously and reschedule the elections for the spring of 2009.  The members of our Board of Directors will serve for so long as they serve on the Tribe’s Board of Directors.

Our Board of Directors

The table below sets forth information about the current members of our Board of Directors:

Name	Age	Position(s) Held

Betty Arterberry	61	Chairperson
Margie Rojes	62	Vice Chairperson
Harvey Hopkins	60	Member
Augusto “Gus” Pina	65	Member
Gabriel Nevarez	45	Member

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

Executive Officers

The table below sets forth information about certain key executive officers as of December 31, 2008.

Name	Age	Position(s) Held
Shawn S. Smyth	60	Chief Executive Officer; General Manager
John Cirrincione	46	Chief Operations Officer
Joseph R. Callahan	56	Chief Financial Officer

On January 22, 2009, Mr. Shawn S. Smyth left the positions of Chief Executive Officer and General Manager to pursue other interests.  Mr. John Cirrincione was immediately appointed as the Acting General Manager of the Casino.  We are currently conducting a search for a new Chief Executive Officer.  Set forth below is a brief description of the business experience of our key executive officers. The following descriptions for our officers include employment by River Rock Casino as our predecessor.

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

John Cirrincione has been our Chief Operations Officer since October 7, 2008.  Mr. Cirrincione has 23 years experience in the gaming industry, most recently as General Manager of Downstream Casino Resort, a high-end casino facility with 2,100 slots, 45 games, 5 restaurants, 226 hotel rooms and a 36 hole golf course in Quapaw, Oklahoma.  Mr. Cirrincione was part of the project team credited with bringing the resort from groundbreaking to operation within 10 months and 26 days. Prior positions include serving as General Manager of Gila River Gaming Enterprises, Inc. in Chandler, Arizona, Director of Operations for the Sands Hotel Casino in Reno, Nevada from 1999 through 2003 and as a Casino Manager and start up team with Thunder Valley Casino Resort in Lincoln, California. Additionally, Mr. Cirrincione was employed by Mystic Lake Hotel Casino in Prior Lake, Minnesota, as Director of Table Games Operations, and as Assistant Director of Table Games for the Atlantis Casino Resort in Reno, Nevada. He graduated with a BS in Communications from the State University of New York College at Fredonia in 1984, and became certified in gaming management at the University of Nevada in 1994.

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

Audit Committee of the Board of Directors; Financial Expert

We do not have a separate audit committee of our board of directors. Our full board of directors has assumed the audit functions of our casino except that our TGA is responsible under our Compact to hire, monitor the performance of and, if necessary, replace the independent auditors and to approve any significant non-audit relationship with the independent auditors and assess the independent auditor’s qualifications and independence.

Our board of directors has determined that it does not have an audit committee financial expert.

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

In addition to wages, the Authority provides all employees including executives with 401(k) match at 100% up to 5% of gross annual pay, paid medical, dental, vision and life insurance.  The Authority also provides insurance for dependents while paying for 50% of employee dependent premiums.

Overview of Director Compensation and Procedures

We review the level of compensation of our directors on an annual basis. To determine how appropriate the current level of compensation for our directors is, we have historically obtained data from a number of different sources such as salary surveys and industry standards.

Retention Agreements

We do not have individual retention agreements with any employee except for severance arrangements with our Chief Executive Officer, Chief Operations Officer and Chief Financial Officer contained in their respective employment contracts that are discussed in Item 11 under “Employment Agreements.”

  Compensation Committee Interlocks and Insider Participation

No member of the Board of Directors has served as one of our officers or employees at any time. None of our executive officers serve as a member of the Board of Directors of any other company that has an executive officer serving as a member of our Board.

Board of Directors Report

Our Board of Directors has reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussions with management, the Board of Directors has approved the Compensation Discussion and Analysis and it is to be included in our Annual Report on Form 10-K for 2008. This report is provided by our full Board of Directors:

Betty Arterberry, Chairperson

Margie Rojes, Vice Chairperson

Harvey Hopkins, Member

Gus Pina, Member

Gabe Nevarez, Member

Executive Officers

The following table provides summary information concerning compensation of our Chief Executive Officer, current and former Chief Operations Officer, current and Chief Financial Officer and our two most highly compensated executive officers for each of our fiscal years ended December 31, 2008, 2007 and 2006:

Name and Principal Position	Year	Salary	Bonus (a)	Other Compensation (b)	Total
	(In Dollars)
Shawn S. Smyth (c)	2008	298,268	75,000	12,979	386,247
Chief Executive Officer	2007	324,038	51,500	18,753	394,291
	2006	182,692	—	10,393	193,085

Norman Runyan	2008	—	—	—	—
Chief Operations Officer (d)	2007	380,265	66,875	13,910	461,050
	2006	263,317	62,500	13,467	339,284

John Cirrincione	2008	41,992	—	1,821	43,813
Chief Operations Officer (e)	2007	—	—	—	—
	2006	—	—	—	—

David B. Wolfe	2008	—	—	—	—
Chief Financial Officer (f)	2007	56,438	—	1,865	58,303
	2006	66,807	11,250	1,975	80,032

Joseph R. Callahan	2008	225,702	25,000	6,808	257,510
Chief Financial Officer (g)	2007	78,346	19,587	2,182	100,115
	2006	—	—	—	—

Anthony J. Averitt	2008	174,403	—	9,858	184,261
Marketing Manager	2007	179,357	26,434	7,658	213,449
	2006	181,651	19,063	13,075	213,789

William D. Carnahan	2008	160,604	18,960	7,435	186,999
Slot Manager	2007	151,650	22,789	8,723	183,162
	2006	151,289	21,704	7,512	180,505

(a) Dollar amounts for bonuses are not guaranteed and represent the maximum amount that the principal officer may receive.

(b) “Other Compensation” includes medical, dental, vision and other health benefits provided.

(c) Shawn S. Smyth began serving as our Chief Executive Officer in April 2006 and left the office in January 2009.

(d) Norman Runyan, our former Chief Operations Officer, served until his resignation on November 14, 2007.

(e) John Cirricione began serving as our Chief Operations Officer as of October 7, 2008.

(f) David B. Wolfe, our former Chief Financial Officer, served until his resignation on April 11, 2007.

(g) Joseph R. Callahan began serving as our Chief Financial Officer as of August 8, 2007.

Employment Agreements

We amended an employment agreement with Mr. Shawn Smyth on July 30, 2007 to continue to serve as our Chief Executive Officer. This three year amendment to the original employment agreement commenced as of July 30, 2007, and provides Mr. Smyth a base annual salary of $300,000 and a discretionary bonus, as determined by our Board, of not more than 25% of his annual salary based on various criteria.  Mr. Smyth left as our Chief Executive Officer and General Manager on January 22, 2009.  Mr. Smyth’s severance package was $89,386.  In addition to his severance package, Mr. Smyth received $50,000 as settlement and release of any and all claims that Mr. Smyth may have had.

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

We entered into an employment agreement with Mr. John Cirrincione on October 8, 2008 effective as of October 7, 2008 to serve as our Chief Operations Officer.  This three year employment agreement commenced on October 7, 2008, and provides Mr. Cirrincione an annual salary of $275,000 and a discretionary bonus, as determined by our Board, of not more than 25% of his annual salary based on various criteria.  If Mr. Cirrincione’s employment is terminated for other reasons set forth in the employment agreement including death or disability, Mr. Cirrincione will be entitled to his salary for three months.  Either party may terminate the agreement with a 30 day written notice.

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

Potential Payments to Named Executive Officers Upon Termination

Pursuant to their employment agreements, Messrs. Smyth, Callahan and Cirrincione are entitled to potential severance payments upon certain terminations of employment.   The terms and conditions for when severance payments are triggered, how payment amounts are determined, and what conditions are attached to the executive’s receipt of severance payments are substantially similar for all named executive officers.

Triggering Events: each of Messrs. Smyth, Callahan and Cirrincione is entitled to receive severance payments in the event of any termination of his employment as a result of the following events:

•                  The executive dies or becomes unable to perform the duties and responsibilities set forth in his employment agreement by reason of long-term physical or mental disability, defined as a period of disability that exceeds three (3) months;

•                  The Authority shall for any reason cease to operate the Casino; or

•                  The Authority shall give the executive ninety (90) days’ written notice of executive’s termination.

Payments.  If severance is owed to any of Messrs. Smyth, Callahan and Cirrincione, we will be obligated to continue to pay the executive his base compensation in effect as of the date of termination for a severance period following termination equal to three months. Additionally, we will be obligated, to the extent elected by the executive, to continue all employee benefits for that three month period.

The following table sets forth a summary of the estimated payments required to be made by us as if severance had been triggered under our employment agreements on December 31, 2008:

Name and Principal Position	Continued Payment of Base Compensation	Continued PTO Accrual	Employee Benefits	Total Severance Compensation
Shawn S. Smyth, Former Chief Executive Officer	$75,000	$9,935	$4,451	$89,386
John Cirrincione, Chief Operating Officer	68,750	6,585	2,731	78,066
Joseph R. Callahan, Chief Financial Officer	56,250	6,361	1,708	64,319

Compensation of Our Board

We are governed by a five-member Board of Directors consisting of the same five members as those of the Tribe’s Board of Directors. The Tribe compensates members of each Board of Directors for the services they render. In 2008, we reimbursed the Tribe for 50% of the total compensation of the Board members reflecting an estimate of the total time allocable to Authority Board matters. The members of the Board of Directors received the following amounts for their service as members of the Tribe’s Board of Directors and as members of the Authority’s Board of Directors for the fiscal year 2008:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Distributions to the Tribe were $13.9 million, $12.4 million and $15.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Under the Indenture, we currently are restricted from making payments to the Tribe other than payments specifically permitted by our Indenture.

The Tribe has incurred expenses on behalf of the Authority that relate to the master planning of the proposed resort and Tribal infrastructure that benefit the Authority.  Total expenses incurred and subsequently reimbursed to the Tribe for the twelve months ended December 31, 2008 and 2007 were $36.0 million and $4.6 million.  No amounts were incurred or reimbursed in 2006 or 2005.

The Tribe has incurred an additional $21.0 million in costs relating to the master planning of the proposed resort. While the Tribe has not made any request to us for reimbursement of such amount, it may request reimbursement from us in the future.  While we have no obligation to pay such amounts when requested and any such reimbursement would need to be approved by management and our Board of Directors, there is a possibility that such request for reimbursement may be made by the Tribe. Prior to making any reimbursement payment, we will consider various factors, including, but not limited to, whether the costs incurred were actually related to the master planning, whether such costs are beneficial to our gaming business and expansion plans, the reasonableness of such costs, the availability of cash and whether the reimbursement payment is in compliance with the covenants in the Indenture for the Outstanding Notes.

The Tribe has incurred expenses on behalf of the Authority that relate to the development of land adjacent to the Tribe’s reservation, the Dugan Property, which is expected to include an additional access road to our Casino for the benefit of the Authority.  Total expenses incurred and subsequently reimbursed to the Tribe for the twelve months ended December 31, 2008 and 2007 were $0.3 million and $0, respectively.

The Tribe enacted a tribal gaming ordinance in April 1997, which, among other matters, created and established the TGA as a governmental subdivision of the Tribe. The TGA is responsible for the regulation of all gaming activities conducted by the Tribe or us on tribal lands. We pay for various expenses of the TGA (gaming commission expense), surveillance, plant operations, human resources, and warehouse. All of these departments are operated by the Tribe. These expenses include but are not limited to payroll and related expenses, legal and other operational expenses.  These expenses were $4.2 million, $7.2 million and $6.2 million for the years ended December 31, 2008, 2007 and 2006.  In

2007 and 2006, the purchasing department was operated by the Tribe.  However, in 2008, we began operating this department.

The Tribe is obligated to remit certain fees to the CGCC on a quarterly basis for inclusion in the RSTF. The RSTF is for the benefit of tribes in California that have no or limited gaming. We pay these fees on behalf of the Tribe. Compact revenue sharing trust fund expense remained the same at $1.3 million for the years ended December 31, 2008 2007 and 2006. Compact revenue sharing trust fund expense includes payments associated with operating 1,600 gaming devices. These fees became payable by the Tribe when we commenced operations in September 2002, and are based on the number of our gaming device licenses. Compact revenue sharing trust fund expense includes payments to the RSTF as required by our Compact with the State of California.

On April 16, 2008, we pledged a cash gift, on behalf of the Tribe, to Healthcare Foundation, our local hospital, in the amount of $1.8 million.  Commencing May 2008, this cash donation shall be provided at the monthly rate of $30,000 over the course of five years.  This cash donation is a gift and not part of any revenue sharing agreement with any state or local government.

We reserved 50 recreational vehicle spaces and 10 campsite spaces at Alexander RV Park and Campground for casino guests.  Alexander RV Park and Campground is a wholly owned subsidiary of the Tribe.  The cost of reserving the parking spaces and campsite spaces was $0.3 million in 2008.

Pursuant to the MOA, the Tribe has agreed to pay the County up to $75 million in mitigation fees over the next 12 years to offset impacts of the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and are intended to support the services being provided by the County.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in the County. Such in lieu fees could total as much as $25 million during the term of the MOA.  It is currently unclear to us what amounts, if any, we will be requested to pay to the Tribe to fund its obligations pursuant to the MOA.

Review, Approval or Ratification of Transactions with Related Persons

Our Board of Directors reviews and approves or disapproves all related party transactions, and our written Code of Business Conduct and Ethics further requires that any transaction involving a potential conflict of interest involving an executive or an employee must be disclosed and approved by our full Board of Directors.

Director Independence

We are a governmental instrumentality of the Tribe and are managed by a board of directors of five members, all of whom are enrolled members of the Tribe. Our board of directors is constituted by the same persons who constitute the board of directors of the Tribe.  The board of directors of the Tribe is elected biannually by the enrolled members of the Tribe, who alone have the power to appoint and remove our directors. Mr. Harvey Hopkins, a member of our board of directors, has been serving as the Chairman of the board of directors of the Tribe since 2004.

We are 100% owned by the Tribe and have issued only debt securities which are not listed on a national securities exchange or in an inter-dealer quotation system. As a result, we are not a listed issuer and a majority of the directors on our board of directors are not required to be independent.

Item 14.  Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed for professional services rendered by Deloitte & Touche LLP, for the audit of our annual financial statements as well as the aggregate fees billed for audit-related services and all other services rendered for the years ended December 31, 2008 and 2007.

	Fiscal Year 2008	Fiscal Year 2007

Audit Fees	$230,396	$438,510
Audit-Related Fees	25,000	21,820
All Other Fees	—	—

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

A. Financial Statements

(a) Documents filed as part of this report.

1. The following financial statements of the Authority and the Report of Deloitte & Touche LLP, independent registered public accounting firm, appear on pages 55 through 73 of this Form 10-K and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Balance Sheets of the River Rock Entertainment Authority as of December 31, 2008 and 2007

Statements of Revenues, Expenses and Changes in Fund Deficit for the Years Ended December 31, 2008, 2007 and 2006

Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Notes to Financial Statements for the Years Ended December 31, 2008, 2007 and 2006

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

10.8

Employment Agreement, dated as of April 17, 2006, by and between the Tribe and Shawn S. Smyth (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on April 19, 2006, and incorporated by reference herein)

10.9

Employment Agreement, dated as of August 8, 2007, by and between the Authority and Joseph R. Callahan (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on October 23, 2007, and incorporated by reference herein)

10.10	Agreement, dated as of April 1, 2004, by and between the Authority and Swinerton Builders (filed as Exhibit 10.19 to the Form S-4, and incorporated by reference herein)

10.11	Lease Agreement, dated as of May 30, 2002, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.20 to the Form S-4, and incorporated by reference herein)
10.12

Amendment No. 1 to Lease Agreement, dated as of February 26, 2004, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.21 to the Form S-4, and incorporated by reference herein)

10.13

Amendment No. 2 to Lease Agreement, dated as of August 29, 2005, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.20 to the Form 10-K filed with the SEC on April 17, 2007, and incorporated by reference herein)

10.14

Memorandum of Agreement between the Dry Creek Rancheria Band of Pomo Indians and the County of Sonoma, California, together with exhibits thereto (filed as Exhibit 10.22 to the Form 10-K filed with the SEC on April 14, 2008, and incorporated by reference herein)

10.15

Employment Agreement, dated as of October 7, 2008, by and between the Authority and John Cirrincione (filed as Exhibit 10.1 to the Form 8-K/A filed with the SEC on October 14, 2008, and incorporated by reference herein)

12.1	Statement of Calculation of Ratio of Earnings to Fixed Charges (filed herewith as Exhibit 12.1)
14.1	Code of Ethics (filed as Exhibit 14.1 to the Form 10-K filed with the SEC on March 30, 2006, and incorporated herein by reference)

31.1	Certification by John Cirrincione, Acting General Manager, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Joseph R. Callahan, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

32.1*	Certification by John Cirrincione, Acting General Manager, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification by Joseph R. Callahan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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

C. Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant has not sent an annual report or proxy statement to security holders. The registrant will not be sending an annual report or proxy statement to its security holders subsequent to the filing of this Form 10-K.

Exhibit 12.1

STATEMENT OF CALCULATION OF
RATIO OF EARNINGS TO FIXED CHARGES
(Dollars in Thousands)

For the purpose of calculating the ratio of earnings to fixed charges, “earnings” represent income before income taxes plus fixed charges. “Fixed charges” consist of (a) interest expensed and capitalized; (b) amortized premiums, discounts and capitalized expenses related to indebtedness; and (c) an estimate of the interest within rental expenses.

	Fiscal Year Ended
	2008		2007		2006		2005		2004
	(Dollars in Thousands)
Earnings:
Income before Distributions to the Tribe	$24,303		$20,710		$20,229		$18,276		$12,447

Fixed charges
Exp (Inc Amort of Debt Costs)	22,224		22,231		22,243		22,406		22,822
Less Capitalized Interest	—		—		—		—		(4,017)
Estimated Interest within Rental Expenses	—		—		—		—		—
Total Fixed Charges	22,224		22,231		22,243		22,406		18,805

Amort of Capitalized Interest	318		318		318		318		318
Less Capitalized Interest	—		—		—		—		(4,017)
Total	318		318		318		318		(3,699)

Total Earnings	46,844		43,259		42,790		41,000		31,570
Fixed Charges	22,224		22,231		22,243		22,406		22,822
Ratio of Earnings to Fixed Charges	2.11	X	1.95	X	1.92	X	1.83	X	1.37	X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of River Rock Entertainment Authority

We have audited the accompanying balance sheets of the River Rock Entertainment Authority (the “Authority”), a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians (the “Tribe”), as of December 31, 2008 and 2007 and the related statements of revenues, expenses and changes in fund deficit and of cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Authority’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the River Rock Entertainment Authority as of December 31, 2008 and 2007, and the revenues and expenditures and changes in fund deficit and the cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

River Rock Entertainment Authority is an unincorporated instrumentality of the Tribe and is not a separate legal entity. These financial statements reflect the financial position of the River Rock Entertainment Authority, its revenues and expenditures and changes in net assets and its cash flows and do not purport to represent the financial position and activity of the Tribe as a whole.

/s/ Deloitte & Touche LLP

San Francisco, CA
March 30, 2009

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

	December 31, 2008	December 31, 2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,348,392	$46,533,389
Restricted cash-current	—	466,517
Accounts receivable	68,486	307,386
Inventories	169,022	153,215
Prepaid expenses and other current assets	1,238,195	1,427,891

Total current assets	28,824,095	48,888,398

RESTRICTED CASH - net of current	7,090,273	6,868,956

PROPERTY AND EQUIPMENT:
Buildings and building improvements	130,357,841	129,642,521
Furniture, fixtures and equipment	34,143,554	29,969,430

Accumulated depreciation	(54,484,916)	(44,460,665)
Construction in progress	45,599,195	9,256,830

Property and equipment-net	155,615,674	124,408,116

DEPOSITS AND OTHER ASSETS	3,039,529	4,339,002

TOTAL ASSETS	$194,569,571	$184,504,472

LIABILITIES AND FUND DEFICIT

CURRENT LIABILITIES:
Accounts payable:
Trade	$3,045,712	$3,563,243
Construction	—	466,517
Accrued liabilities	8,102,078	7,566,821
Current maturities of long-term debt	45,011	213,172

Total current liabilities	11,192,801	11,809,753

LONG-TERM DEBT - net of current maturities	199,045,924	198,747,638

Total long-term liabilities	199,045,924	198,747,638

COMMITMENTS AND CONTINGENCIES

FUND DEFICIT:
Invested in capital assets-net of related debt	(43,475,261)	(74,552,694)
Restricted for capital projects	7,090,273	7,335,473
Unrestricted	20,715,834	41,164,302

Total fund deficit	(15,669,154)	(26,052,919)

TOTAL LIABILITIES AND FUND DEFICIT	$194,569,571	$184,504,472

The accompanying notes are an integral part of these financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN FUND DEFICIT

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

REVENUES:

Casino	$136,727,316	$145,714,135	$136,294,029
Food, beverage & retail	7,879,974	7,516,412	6,244,262
Other	597,458	614,939	622,605

Gross revenues	145,204,748	153,845,486	143,160,896

Promotional allowances	(14,632,207)	(14,467,530)	(12,541,699)

Net revenues	130,572,541	139,377,956	130,619,197

OPERATING EXPENSES:
Casino	20,787,385	23,375,622	20,454,077
Food, beverage & retail	7,063,259	4,640,121	5,996,913
Selling, general and administrative	43,506,106	43,978,609	39,903,231
Depreciation	10,024,251	11,800,855	11,502,565
Credit enhancement fee	—	11,348,897	8,078,806
Gaming commission and surveillance expense	3,694,674	3,023,303	3,154,384
Compact revenue sharing trust fund	1,335,000	1,335,000	1,335,000

Total Operating expenses	86,410,675	99,502,407	90,424,976

INCOME FROM OPERATIONS	44,161,866	39,875,549	40,194,221

OTHER EXPENSE-Net:
Interest expense	(20,864,558)	(20,871,677)	(20,883,967)
Interest income	1,005,517	1,700,885	1,045,942
Gain (loss) on sale of assets	—	4,547	(126,394)
Other income (expense), net	—	869	(640)

Other expense-net	(19,859,041)	(19,165,376)	(19,965,059)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	24,302,825	20,710,173	20,229,162

TRIBAL CONTRIBUTIONS (DISTRIBUTIONS):
Contributions from the Tribe	—	—	1,381,137
Distributions to the Tribe	(13,919,060)	(12,427,200)	(15,521,137)

NET INCOME AFTER TRIBAL DISTRIBUTIONS	10,383,765	8,282,973	6,089,162

FUND DEFICIT-Beginning of period	(26,052,919)	(34,335,892)	(40,425,054)

FUND DEFICIT-End of period	$(15,669,154)	$(26,052,919)	$(34,335,892)

The accompanying notes are an integral part of these financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$130,811,441	$139,274,125	$130,439,469
Cash paid for salaries and benefits	(30,864,008)	(28,936,485)	(27,675,936)
Cash paid to suppliers	(43,995,801)	(43,787,259)	(40,878,038)
Cash paid for compact revenue sharing trust fund	(1,335,000)	(1,335,000)	(1,335,000)

Net cash provided by operating activities	54,616,632	65,215,381	60,550,495

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Payments of long-term debt	(207,125)	(835,207)	(522,311)
Purchases of property and equipment	(41,698,326)	(7,876,958)	(4,474,546)
Change in restricted cash	245,200	(87,220)	125,228
Interest paid	(19,505,613)	(19,512,732)	(19,525,022)
Credit enhancement fee	—	(12,131,967)	(7,981,395)
Proceeds from sale of fixed assets	—	33,445	27,350
Other	277,778	(94,039)	(206,398)

Net cash used in capital and related financing activities	(60,888,086)	(40,504,678)	(32,557,094)

CASH FLOW FROM INVESTING ACTIVITIES:
Interest Income	1,005,517	1,700,885	1,045,942

CASH FLOW FROM NON-CAPITAL FINANCING ACTIVITIES:
Distributions to Tribe	(13,919,060)	(12,427,200)	(15,521,137)
Contributions from Tribe	—	—	1,381,137
Net cash used in non-capital financing activites	(13,919,060)	(12,427,200)	(14,140,000)

CHANGE IN CASH AND CASH EQUIVALENTS	(19,184,997)	13,984,388	14,899,343

CASH AND CASH EQUIVALENTS, Beginning of the period	46,533,389	32,549,001	17,649,658

CASH AND CASH EQUIVALENTS, End of the period	$27,348,392	$46,533,389	$32,549,001

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

RECONCILIATION OF INCOME BEFORE DISTRIBUTIONS TO TRIBE TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Income before Distributions to Tribe	$24,302,825	$20,710,173	$20,229,162

Adjustments to reconcile operating income to net cash provided by operating activities:
Depreciation	10,024,251	11,800,855	11,502,565
Interest Expense, net	20,864,558	20,871,677	20,883,967
Interest Income	(1,005,517)	(1,700,885)	(1,045,942)
Credit enhancement fee	—	11,348,897	8,078,806
Gain (Loss) on sale of assets	—	(4,547)	126,394
Changes in operating assets and liabilities:
Accounts receivable	238,900	(103,831)	(110,303)
Inventories	(15,807)	7,386	(1,167)
Prepaid expenses and other current assets	189,696	(31,602)	31,617
Accounts payable	(517,531)	1,061,537	322,195
Accrued liabilities	535,257	1,255,721	533,201
Total adjustments	30,313,807	44,505,208	40,321,333

NET CASH PROVIDED BY OPERATING ACTIVITIES	$54,616,632	$65,215,381	$60,550,495

SUPLLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:
Acquisition of property and equipment through third party financing	$—	$316,080	$980,995
Acquisition of property and equipment through Accounts Payable Construction	$—	$—	$467,997

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

Recent Accounting Pronouncements-The Authority adopted the required provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) on January 1, 2008.  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 establishes a fair value hierarchy for disclosure of the inputs used to measure fair values. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for similar assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs which reflect assumptions developed by management to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  There was no material impact to the condensed financial statements upon the adoption of SFAS No. 157.

The Authority adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS No. 159”) on January 1, 2008. SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. Upon adoption, the Authority has not elected to apply SFAS No. 159 to measure selected financial instruments and certain other items; therefore, there was no impact to the financial statements upon adoption of SFAS No. 159. Subsequent to the initial adoption of SFAS No. 159 on January 1, 2008, the Authority has not made any elections during the year ended December 31, 2008.

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

Restricted Cash—Restricted cash consists of estimated construction expenses for three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds necessary to develop an approximately 18 acre parcel of land adjacent to the Tribe’s reservation. These funds are held in escrow accounts which are restricted for authorized construction disbursements. These escrow accounts are invested in CDs, which generate interest on a monthly basis. The FDIC has insured $250,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow account. Restricted cash was $7,090,273 and $7,335,473 at December 31, 2008 and December 31, 2007, respectively.  As of December 31, 2008, restricted cash includes amounts available for construction of $2,769,081 and land development funds of $4,321,192.

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

Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the asset. Capitalization of interest ceases when the project is substantially complete or development activity is suspended.  There was no capitalized interest for the years ended December 31, 2008 and 2007.

Deposits and Other Assets—As of December 31, 2008 and December 31, 2007, deposits and other assets include $2,897,142 and $3,918,837 in bond legal fees and other issuance costs related to the issuance of the Authority’s 9 ¾% Senior Notes due 2011 (the “Senior Notes”) under the Indenture, dated November 7, 2003 (the “Indenture”); $0 and

$350,485 of deferred financing fees; $0 and $41,883 of equipment deposits; $126,487 and $11,372 of performance deposits and $15,900 and $16,425 of rental deposits.  Deferred loan costs are amortized using the effective interest method to interest expense over the term of the related financial arrangement.

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

Food, Beverage and Retail—The Authority recognizes as food, beverage and retail revenues the proceeds from its food, beverage and gift shop sales. The Authority continues to distribute non-alcoholic beverages free of charge in the gaming area for playing guests.  The retail value of these free beverages is also included in food, beverage and retail revenue.

Other Revenues—Other revenues are comprised of commissions on ATM and vending machine transactions.

Promotional Allowances—The retail value of food and beverages provided to customers without charge or at a discount is included in food, beverage and retail revenues and then deducted as promotional allowances. Such amounts that are included in food, beverage, and retail revenues for the years ended December 31, 2008, 2007 and 2006 were $2,386,172, $2,897,660 and $2,160,035, respectively.  The distribution of electronic coupons (e-coupons) to customers is included in Casino revenues and is also deducted as promotional allowances.  The total e-coupons for the years ended December 31, 2008, 2007 and 2006 were $10,398,776, $9,562,441 and $8,788,573, respectively.  The redemption of cash incentives earned by the Players Club members is also recorded as promotional allowances.  The total cash incentives for the years ended December 31, 2008, 2007 and 2006 were $1,847,259, $2,007,429 and $1,593,091, respectively.

Food and Beverage Expenses—Food and beverage expenses include cost of goods sold related to providing food and beverage to our customers. The estimated costs of providing complimentary services are reclassified from food, beverage and retail costs to Casino expenses.  The estimated costs of such complementary services were $4,440,552, $5,801,400 and $3,845,342 for the years ended December 31, 2008, 2007 and 2006, respectively.

Advertising Costs—Advertising costs are expensed the first time advertising takes place. Advertising costs included in selling, general and administrative expenses were $6,310,057, $7,910,198 and $5,210,739 for the years ended December 31, 2008, 2007 and 2006, respectively.

Gaming Commission and Surveillance Expenses—The Authority pays for various expenses for the Tribal Gaming Commission and surveillance.  Tribal Gaming Commission expenses are reported as Gaming Commission and surveillance expense on the Statement of Revenues, Expenses and Changes in Fund Deficit. Gaming Commission and surveillance expenses for the years ended December 31, 2008, 2007 and 2006 were $3,694,674, $3,023,303 and $3,154,384, respectively.

Income Taxes—As a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian tribe, the Authority is a nontaxable entity for purposes of federal and state income taxes.

Distributions to Tribe—Distributions to Tribe are made up of permitted payments under the covenants of the Indenture.  They are included in the statements of revenues, expenses and changes in fund deficit as distributions to Tribe allowed pursuant to the Indenture.  Total distributions to the Tribe for the years ended December 31, 2008, 2007 and 2006 were $13,919,060, $12,427,200 and $15,121,137, respectively.

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

Total amounts billed by the Tribe to the Casino for these departments, excluding Tribal Gaming Commission and surveillance, were $4,158,064, $4,178,576 and $3,188,736 for the years ended December 31, 2008, 2007 and 2006, respectively. They are recorded as a component of selling, general and administrative expenses.

 The Authority pays for various expenses for the Tribal Gaming Commission and surveillance.  The Tribal Gaming Commission and surveillance expenses are recorded in Gaming Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Fund Deficit.  Gaming Commission and surveillance expenses were $3,694,674, $3,023,303 and $3,154,384for the years ended December 31, 2008, 2007 and 2006, respectively.

The Tribe has incurred expenses on behalf of the Authority that relate to the development of land adjacent to the Tribe’s reservation, the Dugan Property, which is expected to include an additional access road to our Casino for the benefit of the Authority.  Total expenses incurred and subsequently reimbursed to the Tribe for the twelve months ended December 31, 2008 and 2007 were $0.3 million and $0, respectively.

The Tribe has incurred expenses on behalf of the Authority that relate to the master planning for the proposed resort and Tribal infrastructure that benefit the Authority. The Authority reimbursed $36.0 million to the Tribe for these expenses for the year ended December 31, 2008. These expenses were capitalized and reflected in construction-in-progress. The reimbursed costs consisted of engineering and design costs related to the proposed master plan development, including electrical, HVAC, landscaping, interior design services and consulting fees for legal, branding, feasibility, public relations services, as well as the construction of the lower Acorn Road. While the Tribe has not made any additional request to the Authority for reimbursement, it may request additional reimbursements from the Authority in the future. While the Authority has no obligation to pay such amounts when requested, and any such reimbursement would need to be approved by management and the Board of Directors of the Authority, there is a possibility that such request for reimbursement may be made by the Tribe. Prior to making any reimbursement payment, the Authority will consider various factors, including, but not limited to, whether the costs incurred were actually related to the master planning, whether such costs are beneficial to the gaming business and expansion plans of the Authority, the reasonableness of such costs, the availability of cash and whether the reimbursement payment is in compliance with the covenants in the Indenture.

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

The Authority had the right to terminate the Development Agreement by exercising a buy-out option (the “Buy-Out Option”) and did so on January 31, 2007.  Subsequently on March 2, 2007, the Authority and DCC signed a mutual agreement to fix the amounts due to DCC in respect of such exercise to the sum of $11,350,000 less the amount paid after the Authority exercised the buy-out option of $737,491.  The net payment of $10,612,509 was made in March 2007 and expensed in full in the three months ended March 31, 2007.  Credit Enhancement Fee expense was $0, and $11,348,897 for each of the years ended December 31, 2008 and 2007, respectively.

6.                            CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007

Operating accounts	$9,221,163	$6,352,843
Money Market Accounts	12,157,902	3,000,298
Short Term Investments	—	31,013,947
Cash on hand	5,969,327	6,166,301

Cash and cash equivalents	27,348,392	46,533,389
Restricted cash	7,090,273	7,335,473

Total cash and cash equivalents and restricted cash	$34,438,665	$53,868,862

The Authority’s cash in banks and cash equivalents (the “Investments”) are categorized by level of credit risk assumed by the Authority. Category 1 includes cash that is insured or registered or for which the investments are held by the Authority or its agent in the Authority’s name. Category 2 includes uninsured and unregistered investments for which the investments are held by the counterparty’s trust department or agent in the Authority’s name. Category 3 includes uninsured and unregistered investments for which the investments are held by the counterparty’s agent but not in the Authority’s name. At December 31, 2008, the Authority had $9,221,163 cash in banks ($250,000 of which is FDIC insured — Category 1), $12,157,902 in Money Market accounts and $0 in short term investments which are Category 2 investments, and $7,090,273 restricted cash in bank ($250,000 of which is FDIC insured — Category 1) which is a Category 3 investment.  Amounts in Category 2 and Category 3 investments are invested in short term, highly liquid cash equivalents and investments.  As of December 31, 2008 and 2007, these amounts are composed of money market accounts in the amount of $12,157,902 and $3,000,298, respectively and A1/P1 securities in the amount of $0 and $31,013,947, respectively.

7.                                       PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and December 31, 2007 consisted of the following:

	Balance,			Balance,
	December 31,			December 31,
	2007	Additions	Dispositions	2008

Buildings and improvements	$129,642,521	$715,320	$—	$130,357,841
Furniture, fixtures and equipment	29,969,430	4,174,124	—	34,143,554
Less accumulated depreciation	(44,460,665)	(10,024,251)	—	(54,484,916)

	115,151,286	(5,134,807)	—	110,016,479

Construction in progress	9,256,830	36,342,365	—	45,599,195

Property and equipment—net	$124,408,116	$31,207,558	$—	$155,615,674

Construction in progress consists of payments to the Tribe and various vendors related to the Authority’s master plan development and land improvements. Substantially all of the Authority’s personal property is pledged as collateral to secure its debt.  At December 31, 2008 and 2007, the Authority had $220,628 and $415,639 in capital lease assets with related accumulated depreciation of $155,728 and $203,781.

8.                                       ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31, 2008 and December 31, 2007:

	December 31,	December 31,
	2008	2007

Accrued in-house progressive slot jackpots	$1,531,747	$1,081,121
Accrued payroll and related benefits	2,285,481	2,296,131
Accrued interest	3,250,000	3,250,000
Accrued other expenses	1,034,850	939,569
Total accrued liabilities	$8,102,078	$7,566,821

9.                            LONG-TERM DEBT

Long-term debt consisted of the following as of December 31, 2008 and December 31, 2007:

	December 31,	December 31,
	2008	2007

9-3/4% Senior Notes, net of unamortized issue discount of $955,538 and $1,292,789. Due 2011.	$199,044,462	$198,707,212
Vehicles & Slot Notes	12,291	15,306
Lease obligations	34,182	238,293

Total Long-Term Debt	199,090,935	198,960,811
Less: current portion	(45,011)	(213,173)

Total long-term debt - net of current maturities	$199,045,924	$198,747,638

Maturity schedule — Annual requirements to retire long-term debt at December 31, 2008:

	Principal	Interest	Total
2009	$45,011	$19,500,733	$19,545,744
2010	1,463	19,500,000	19,501,463
2011	200,000,000	16,250,000	216,250,000
2012	—	—	—
2013	—	—	—
	$200,046,474	$55,250,733	$255,297,207

On November 7, 2003, the Authority issued the Senior Notes. The proceeds were utilized to fund an expansion project, which included three parking structures, related infrastructure improvements, repayment of various debt and advances and fund payment of various accruals and payables, as well as to increase cash on hand. The proceeds were also utilized to fund a land purchase and settle litigation.  The Senior Notes are collateralized by a first priority pledge of the Authority’s revenue and substantially all of the existing and future tangible and intangible personal property. The Authority may redeem the Senior Notes prior to maturity, in whole or in part, through October 31, 2009 at a redemption price that is at a premium to the principal amount of the Senior Notes (expressed as percentages of principal amount) and from November 1, 2009 and thereafter at par, plus accrued and unpaid interest.

Fair Value—The Authority’s long-term debt is recorded at an amortized historical cost basis.  The fair value of long-term debt was $150,000,000 as of December 31, 2008.

10.                      LEASES

The Authority leases a sprung structure, which is accounted for as an operating lease. Such lease expense was $434,760 and $434,760 for the years ended December 31, 2008 and 2007. The Authority renewed the lease agreement on August 17, 2005 for $36,230 per month for twenty four (24) months ending August 17, 2007.  Since the expiration of the lease on August 17, 2007, the Authority has maintained the lease payments on a month to month basis.

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

On August 30, 2007, the Authority entered into a five year operating lease agreement for office and showroom space commencing October 1, 2007 and expiring on September 30, 2012.  The monthly lease fee for the initial year was $16,630.  As of October 1, 2008, the monthly lease fee increased to $17,129.  Lease expenses for 2008 totalled $201,057.

On September 1, 2004, the Authority entered into a five year capital lease to purchase two licenses to operate three-card poker tables in the amount of $120,000.  The capital lease is at 7.20% interest with monthly lease fees of $2,390 and with a $1 buyout at the end of the lease term, expiring August 31, 2009.

On April 25, 2006, the Authority entered into a thirty-six month capital lease to purchase 5 Deck Mate poker shufflers in the amount of $61,827.  The capital lease is at 7.92% interest with monthly lease fees of $1,937 and with a $1 buyout at the end of the lease term, expiring April 30, 2009.

On August 1, 2006, the Authority entered into a thirty-six month capital lease to purchase 2 licenses to operate pai gow poker tables in the amount of $38,800.  The capital lease is at 4.26% interest with monthly lease fees of $1,150 and with a $1 buyout at the end of the lease term, expiring July 31, 2009.

Lease expenses of $254,945 and $336,622 for the years ended December 31, 2008 and 2007, respectively, are included in general and administrative expenses in the accompanying statement of revenues, expenses and changes in fund deficit.  Expected remaining payments under operating leases are $265,115, $243,024, $226,079, $173,583 and $4,275 for the years ending December 31, 2009 thru 2013, respectively.

11.                      LEGAL MATTERS

Runyan Litigation

On March 7, 2008, Norman Runyan, our former Chief Operations Officer, filed suit against the Authority, the Casino and Mr. Harvey Hopkins, the Chairman of the Tribe and a member of the Authority’s Board, in the Sonoma County Superior Court. Mr. Runyan’s complaint asserted causes of actions for breach of contract, wrongful termination in violation of public policy, intentional interference with contract and intentional infliction of emotional distress. He sought unspecified compensatory and punitive damages. Mr. Runyan alleged that he was wrongfully terminated from his employment because he opposed certain alleged actions on the part of the defendants, including contracts for construction work allegedly performed on the reservation by affiliates of the Tribe and Mr. Hopkins. Mr. Runyan claimed that the work violated the Indenture and that Mr. Runyan was forced to resign from his employment in violation of public policy after protesting that the alleged work violated the Indenture, the Compact, and the Securities Exchange Act of 1934. He also claimed that the defendants unlawfully discriminated against him in connection with his status as a debtor under the Bankruptcy Code. We believed that Mr. Runyan’s lawsuit is based on erroneous information and is without merit, and we and the Tribe vigorously defended against it.

On October 17, 2008, the judge of the Sonoma County Superior Court signed an Order dismissing the lawsuit filed by Norman Runyan against the Authority, the Casino and Mr. Harvey Hopkins, the Chairman of the Tribe and a member of the Authority’s Board.  On December 3, 2008, the Order was entered and the case was dismissed.

On January 14, 2009, Mr. Runyan filed a Petition for Order Compelling Arbitration with the Sonoma County Superior Court, and on January 30, 2009, he filed a Motion for Order Compelling Arbitration.  In both the Petition and the Motion, Mr. Runyan seeks to have the Court issue an order compelling arbitration of the claims asserted in the complaint that was dismissed by the court in December 2008.  The Authority believes, based on fact that Mr. Runyan entered into a Severance Agreement and General Release with the Authority, the Casino, and other released parties, that there is no basis for Mr. Runyan to seek arbitration of his claims.  The Authority, the Casino, and Mr. Hopkins plan to file a hybrid motion to quash summons and dismiss the Petition and Motion, together with an opposition to Mr. Runyan’s Motion.

Other Legal Matters

The Authority is involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. The Authority believes that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on its results of operations, financial condition or cash flows.

12.                      COMPACT REVENUE SHARING TRUST FUND

The Compact requires the Authority to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $1,335,000 for each of the years ended December 31, 2008, 2007 and 2006.

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

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”) that is expected to settle several long-standing legal disputes between Sonoma County (the “County”) and the Tribe and provide a binding framework for resolving future disputes.  Pursuant to the MOA, the Tribe has agreed to pay the County up to $75 million in mitigation fees over the next 12 years to offset the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and to support the services being provided by the County.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in the County. Such in lieu fees could total as much as $25 million during the term of the MOA.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2009.

RIVER ROCK ENTERTAINMENT AUTHORITY

By:	/s/ John Cirrincione
Name: John Cirrincione
Title: Chief Operations Officer and Acting General Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of River Rock Entertainment Authority and in the capacities and on the dates indicated.

By:	/s/ Betty Arterberry
Name: Betty Arterberry
Title: Chairperson
Date: March 31, 2009

By:	/s/ Margie Rojes
Name: Margie Rojes
Title: Vice Chairperson
Date: March 31, 2009

By:	/s/ Harvey Hopkins
Name: Harvey Hopkins
Title: Member
Date: March 31, 2009

By:	/s/ Augusto (Gus) Pina
Name: Augusto (Gus) Pina
Title: Member
Date: March 31, 2009

By:	/s/ Gabe Nevarez
Name: Gabe Nevarez
Title: Member
Date: March 31, 2009

By:	/s/ John Cirrincione
Name: John Cirrincione
Title: Chief Operations Officer and Acting General Manager
Date: March 31, 2009

By:	/s/ Joseph R. Callahan
Name: Joseph R. Callahan
Title: Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 31, 2009