Form 10-Q
period 2009-03-31
River Rock Entertainment Authority
filed 2009-05-15
CIK 1288924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$32,815,274	$27,348,392
Accounts receivable	265,506	68,486
Inventories	143,818	169,022
Prepaid expenses and other current assets	1,038,435	1,238,195

Total current assets	34,263,033	28,824,095

RESTRICTED CASH	7,092,020	7,090,273

CAPITAL ASSETS:
Buildings and building improvements	130,378,197	130,357,841
Furniture, fixtures and equipment	36,054,207	34,143,554
Accumulated depreciation	(56,859,526)	(54,484,916)
Construction in progress	47,576,240	45,599,195

Capital assets-net	157,149,118	155,615,674

DEPOSITS AND OTHER ASSETS	2,735,810	3,039,529

TOTAL ASSETS	$201,239,981	$194,569,571

LIABILITIES AND NET ASSETS (DEFICIT)

CURRENT LIABILITIES:
Accounts payable:
Trade	$2,124,359	$3,045,712
Accrued liabilities	12,770,653	8,102,078
Current maturities of long-term debt	24,079	45,011

Total current liabilities	14,919,091	11,192,801

LONG-TERM DEBT - net of current maturities	199,128,774	199,045,924

COMMITMENTS AND CONTINGENCIES

NET ASSETS (DEFICIT):
Invested in capital assets-net of related debt	(42,003,735)	(43,475,261)
Restricted for capital projects	7,092,020	7,090,273
Unrestricted	22,103,831	20,715,834

Total net assets (deficit)	(12,807,884)	(15,669,154)

TOTAL LIABILITIES AND NET ASSETS (DEFICIT)	$201,239,981	$194,569,571

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN NET ASSETS (DEFICIT)

(Unaudited)

	Three-Month Period Ended March 31,
	2009	2008

OPERATING REVENUES:

Casino	$29,952,516	$31,874,310
Food, beverage and retail	1,425,886	1,319,185
Other	128,836	148,552

Gross revenues	31,507,238	33,342,047

Promotional allowances	(45,742)	(169,839)

Net revenues	31,461,496	33,172,208

OPERATING EXPENSES:
Casino	4,172,882	5,038,410
Food, beverage and retail	2,062,378	1,724,591
Selling, general and administrative	10,259,064	10,418,355
Depreciation	2,374,610	2,939,856
Gaming commission and surveillance expense	865,501	1,002,143
Compact revenue sharing trust fund	333,750	333,750

Total operating expenses	20,068,185	21,457,105

INCOME FROM OPERATIONS	11,393,311	11,715,103

NON-OPERATING EXPENSE-Net
Interest expense	(5,215,500)	(5,216,791)
Interest income	8,438	488,476
Other income (expense) - net	—	(8,667)

Non-operating expense-net	(5,207,062)	(4,736,982)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	6,186,249	6,978,121

DISTRIBUTIONS TO TRIBE	(3,324,979)	(3,122,400)

NET INCOME AFTER DISTRIBUTIONS TO TRIBE	2,861,270	3,855,721

NET ASSETS (DEFICIT)-Beginning of period	(15,669,154)	(26,052,919)

NET ASSETS (DEFICIT)-End of period	$(12,807,884)	$(22,197,198)

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-Month Period Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$31,264,476	$33,165,093
Cash paid for salaries and benefits	(8,030,206)	(7,882,528)
Cash paid to suppliers	(10,198,251)	(11,603,503)
Cash paid for compact revenue sharing trust fund	(333,750)	(333,750)

Net cash provided by operating activities	12,702,269	13,345,312

CASH FLOWS USED IN CAPITAL AND RELATED FINANCING ACTIVITIES:
Payments of long-term debt	(56,577)	(108,922)
Purchases of capital assets	(3,908,054)	(988,364)
Change in restricted cash	(1,747)	(16,362)
Interest paid	(762)	(2,056)
Other	48,294	(157,497)

Net cash used in capital and related financing activities	(3,918,846)	(1,273,201)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Interest Income	8,438	488,476

CASH FLOWS USED IN NON-CAPITAL FINANCING ACTIVITIES:
Distributions to Tribe	(3,324,979)	(3,122,400)

CHANGE IN CASH AND CASH EQUIVALENTS	5,466,882	9,438,187

CASH AND CASH EQUIVALENTS, Beginning of the period	27,348,392	46,533,389

CASH AND CASH EQUIVALENTS, End of the period	$32,815,274	$55,971,576

The accompanying notes are an integral part of these unaudited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

RECONCILIATION OF INCOME BEFORE DISTRIBUTIONS TO TRIBE TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Income before Distributions to Tribe	$6,186,249	$6,978,121

Adjustments to reconcile operating income to net cash provided by operating activities:
Depreciation	2,374,610	2,939,856
Interest expense	5,215,500	5,216,791
Interest income	(8,438)	(488,476)
Changes in operating assets and liabilities:
Accounts receivable	(197,020)	(7,115)
Inventories	25,204	1,500
Prepaid expenses and other current assets	199,760	(73,552)
Accounts payable	(921,353)	(774,257)
Accrued liabilities	(172,243)	(447,556)
Total adjustments	6,516,020	6,367,191

NET CASH PROVIDED BY OPERATING ACTIVITIES	$12,702,269	$13,345,312

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.                          DESCRIPTION OF BUSINESS

River Rock Entertainment Authority (the “Authority”) is a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians (the “Tribe”), a federally recognized Indian tribe. River Rock Casino (the “Casino”) is a governmental instrumentality of the Authority. The Casino offers Class III gaming (as defined by the Indian Gaming Regulatory Act of 1988, as amended) on tribal land located in Geyserville, California.The Casino has 1,570 slot and video poker gaming machines. The legal authority for slot machines and table games is provided by the Tribe’s gaming compact with the State of California (the “Compact”), which was entered into in September 1999 and became effective upon approval by the Secretary of Interior on May 5, 2000.  The Compact expires on December 31, 2020.

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

The Authority operates as a separate, wholly owned operating unit of the Tribe (i.e., a separate enterprise fund of the Tribe) and is not a separate legal entity. These financial statements reflect the financial position and activity of only the Authority and do not purport to represent the financial position and activity of the Tribe.

2.                                BASIS OF PRESENTATION, UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited condensed financial statements of the Authority, presented herein are presented on the same basis and can be compared to the audited financial statements reported in the Authority’s annual information in the Authority’s 2008 Annual Report on Form 10-K, filed with the SEC. The accompanying condensed balance sheet as of December 31, 2008 has been derived from the audited financial statements included in the Authority’s Annual Report on Form 10-K for the year ended December 31, 2008.

River Rock Entertainment Authority has made its disclosures in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting, but condensed or omitted certain information and disclosures normally included in notes to financial statements in accordance with the Securities and Exchange Commission’s rules and regulations. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto in River Rock Entertainment Authority’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of the Authority’s management, the accompanying unaudited interim condensed financial statements contain all adjustments (consisting of normal recurring adjustments) to fairly present the Authority’s condensed financial position as of March 31, 2009 and the condensed statements of revenues, expenses and changes in net assets (deficit) and cash flows for the three months ended March 31, 2009 and 2008, as applicable. The statements of revenues, expenses and changes in net assets (deficit) and cash flows for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.

3.                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

There are differences between financial statements prepared in accordance with GASB pronouncements and those prepared in accordance with FASB pronouncements. The statements of revenues, expenses and changes in net assets (deficit) are a combined statement under GASB pronouncements. FASB pronouncements allow a statement of income or operations and a separate statement of owners’ or shareholders’ (deficit) equity, which is where distributions to owners would be presented under FASB pronouncements.  The amount shown as income before distributions to Tribe would be the most comparable amount to net income computed under FASB pronouncements. The Authority is a separate enterprise fund of the Tribe, a governmental entity, and as such there is no owners’ or shareholders’ (deficit) equity as traditionally represented under FASB pronouncements.  The most comparable measure of owners’ (deficit) equity is presented on the Authority’s balance sheet as net assets (deficit).

The Authority adopted the required provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) on January 1, 2008.  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS No. 157 establishes a fair value hierarchy for disclosure of the inputs used to measure fair values. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for similar assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs which reflect assumptions developed by management to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  There was no material impact to the Authority’s condensed financial statements upon the adoption of SFAS No. 157.  See Note 8.

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

Cash and Cash Equivalents—The Authority considers all highly liquid investments with a maturity of three months or less at date of purchase as cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value. Cash and cash equivalents include cash on hand, cash on deposit with banks and highly liquid investments.  The Federal Deposit Insurance Corporation (“FDIC”) has insured $250,000 of the cash on deposit with each bank. The Authority believes that there is little risk of loss regarding the uninsured amounts of cash and cash equivalents on deposit with the banks.

Inventories—Inventories, consisting principally of gaming supplies and food and beverage items, are stated at the lower of cost (first-in, first-out) or market value.

Restricted Assets — Funds are set aside as restricted assets, and they are not available for current expenses, when constraints placed on their use are legally enforceable due to either:

•                  Externally imposed requirements by creditors (such as through debt covenants), grantors or contributors.

•                  Laws or regulations of other governments.

•                  Constitutional provisions or enabling legislation.

The Authority’s policy is to use restricted assets before unrestricted assets for expenses incurred for which both restricted and unrestricted net assets are available.  The Authority’s restricted assets consist of estimated construction expenses for three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds necessary to develop an approximately 18-acre parcel of land adjacent to the Tribe’s reservation. These funds are held in escrow accounts which are restricted for authorized construction disbursements. These escrow accounts are invested in certificates of deposit, which generate interest on a monthly basis. The FDIC has insured $250,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow account. Restricted cash was $7,092,020 and $7,090,273 at March 31, 2009 and December 31, 2008, respectively.  As of March 31, 2009, restricted cash includes amounts available for construction of $2,769,762 and land development funds of $4,322,258.

Capital Assets — Capital Assets are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements:	21 years
Furniture, fixtures and equipment:	5 years

The costs of normal maintenance and repairs that do not add to the value of the asset or materially extend the life of the asset are not capitalized.

Major outlays of capital assets and improvements are capitalized as construction-in-progress as projects are constructed.

Evaluation of Long-Lived Assets — Accounting pronouncement GASB No. 42, “Accounting and Financial Reporting for Impairment of Capital Assets and for Insurance Recoveries”, was effective for the Authority for the year ended December 31, 2005.  This Statement established accounting and financial reporting standards for impairment of capital assets.  The Authority’s capital assets include building and improvements, furniture, fixtures and equipment.  A capital asset is considered impaired if both the decline in service utility of the capital asset is large in magnitude and the event or change in circumstances is outside the normal life cycle of the capital asset.  The Authority is required to evaluate prominent events or changes in circumstances affecting capital assets to determine whether impairment of a capital asset has occurred.  Common indicators of impairment include evidence of physical damage where restoration efforts are needed to restore service utility, enactment or approval of laws or regulations setting standards that the capital asset would not be able to meet, technological development or evidence of obsolescence, a change in the manner or expected duration of use of a capital asset or construction stoppage.  This Statement will require the Authority to report the effects of capital asset impairment in its financial statements when they occur, rather than as part of the ongoing depreciation expense for the capital asset or upon disposal of the capital asset, and to account for insurance recoveries in the same manner.  The Authority’s management has determined that no impairment of capital assets currently exists.

Capitalized interest — The interest cost associated with major development and construction projects is capitalized and included in the cost of the asset.  Capitalization of interest ceases when the project is substantially complete or when development activity is suspended.  The Authority did not capitalize any interest for the three months ended March 31, 2009 and 2008.

Deposits and Other Assets—As of March 31, 2009 and December 31, 2008, deposits and other assets include $2,641,719 and $2,897,142 in unamortized legal fees and other issuance costs related to the issuance of the Authority’s 9 ¾% Senior Notes due 2011 (the “Senior Notes”) under the Indenture, dated November 7, 2003 (the “Indenture”); $78,191 and $126,487 of performance deposits and $15,900 and $15,900 of rental deposits.  Deferred loan costs are amortized using the effective interest method to interest expense over the term of the related financial arrangement.

Accrued Liabilities—Accrued liabilities consist of accrued interest, accrued payroll and other accrued liabilities.

Compensated absences — All employees of the Authority earn annual leave that is paid upon termination or retirement.  Annual leave is accrued at current rates of compensation.

Accrued Progressive Slot Jackpots—Accrued progressive slot jackpots consist of estimates for prizes relating to various games that have accumulated jackpots. The Authority has recorded the cost of these anticipated payouts as a reduction of Casino revenues, and the cost is included as a component of accrued liabilities.

Accrued Slot Players Club—In accordance with Emerging Issues Task Force Issue No. 00-22, “Accounting for ‘Points’ and Certain Other Time-based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to Be Delivered in the Future,” the Authority has recorded a liability related to free play, prizes and cash incentives earned by the members of our Players Club. The Authority has recorded the cost of the estimated redemption of the liability as contra-revenue in the accompanying statements of revenues, expenses and changes in net assets (deficit).

Contingencies — We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of March 31, 2009, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

Authority net assets — Invested in capital assets, net of related debt, consists of capital assets, net of accumulated depreciation, reduced by the outstanding balances of any borrowings used for the acquisition, construction or improvement of those assets.  Invested in capital assets, net of related debt, excludes unspent debt proceeds.

Restricted net assets represent amounts that are appropriated or are legally segregated for a specific purpose.  Authority net assets are reported as restricted when there are limitations imposed on its use, either through the enabling legislation adopted by the Authority or through external restrictions imposed by creditors, grantors, laws or regulations of other governments.

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

Promotional Allowances—The retail value of food and beverages provided to customers without charge or at a discount is included in food, beverage and retail revenues and then deducted as promotional allowances. Such amounts that are included in food, beverage, and retail revenues for the three months ended March 31, 2009 and 2008 were $45,742 and $169,839, respectively.

Food and Beverage Expenses—Food and beverage expenses include cost of goods sold related to providing food and beverage to our customers. The estimated costs of providing complimentary services are reclassified from food, beverage and retail costs to Casino expenses.  The estimated costs of such services were $279,041 and $947,951 for the three months ended March 31, 2009 and 2008, respectively.

Advertising Costs—Advertising costs are expensed the first time advertising takes place. Advertising costs included in selling, general and administrative expenses were $841,976 and $1,491,199 for the three months ended March 31, 2009 and 2008, respectively.

Gaming Commission and Surveillance Expenses—The Authority pays for various expenses for the Tribal Gaming Commission and Surveillance.  Tribal Gaming Commission expenses are reported as Gaming Commission and surveillance expense on the statements of revenues, expenses and changes in net assets (deficit). Gaming Commission and Surveillance expenses for the three months ended March 31, 2009 and 2008 were $865,501 and $1,002,143, respectively.

Income Taxes—As a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian tribe, the Authority is a non-taxable entity for purposes of federal and state income taxes.

Distributions to Tribe—Distributions to Tribe are made up of permitted payments under the covenants of the Indenture.  They are included in the statements of revenues, expenses and changes in net assets (deficit) as distributions to Tribe allowed pursuant to the Indenture.  Total distributions to the Tribe for the three months ended March 31, 2009 and 2008 were $3,324,979 and $3,122,400, respectively.

Reclassifications—Certain prior year balances in the statements of revenues, expenses and changes in net assets (deficit) have been reclassified to be consistent with current year presentation with no change to net revenues or net income, including the reclassification of e-coupons and cash incentives from promotional allowances to casino contra-revenues.

4.                                PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

The GASB has issued several pronouncements that have effective dates that may impact future financial presentations.  Management has not currently determined what, if any, impact implementation of the following statements may have on the financial statements of the Authority:

•                  In July 2007, the GASB issued Statement No. 51, Accounting and Financial Reporting for Intangible Assets.  This Statement provides needed guidance regarding how to identify, account for and report intangible assets.  The new standard characterizes an intangible asset as an asset that lacks physical substance, is nonfinancial in nature and has an initial useful life extending beyond a single reporting period.  Examples of intangible assets include easements, computer software, water rights, timber rights, patents and trademarks.  Statement No. 51 requires that intangible assets be classified as capital assets (except for those explicitly excluded from scope of the new standard).  This standard should lead to greater consistency among governmental reporting agencies.

The requirements of Statement No. 51 are effective for financial statements for periods beginning after June 15, 2009.

•                  In June 2008, the GASB issued Statement No. 53, Accounting and Financial Reporting for Derivative Instruments.  This Statement addresses the recognition, measurement and disclosure of information regarding derivative instruments entered into by governmental reporting agencies.  The objectives, terms and risks of hedging derivative instruments are required disclosures.  Disclosures also include a summary of derivative instrument activity that provides an indication of the location of fair value amounts reported on the financial statements.  The requirements of Statement No. 53 are effective for financial statements for periods beginning after June 15, 2009.

5.                                CERTAIN RISKS AND UNCERTAINTIES

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

6.                                RELATED PARTIES

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

Total amounts billed by the Tribe to the Casino for these departments, excluding Tribal Gaming Commission and surveillance, were $879,915 and $822,626 for the three months ended March 31, 2009 and 2008, respectively. They are recorded as a component of selling, general and administrative expenses.

The Authority pays for various expenses for the Tribal Gaming Commission and surveillance. Tribal Gaming Commission and surveillance expenses are recorded in Gaming Commission and surveillance expenses on the statements of revenues, expenses and changes in net assets (deficit).  Gaming Commission and surveillance expenses for the three months ended March 31, 2009 and 2008 were $865,501 and $1,002,143, respectively.

The Tribe has incurred expenses on behalf of the Authority that relate to the master planning for the proposed resort and Tribal infrastructure that benefit the Authority. During the three months ended March 31, 2009, the Authority authorized reimbursement of $1,977,045 to the Tribe for these expenses, of which $1,227,045 was paid before March 31, 2009 and $750,000 was accrued.  These expenses were capitalized and are reflected in construction-in-progress. The reimbursed costs consist primarily of engineering and design costs related to the proposed master plan development, including electrical, HVAC, landscaping, interior design services and consulting fees for legal, branding, feasibility and public relations services. While the Tribe has not made any additional request to the Authority for reimbursement, it may request additional reimbursements from the Authority in the future. While the Authority has no obligation to pay such amounts when requested, and any such reimbursement would need to be approved by management and the Board of Directors of the Authority, there is a possibility that such request for reimbursement may be made by the Tribe. Prior to making any reimbursement payment, the Authority will consider various factors, including, but not limited to, whether the costs incurred were actually related to the master planning, whether such costs are beneficial to the gaming business and expansion plans of the Authority, the reasonableness of such costs, the availability of cash and whether the reimbursement payment is in compliance with the covenants in the Indenture.

On April 16, 2008, in a joint effort with the Tribe, the Authority pledged a cash gift to Healthcare Foundation, a local hospital, in the amount of $1.8 million.  Since May 2008, this cash donation has been provided at the monthly rate of $30,000 over the course of five years.  This cash donation is a gift and not part of any revenue sharing agreement with any state or local government.

The Authority reserved 50 recreational vehicle spaces and 10 campsite spaces at Alexander RV Park and Campground for casino guests.  Alexander RV Park and Campground is a wholly owned subsidiary of the Tribe.  The cost of reserving the parking spaces and campsite spaces for the three months ended March 31, 2009 was $66,150 compared to $63,000 for the same prior year period.

7.             CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Operating accounts	$12,420,521	$9,221,163
Money market accounts	16,925,033	12,157,902
Cash on hand	3,469,720	5,969,327

Cash and cash equivalents	32,815,274	27,348,392
Restricted cash	7,092,020	7,090,273

Total cash and cash equivalents and restricted cash	$39,907,294	$34,438,665

Custodial credit risk for deposits is the risk that, in event of the failure of a depository financial institution, a government will not be able to recover its deposits or will not be able to recover collateral securities that are in the possession of an outside party.  The Authority maintains a bank account where, at the conclusion of each business day, balances in this account are swept into overnight investments which are either U.S. government securities (guaranteed) or in U.S. agency securities (government sponsored).  The California Code and the Authority’s investment policy authorize these types of investments.  The deposits were insured by the FDIC up to $100,000 per bank.  On October 3, 2008, Congress temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009.  The Authority’s operating cash and restricted cash accounts were FDIC insured up to $250,000 each.

8.                                FAIR VALUE MEASUREMENTS

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis, under the applicable provisions of SFAS No. 157:

		Fair Value Measurements at Reporting Date, Using:
	March 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Financial Assets:
Money Market Instruments	$16,925,033	$16,925,033	$—	$—

9.             CAPITAL ASSETS

Capital Assets at December 31, 2008 and March 31, 2009 consisted of the following:

	Balance, as of			Balance, as of
	December 31, 2008	Additions	Dispositions	March 31, 2009
Buildings and improvements	$130,357,841	$20,356	$—	$130,378,197
Furniture, fixtures and equipment	34,143,554	1,910,653	—	36,054,207
Less accumulated depreciation	(54,484,916)	(2,374,610)	—	(56,859,526)
	110,016,479	(443,601)	—	109,572,878
Construction in progress	45,599,195	1,977,045	—	47,576,240
Capital assets — net	$155,615,674	$1,533,444	$—	$157,149,118

Capital Assets at December 31, 2007 and March 31, 2008 consisted of the following:

	Balance, as of			Balance, as of
	December 31, 2007	Additions	Dispositions	March 31, 2008
Buildings and improvements	$129,642,521	$290,350	$—	$129,932,871
Furniture, fixtures and equipment	29,969,430	677,664	—	30,647,094
Less accumulated depreciation	(44,460,665)	(2,939,856)	—	(47,400,521)
	115,151,286	(1,971,842)	—	113,179,444
Construction in progress	9,256,830	20,350	—	9,277,180
Capital assets — net	$124,408,116	$(1,951,491)	$—	$122,456,624

Construction in progress consists of payments or amounts owed to various vendors and to the Tribe related to the Authority’s master plan development and land improvements.  Substantially all of the Authority’s personal properly is pledged as collateral to secure its debt.

10.          ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

Accrued in-house progressive slot jackpots	$1,648,775	$1,531,747
Accrued payroll and related benefits	1,975,799	2,285,481
Accrued interest	8,125,000	3,250,000
Accrued other expenses	1,021,079	1,034,850
Total accrued liabilities	$12,770,653	$8,102,078

11.          LONG-TERM DEBT

Long-term debt consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

9-3/4% Senior Notes, net of unamortized issue discount of $871,226 and $955,538. Due 2011.	$199,128,774	$199,044,462
Vehicles Notes	5,851	12,291
Lease obligations	18,228	34,182
Total Long-Term Debt	199,152,853	199,090,935
Less: current portion	(24,079)	(45,011)

Total long-term debt - net of current maturities	$199,128,774	$199,045,924

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

The Authority’s long-term debt is recorded at an amortized historical cost basis.  The fair value of the Senior Notes was approximately $109 million as of March 31, 2009 based on level one inputs, quoted prices in active markets.

12.                   LEASES

On February 21, 2007, the Authority entered into a one year operating lease for office and promotional space commencing February 21, 2007 and expiring February 20, 2008.  The monthly lease fee was $600 per month.  On February 21, 2008, the Authority extended the lease for three years, commencing on February 21, 2008 and expiring on February 20, 2011.  The extended lease fee was $625 per month for the first year (through February 2009) and $712  per month for the second year (March 2009 through February 2010), with adjustments for the Consumer Price Index, and property taxes in the third year.

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

On August 1, 2006 the Authority entered into a thirty six month capital lease to purchase 2 licenses to operate Pai Gow poker tables in the amount of $38,800.  The capital lease is at 4.20% interest with monthly lease fees of $1,150 and a $1 buyout at the end of the lease term, expiring July 31, 2009.

13.                         LEGAL MATTERS AND SUBSEQUENT EVENTS

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

On January 14, 2009, Mr. Runyan filed a Petition for Order Compelling Arbitration with the Sonoma County Superior Court, and on January 30, 2009, he filed a Motion for Order Compelling Arbitration.  In both the Petition and the Motion, Mr. Runyan seeks to have the Court issue an order compelling arbitration of the claims asserted in the complaint that was dismissed by the court in December 2008.  The Authority believes, based on fact that Mr. Runyan entered into a Severance Agreement and General Release with the Authority, the Casino, and other released parties, that there is no basis for Mr. Runyan to seek arbitration of his claims.  On April 13, 2009, the Authority, the Casino, and Mr. Hopkins filed a hybrid motion to quash summons and dismiss the Petition and Motion.  A hearing on the motion is set for May 13, 2009 and a hearing on the Mr. Runyan’s petition for an order compelling arbitration is set for May 27, 2009.

Other Legal Matters

The Authority is involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. The Authority believes that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on its results of operations, financial condition or cash flows.

14.                         COMPACT REVENUE SHARING TRUST FUND

The Compact requires the Authority to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $333,750 and $333,750 for the three months ended March 31, 2009 and 2008, respectively.

15.                         COMMITMENTS AND CONTINGENCIES

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

The Authority is not a party to the agreement with the Sonoma County Board of Supervisors and is not obligated to pay any fees pursuant to the MOA.   It is expected that the Tribe will make payments to Sonoma County pursuant to the MOA from distributions made by the Authority to the Tribe.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed financial statements and related notes included in Item 1 of this report.

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

•                  Capital Assets — Capital assets are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements:	21 years
Furniture, fixtures and equipment:	5 years

•                          We evaluate our capital assets for impairment in accordance with the Accounting pronouncement GASB No. 42, “Accounting and Financial Reporting for Impairment of Capital Assets and for Insurance Recoveries”, which was effective for the Authority for the year ended December 31, 2005.  This Statement establishes accounting and financial reporting standards for impairment of capital assets.  The Authority’s capital assets include building and improvements, furniture, fixtures and equipment.  A capital asset is considered impaired if both the decline in service utility of the capital asset is large in magnitude and the event or change in circumstances is outside the normal life cycle of the capital asset.  The Authority is required to evaluate prominent events or changes in circumstances affecting capital assets to determine whether impairment of a capital asset has occurred.  Common indicators of impairment include evidence of physical damage where restoration efforts are needed to restore service utility, enactment or approval of laws or regulations setting standards that the capital asset would not be able to meet, technological development or evidence of obsolescence, a change in the manner or expected duration of use of a capital asset or construction stoppage.  This Statement will require the Authority to report the effects of capital asset impairment in its financial statements when they occur, rather than as part of the ongoing depreciation expense for the capital asset or upon disposal of the capital asset, and to account for insurance recoveries in the same manner.

•                  Accrued Progressive Slot Jackpots — Accrued progressive slot jackpots consist of estimates for prizes relating to various games that have accumulated jackpots. We have recorded the cost of these anticipated payouts as a reduction of casino revenues and the cost is included as a component of accrued liabilities.

•                  Contingencies — We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of March 31, 2009, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

Accounting Standards — There are differences between financial statements prepared in accordance with GASB pronouncements and those prepared in accordance with FASB pronouncements. The statements of revenues, expenses and changes in net asset (deficit) are a combined statement under GASB pronouncements. FASB pronouncements allow a statement of income or operations and a statement of owners’ or shareholders’ (deficit) equity, which is where distributions to owners would be presented under FASB pronouncements. The amount shown on our statements of revenues, expenses and changes in net asset (deficit) as income before distributions to the Tribe would be the most comparable amount to net income computed under FASB pronouncements. We are an unincorporated instrumentality created by tribal law and accounted for as a separate fund of the Tribe.  As such, there is no owners’ or shareholders’ (deficit) equity as traditionally represented under FASB pronouncements. The most comparable measure of owners’ equity presented on our balance sheet would be net asset (deficit).

Reclassifications—Certain prior year balances in the statements of revenues, expenses and changes in net assets (deficit) have been reclassified to be consistent with current year presentation with no change to net revenues or net income, including the reclassification of e-coupons and cash incentives from promotional allowances to casino contra-revenues.

Results of Operations

Comparison of the three months ended March 31, 2009 and 2008

Net revenues. Net revenues for the three months ended March 31, 2009 decreased by $1.7 million to $31.5 million, from $33.2 million, for the three months ended March 31, 2008.  The decrease in net revenues is attributable to the continuing industry-wide slow down in the gaming and entertainment industry during the first quarter of 2009.  Approximately 95.2% of our net revenues were from our gaming activities in the first quarter of 2009. We generated $27.0 million or 85.7% of our net revenues from gaming devices, and $3.0 million, or 9.5% of our net revenues from table games and poker for the three months ended March 31, 2009, compared to $28.0 million from gaming devices or 84.3% of our net revenues, and $3.9 million or 11.7% of net revenues from table games and poker for the three months ended March 31, 2008.  Our win per slot machine per day was $191 in the three months ended March 31, 2009, which decreased by $4 from $195 for the three months ended March 31, 2008.  The decrease in net win per machine per day is attributable to the general market slow down mentioned above.

We generated $1.4 million, net of promotional allowance of $45,742, in food, beverage and retail sales for the three months ended March 31, 2009, compared to $1.1 million, net of promotional allowances of $0.2 million, in food, beverage and retail sales for the three months ended March 31, 2008.  The decrease in promotional allowances was the result of a strategic reduction to narrow our marketing focus on higher revenue generating players.

Promotional allowances. Promotional allowances for the three months ended March 31, 2009 were $45,742, or 0.01% of net revenues, compared to $0.2 million, or 0.06% of net revenues, for the three months ended March 31, 2008.

Operating expenses. Operating expenses for the three months ended March 31, 2009 were $20.1 million, or 63.8% of net revenues, compared to $21.5 million, or 64.8% of net revenues, for the three months ended March 31, 2008.

Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the cost of complimentary activities. Casino expense for the three months ended March 31, 2009 was $4.2 million compared to $5.0 million for the three months ended March 31, 2008.  Casino expense as a percentage of Casino revenues decreased by 1.7 percentage points from 15.7% to 14.0% for the three months ended March 31, 2009. Casino expenses decreased due to the cost saving measures to adjust for the decline in customer demand. In addition, we have reduced wide-area progressive fees and costs by replacing those machines with machines that we have purchased.

Food, beverage and retail expense for the three months ended March 31, 2009 was $2.1 million, or 150.0% of food, beverage and retail revenue, net of promotional allowances, compared to $1.7 million, or 154.5% of food, beverage and retail revenue, net of promotional allowances for the three months ended March 31, 2008. Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

Selling, general and administrative expense for the three months ended March 31, 2009 decreased by $0.1 million to $10.3 million, or 32.7% of net revenues, from $10.4 million, or 31.3% of net revenues, for the three months ended March 31, 2008. The decrease in selling, general and administrative expenses is primarily due to the change in our marketing strategy. We have reduced our advertising and have increased our direct mail campaign.

Depreciation expense for three months ended March 31, 2009 was $2.4 million compared to $2.9 million for the three months ended March 31, 2008.  Depreciation expense was computed using the straight-line method over the useful life of property, plant and equipment. Now that the casino is over five years old, much of our original equipment has been fully depreciated.

Gaming Commission and surveillance expense for the three months ended March 31, 2009 was $0.9 million compared to $1.0 for the three months ended March 31, 2008.

The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by us. Revenue sharing trust fund fees assessed were $0.3 million for each of the three months ended March 31, 2009 and 2008.

Income from operations. Income from operations for the three months ended March 31, 2009 was $11.4 million, or 36.2% of net revenues, compared to $11.7 million, or 35.2% of net revenues, for the three months ended March 31, 2008.  The decrease in income from operations is attributable to the industry-wide slow down in the gaming and entertainment industry.

Non-Operating expense, net. Non-operating expense, net for the three months ended March 31, 2009 was $5.2 million, or 16.5% of net revenues, compared to $4.7 million or 14.2% of net revenues, for the three months ended March 31, 2008.  Non-operating expense, net includes $5.2 million of interest expense for each of the three months ended March 31, 2009 and 2008.  No interest costs were capitalized in the three month periods ended 2009 and 2008.

Income before distributions to the Tribe. Income before distributions to the Tribe for the three months ended March 31, 2009 decreased by $0.8 million to $6.2 million, or 19.7% of net revenues, from $7.0 million, or 21.1% of net revenues, for the three months ended March 31, 2008.

Distributions to the Tribe. Distributions to the Tribe for the three months ended March 31, 2009 increased by $0.2 million to $3.3 million, compared to $3.1 million, for the three months ended March 31, 2008.

Liquidity and Capital Resources

Since our inception, we have funded our capital expenditures and working capital requirements primarily through debt financing, gaming equipment supplier financing, other financing, and operating cash flow.

In the three months ended March 31, 2009, we spent $6,400 on the development of an approximately 18-acre parcel of land adjacent to the Tribe’s reservation (referred to as the “Dugan Property”) which is expected to provide an additional access road to our Casino. We have $4.3 million remaining in a restricted account funded from the proceeds of our Senior Notes for the development of the Dugan Property.

Our capital expenditures for the three months ended March 31, 2009 and 2008 were $3.9 million and $1.0 million, respectively.  The capital expenditures for the three months ended March 31, 2009 consisted primarily of $1.9 million in additions to equipment largely due to slot machine purchases, as well as $2.0 million in additions to construction-in-progress for the master plan development of our planned resort.  We have reflected the expenditures relating to the master plan development which we reimbursed the Tribe as construction in progress in our balance sheet.

As of March 31, 2009, we had cash and cash equivalents, net of restricted cash of $32.8 million, compared to $27.3 million, as of December 31, 2008. We had restricted cash of $7.1 million as of March 31, 2009 and as of December 31, 2008.  Our principal source of liquidity during the three months ended March 31, 2009 consisted of cash flow from operating activities.

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

Net cash used for capital and related financing activities for the three months ended March 31, 2009 was $3.9 million, compared to $1.3 million for the three months ended March 31, 2008. This increase was primarily attributable to capital expenditures.

Cash flows provided by investing activities for the three months ended March 31, 2009 decreased by $0.5 million to $8,438, from $0.5 million, for the three months ended March 31, 2008.

Cash flows used in non-capital financing activities for the three months ended March 31, 2009 was $3.3 million, an increase of $0.2 million, from $3.1 million, for the three months ended March 31, 2008.  Cash flows used in non-capital financing activities consisted of distributions to the Tribe.  The increase is due to annual increases in the Service Payments permitted by the Indenture.

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

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into the MOA that, among other things, settled several long-standing legal disputes between Sonoma County and the Tribe, and will provide a binding framework for resolving future disputes.  The MOA enables the Tribe to move forward with its proposed resort development project, including a new and expanded “Tuscan-themed” casino and hotel with luxury resort amenities.  A copy of the MOA was filed as an exhibit to the Authority’s Form 10-K for the fiscal year ending December 31, 2007.  Under the MOA, the County agreed to drop its opposition to the Tribe’s application for a liquor license and on May 29, 2008, the California Department of Alcoholic Beverage Control issued a liquor license to our gaming and entertainment facility.  However, the Tribe has agreed to restrict the sale of alcohol to wine and beer between the hours of 11 a.m. and 5 p.m. on weekdays, and to stop serving alcohol altogether at midnight except for Friday and Saturday nights and the nights before holidays. The Tribe has also agreed not to serve liquor on the Casino floor, although patrons may bring drinks purchased at the restaurant or bar on to the Casino floor. The restrictions may be renegotiated following the first to occur of the three year anniversary of the MOA or the opening of a hotel, which is anticipated to occur within the next two to three years.  In addition, the MOA commits the County Sheriff’s Department and Fire Marshall to provide public safety and fire investigation services to the Casino and the Tribe’s future gaming projects on the reservation and provides detailed agreements on off-reservation impact mitigation measures.  Pursuant to the MOA, the County withdrew its opposition to the Tribe’s application to take the Dugan Property into trust.  Previously, the trust application had been approved by the Department of the Interior, which approval had been opposed by the County.  Pursuant to the MOA, the Tribe has agreed to pay the County $75 million in mitigation fees over the next 12 years, subject to adjustment under certain circumstances described in the MOA, to offset the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and to support the services being provided by the County.  The Tribe paid $3.0 million on April 17, 2008 and $4.5 million on September 20, 2008.  Future payments are scheduled to take place as follows: $2.8 million no later than June 30, 2009; $5.0 million upon the earlier of March 18, 2011 or the opening of phase one of the resort project; $5.0 million on July 1st of the subsequent year but no later than July 1, 2011; and $5.0 million plus 4% compounded annually on July 1 of each subsequent year until the entire $75.0 million has been paid.  In addition, the Tribe has agreed to pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental charges collected on occupied hotel rooms.  Such fees are required to be paid quarterly until five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State.

We are not a party to the agreement with the Sonoma County Board of Supervisors and are not obligated to pay any fees pursuant to the MOA.   It is expected that the Tribe will make payments to Sonoma County pursuant to the MOA from distributions made by us to the Tribe.

Contractual Obligations as of March 31, 2009

Contractual obligations and commitment amounts as of March 31, 2009 have not materially changed from the prior quarter.

Regulation and Taxes

We are subject to extensive regulation by the Tribes Gaming Commission, the California Gambling Control Commission and the National Indian Gaming Commission. Changes in applicable laws or regulations could have a significant impact on our operations.

In May 2008, the California Department of Alcoholic Beverage Control (“ABC”) issued a liquor license to our gaming and entertainment facility.  However, the Tribe has agreed to restrict the sale of alcohol to wine and beer between the hours of 11 a.m. and 5 p.m. on weekdays, and to stop serving alcohol altogether at midnight except for Friday and Saturday nights and the nights before holidays. The Tribe has also agreed not to serve liquor on the Casino floor, although patrons may bring drinks purchased at the restaurant or bar on to the Casino floor. The restrictions may be renegotiated following the first to occur of the three year anniversary of the MOA or the opening of a hotel, which is anticipated to occur within the next two to three years.

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

Through March 31, 2009, we had not invested in derivative or foreign currency-based financial instruments.  Additionally, we primarily have invested in short-term, fixed rate debt.  As such, we do not believe we have material exposure to market risk.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed with, or furnished to the Securities Exchange Commission (the “SEC”) pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to our management, including our Chief Financial Officer and General Manager and Chief Operations Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.

Management has performed, with the participation of our Chief Financial Officer and Chief Operations Officer and acting General Manager, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the evaluation, our General Manager and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Changes to Internal Controls Over Financial Reporting

We continue to test our internal controls so as to make improvements to the weaknesses that we have identified and to determine whether there are other procedures that we can implement to improve our financial reporting processes.  For the three month period ended March 31, 2009, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 14, 2009, Mr. Runyan filed a Petition for Order Compelling Arbitration with the Sonoma County Superior Court, and on January 30, 2009, he filed a Motion for Order Compelling Arbitration.  In both the Petition and the Motion, Mr. Runyan seeks to have the Court issue an order compelling arbitration of the claims asserted in the complaint that was dismissed by the court in December 2008.  The Authority believes, based on fact that Mr. Runyan entered into a Severance Agreement and General Release with the Authority, the Casino, and other released parties, that there is no basis for Mr. Runyan to seek arbitration of his claims.  On April 13, 2009, The Authority, the Casino, and Mr. Hopkins filed a hybrid motion to quash summons and dismiss the Petition and Motion.  A hearing on the motion is set for May 13, 2009 and a hearing on the Mr. Runyan’s petition for an order compelling arbitration is set for May 27, 2009.

Other Legal Matters

The Authority is involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. The Authority believes that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on its results of operations, financial condition or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our most recent Form 10-K other than the following:

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

Federal and California law currently permits Class III casino gaming only on federally recognized tribal lands pursuant to compacts negotiated with the State of California and approved by the U.S. Secretary of the Interior. Class II gaming for tribes is permitted only on federally recognized tribal lands. There are currently 55 tribes operating 56 compacted gaming facilities in the State of California. The closest existing competitors are the Hopland Sho-ka-wah Casino, located approximately 35 miles and 40 minutes north of the Tribe’s reservation; the Konocti Vista Casino, located approximately 45 miles and one hour and ten minutes northeast of the Tribe’s reservation; the Thunder Valley Casino, located approximately 124 miles and two hours and forty-five minutes east of the Tribe’s reservation; and Cache Creek Indian Casino and Bingo, located approximately 95 miles and two hours and fifteen minutes east of the Tribe ‘s reservation. In addition, several potential competitors are attempting to develop and open casinos near our Casino.

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

In May 2008, the U.S. Department of Interior published in the Federal Register a notice to take the proposed Rohnert Park site into federal trust on behalf of the Graton Rancheria. This represents a significant step towards the development of a casino at Rohnert Park, as do the separate agreements negotiated between the Graton Rancheria and Sonoma County and Marin County, whereby the counties pledged to not challenge the land-into-trust decision and the Graton Rancheria agreed not to build any additional casinos in Sonoma or Marin counties. The U.S. Department of Interior’s land-into-trust decision has, however, been challenged by citizens group opposed to a casino in Rohnert Park. Under established policy, the Department will not actually take the land into trust — a prerequisite for gaming to occur there — until the litigation is resolved.  The federal district court dismissed the citizens groups’ lawsuit on April 21, 2009, but a spokesperson for the group has stated publicly that the decision will be appealed.  This spokesperson has also stated publicly that the group will challenge the adequacy of the environmental impact statement for the proposed Graton casino, which was issued in February 2009.  Another obstacle facing the proposed Graton Rancheria casino is the ability to obtain financing for the project.  In addition, the Graton Rancheria will also need to enter into a tribal-state compact with the State of California before it can operate Class III gaming at the Rohnert Park site.

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

East of the Sho-ka-wah Casino is the Konocti Casino in Lakeport, California. Lakeport is located approximately 37 miles from Cloverdale with access off Highway 20.  The casino currently houses 349 slot machines and 6 table games. The facility also offers an 80-room hotel and marina with small pool as well as a 74-space recreational vehicle park. The food and beverage program includes a small restaurant, buffet and a new full-service restaurant serving liquor.

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

The Cache Creek Casino is located approximately 50 miles west of Sacramento. The Cache Creek Casino recently expanded its facility to 2,900 slot machines. The casino recently added a 28-table poker room and houses over 140 table games including blackjack, Texas Hold’em, Pai Gow and Caribbean Stud. The facility also includes a 200-room luxury hotel, 8 restaurant outlets, an entertainment pavilion with seating for 600, a spa and outdoor pool, an 18-hole golf course and a 1,883 spot parking structure. The facility is in the process of expanding its restaurant offerings, and has recently announced plans to add more shops and parking and expand its gaming floor, and to add more than 500 slot machines, a 10-story hotel tower with 467 rooms, and a 62,500 square-foot convention center capable of seating 2,300 people.

The Lytton Band of Pomo Indians currently operates a 70,000 square-foot casino with 1,050 Class II electronic bingo machines on the 9-acre site of a card room in San Pablo, near Oakland, California, on land that was placed in trust for the tribe through congressional legislation. The Lytton Band signed a compact with Governor Arnold Schwarzenegger for operating Class III casino gaming on the San Pablo site, but the state legislature withheld its approval. In May 2007, legislation was introduced in the U.S. Senate, which has the support of the Lytton Band, that would require the Lytton Band to forego any Class III machines at the San Pablo site and instead limit itself to operating its existing Class II machines. This legislation was passed by the Senate in November 2007 and referred to the Committee on Natural Resources of the U.S. House of Representatives, but no further action was taken.  The legislation was again introduced in the U.S. Senate in January 2009, and the Senate passed the bill on March 12, 2009.

The Twin Pine Casino, owned and operated by the Middletown Rancheria of Pomo Indians, is located on Highway 29 in Lake County, approximately 51 miles from our gaming and entertainment facility. The Twin Pine Casino currently offers 12,000 square feet of gaming space, with more than 400 slot machines and 8 table games including blackjack and poker, and houses a café. The Middletown Rancheria has recently placed into operations a 60-room hotel and three food areas, as well as expanded the facility to include 50,000 square feet of gaming space with approximately 690 slot machines and 10 table games.  A wine tasting room is scheduled to open in the summer of 2009.

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

The discussion under the heading “Management’s Discussion and Analysis of the Financial Condition and Results of Operations — Risk Factors” in the 2008 Annual Report on form 10-K under the captions “We have a substantial amount of indebtedness that could adversely affect our financial condition and prevent us from fulfilling our obligations under the Outstanding Notes” and “We will require a significant amount of cash to service our indebtedness and fund our gaming operations. Our ability to generate cash depends on many factors beyond our control” is updated as follows to reflect the recent events in the financial markets:

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

Dated: May 15, 2009	RIVER ROCK ENTERTAINMENT AUTHORITY
(Registrant)

	By:	/s/ John Cirrincione
John Cirrincione,
Chief Operations Officer and Acting General Manager

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by John Cirrincione, Chief Operations Officer and Acting General Manager, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Joseph R. Callahan, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

32*

Certification by John Cirrincione, Chief Operations Officer and Acting General Manager, and by Joseph R. Callahan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*

This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of River Rock Entertainment Authority whether made before or after the date hereof, regardless of any general incorporation language in such filing.