Form 10-Q
period 2009-06-30
River Rock Entertainment Authority
filed 2009-08-14
CIK 1288924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$29,269,883	$27,348,392
Accounts receivable	128,575	68,486
Inventories	142,971	169,022
Prepaid expenses and other current assets	1,175,599	1,238,195
Total current assets	30,717,028	28,824,095
RESTRICTED CASH	7,093,861	7,090,273

CAPITAL ASSETS:
Buildings and building improvements	130,389,175	130,357,841
Furniture, fixtures and equipment	32,568,125	34,143,554
Accumulated depreciation	(55,386,307)	(54,484,916)
Construction in progress	51,863,013	45,599,195
Capital assets-net	159,434,006	155,615,674
DEPOSITS AND OTHER ASSETS	2,721,130	3,039,529

TOTAL ASSETS	$199,966,025	$194,569,571

LIABILITIES AND NET ASSETS (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,926,573	$3,045,712
Accrued liabilities	8,497,273	8,102,078
Current maturities of long-term debt	10,274	45,011
Total current liabilities	10,434,120	11,192,801
LONG-TERM DEBT - net of current maturities	199,213,087	199,045,924
COMMITMENTS AND CONTINGENCIES
NET ASSETS (DEFICIT):
Invested in capital assets-net of related debt	(39,789,355)	(43,475,261)
Restricted for capital projects	7,093,861	7,090,273
Unrestricted	23,014,312	20,715,834

Total net assets (deficit)	(9,681,182)	(15,669,154)

TOTAL LIABILITIES AND NET ASSETS (DEFICIT)	$199,966,025	$194,569,571

The accompanying notes are an integral part of these unaudited interim financial statements.  The condensed balance sheet as of December 31, 2008 has been derived from audited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN NET ASSETS (DEFICIT)

(Unaudited)

	Three-Month		Six-Month
	Period Ended		Period Ended
	June 30,		June 30,
	2009	2008	2009	2008

OPERATING REVENUES:

Casino	$29,469,018	$31,727,550	$59,421,534	$63,601,860
Food, beverage and retail	1,480,986	1,873,939	2,906,872	3,193,124
Other	333,529	154,114	462,365	302,666

Gross revenues	31,283,533	33,755,603	62,790,771	67,097,650

Promotional allowances	(172,730)	(97,419)	(218,472)	(267,258)

Net revenues	31,110,803	33,658,184	62,572,299	66,830,392

OPERATING EXPENSES:
Casino	3,924,507	4,861,926	8,097,389	9,900,336
Food, beverage and retail	1,702,607	2,505,019	3,764,985	4,229,610
Selling, general and administrative	10,107,849	11,780,781	20,366,913	22,199,136
Depreciation	2,381,411	2,410,403	4,756,021	5,350,259
Gaming commission and surveillance expense	1,050,373	853,757	1,915,874	1,855,900
Compact revenue sharing trust fund	333,750	333,750	667,500	667,500
Gain on sale of assets	(33,000)	—	(33,000)	—

Total operating expenses	19,467,497	22,745,636	39,535,682	44,202,741

INCOME FROM OPERATIONS	11,643,306	10,912,548	23,036,617	22,627,651

NON-OPERATING EXPENSE-Net
Interest expense	(5,214,986)	(5,216,674)	(10,430,486)	(10,433,465)
Interest income	23,362	266,145	31,800	754,621
Other income (expense) - net	—	(508)	—	(9,175)

Non-operating expense-net	(5,191,624)	(4,951,037)	(10,398,686)	(9,688,019)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	6,451,682	5,961,511	12,637,931	12,939,632

DISTRIBUTIONS TO TRIBE	(3,324,980)	(4,263,688)	(6,649,959)	(7,386,088)

NET INCOME AFTER DISTRIBUTIONS TO TRIBE	3,126,702	1,697,823	5,987,972	5,553,544

NET ASSETS (DEFICIT)-Beginning of period	(12,807,884)	(22,197,198)	(15,669,154)	(26,052,919)

NET ASSETS (DEFICIT)-End of period	$(9,681,182)	$(20,499,375)	$(9,681,182)	$(20,499,375)

The accompanying notes are an integral part of these unaudited interim financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Month
	Period Ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$62,595,543	$66,718,760
Cash paid for salaries and benefits	(14,469,975)	(15,359,495)
Cash paid to suppliers	(20,552,084)	(22,678,247)
Cash paid for compact revenue sharing trust fund	(667,500)	(667,500)

Net cash provided by operating activities	26,905,984	28,013,518

CASH FLOWS USED IN CAPITAL AND RELATED FINANCING ACTIVITIES:
Payments of long-term debt	(70,379)	(56,042)
Purchases of capital assets	(2,356,908)	(3,969,925)
Transfers to Tribe for development costs	(6,217,445)	(9,577,678)
Change in restricted cash	(3,588)	(28,872)
Interest paid	(9,751,014)	(9,753,995)
Proceeds from sale of assets	33,000	—
Other	—	(255,031)

Net cash used in capital and related financing activities	(18,366,334)	(23,641,543)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Interest Income	31,800	754,621

CASH FLOWS USED IN NON-CAPITAL FINANCING ACTIVITIES:
Distributions to Tribe	(6,649,959)	(7,386,088)

CHANGE IN CASH AND CASH EQUIVALENTS	1,921,491	(2,259,492)

CASH AND CASH EQUIVALENTS, Beginning of the period	27,348,392	46,533,389

CASH AND CASH EQUIVALENTS, End of the period	$29,269,883	$44,273,897

The accompanying notes are an integral part of these unaudited interim financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Month
	Period Ended
	June 30,
	2009	2008

RECONCILIATION OF INCOME BEFORE DISTRIBUTIONS TO TRIBE TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Income before Distributions to Tribe	$12,637,931	$12,939,632

Adjustments to reconcile operating income to net cash provided by operating activities:
Depreciation	4,756,021	5,350,259
Interest expense	10,430,486	10,433,465
Interest income	(31,800)	(754,621)
Gain on sale of assets	(33,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(60,089)	(111,632)
Inventories	26,051	(34,298)
Prepaid expenses and other assets	(129,852)	56,198
Accounts payable	(1,119,139)	(360,736)
Accrued liabilities	429,375	495,251
Total adjustments	14,268,053	15,073,886

NET CASH PROVIDED BY OPERATING ACTIVITIES	$26,905,984	$28,013,518

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.          DESCRIPTION OF BUSINESS

River Rock Entertainment Authority (the “Authority”) is a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians (the “Tribe”), a federally recognized Indian tribe. The Authority owns and operates River Rock Casino (the “Casino”). The Casino offers Class III gaming (as defined by the Indian Gaming Regulatory Act of 1988, as amended) on tribal land located in Geyserville, California. At June 30, 2009, the Casino was operating 1,197 slot and video poker gaming machines.  The legal authority for slot machines and table games is provided by the Tribe’s gaming compact with the State of California (the “Compact”), which was entered into in September 1999 and became effective upon approval by the Secretary of Interior on May 5, 2000.  The Compact expires on December 31, 2020.

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

In the opinion of the Authority’s management, the accompanying unaudited interim condensed financial statements contain all adjustments (consisting of normal recurring adjustments) to fairly present  the Authority’s condensed financial position as of June 30, 2009 and the condensed statements of revenues, expenses and changes in net assets (deficit) for the three and six month periods ending June 30, 2009 and 2008, and condensed statements of cash flows for the six months ended June 30, 2009 and 2008, as applicable. The condensed statements of revenues, expenses and changes in net assets (deficit) and condensed cash flows for all periods presented are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.

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

The Authority adopted the required provisions of the Financial Accounting Standards Board’s FSP FAS No. 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS No. 107-1) as of the interim period ending June 30, 2009.  This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107.  FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009.

The Financial Accounting Standards Board (FASB) has issued FASB Statement No. 165, “Subsequent Events”.  Statement 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 provides the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Statement 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.”  FSP FAS 157-4 must be applied prospectively.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.

The adoption of these new standards has no effect on the Casino’s financial position or result of operations.

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

The Authority’s policy is to use restricted assets before unrestricted assets for expenses incurred for which both restricted and unrestricted net assets are available.  The Authority’s restricted assets consist of estimated construction expenses for three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds necessary to develop an approximately 18-acre parcel of land adjacent to the Tribe’s reservation. These funds are held in escrow accounts which are restricted for authorized construction disbursements. These escrow accounts are invested in certificates of deposit, which generate interest on a monthly basis. The FDIC has insured $250,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow account. Restricted cash was $7,093,861 and $7,090,273 at June 30, 2009 and December 31, 2008, respectively.  As of June 30, 2009, restricted cash includes amounts available for construction of $2,770,514 and land development funds of $4,323,347.

Capital Assets — Capital Assets are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements:	21 years
Furniture, fixtures and equipment:	5 years
Slot machines:	5 years

The costs of normal maintenance and repairs that do not add to the value of the asset or materially extend the life of the asset are not capitalized.

Major outlays of capital assets and improvements are capitalized as construction-in-progress as projects are constructed.

Evaluation of Long-Lived Assets — Accounting pronouncement GASB No. 42, “Accounting and Financial Reporting for Impairment of Capital Assets and for Insurance Recoveries,” was effective for the Authority for the year ended December 31, 2005.  This Statement established accounting and financial reporting standards for impairment of capital assets.  The Authority’s capital assets include building and improvements, furniture, fixtures and equipment.  A capital asset is considered impaired if both the decline in service utility of the capital asset is large in magnitude and the event or change in circumstances is outside the normal life cycle of the capital asset.  The Authority is required to evaluate prominent events or changes in circumstances affecting capital assets to determine whether impairment of a capital asset has occurred.  Common indicators of impairment include evidence of physical damage where restoration efforts are needed to restore service utility, enactment or approval of laws or regulations setting standards that the capital asset would not be able to meet, technological development or evidence of obsolescence, a change in the manner or expected duration of use of a capital asset or construction stoppage.  This Statement will require the Authority to report the effects of capital asset impairment in its financial statements when they occur, rather than as part of the ongoing depreciation expense for the capital asset or upon disposal of the capital asset, and to account for insurance recoveries in the same manner.  The Authority’s management has determined that no impairment of capital assets currently exists.

Capitalized interest — The interest cost associated with major development and construction projects is capitalized and included in the cost of the asset.  Capitalization of interest ceases when the project is substantially complete or when development activity is suspended.  The Authority did not capitalize any interest for the six months ended June 30, 2009 and 2008.

Deposits and Other Assets — As of June 30, 2009 and December 31, 2008, deposits and other assets include $2,386,295 and $2,897,142 in unamortized legal fees and other issuance costs related to the issuance of the Authority’s 9 ¾% Senior Notes due 2011 (the “Senior Notes”) under the Indenture, dated November 7, 2003 (the “Indenture”); $310,890 and $126,487 of performance deposits; $15,900 and $15,900 of rental deposits; and $8,045 and $0 of equipment deposits.  Deferred loan costs are amortized using the effective interest method to interest expense over the term of the related financial arrangement.

Accrued Liabilities — Accrued liabilities consist of accrued interest, accrued payroll and other accrued liabilities.

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

Contingencies — We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of June 30, 2009, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

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

Casino Revenues — In accordance with industry practice, the Authority recognizes as Casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive slot jackpots and certain player incentives, when earned by the customer

Food, Beverage and Retail Revenues — The Authority recognizes as food, beverage and retail revenues the proceeds from its food, beverage and gift shop sales. The Authority continues to distribute non-alcoholic beverages without cost in the gaming area for playing guests.

Other Revenues — Other revenues are comprised of commissions on ATM machine transactions.

Promotional Allowances — The retail value of food and beverages provided to customers without charge or at a discount is included in food, beverage and retail revenues and then deducted as promotional allowances. Such amounts that are included in food, beverage, and retail revenues for the three months ended June 30, 2009 and 2008 were $172,730 and $97,419, respectively.  The amounts included in food, beverage, and retail revenues for the six months ended June 30, 2009 and 2008 were $218,472 and $267,258, respectively.

Food and Beverage Expenses — Food and beverage expenses include cost of goods sold related to providing food and beverage to our customers. The estimated costs of providing complimentary services are reclassified from food, beverage and retail costs to Casino expenses.  The estimated costs of such services for the three months ended June 30, 2009 and 2008 were $394,835 and $999,600, respectively.  The costs of such complimentary services for the six months ended June 30, 2009 and 2008 were $673,876 and $1,915,215, respectively, primarily due to the decrease in complimentary beverages to our guests on the casino floor.

Advertising Costs — Advertising costs are expensed the first time advertising takes place. Advertising costs included in selling, general and administrative expenses for the three months ended June 30, 2009 and 2008 were $1,226,723 and $2,465,937, respectively.  Advertising costs for the six months ended June 30, 2009 and 2008 were $2,068,699 and $3,957,138, respectively.

Gaming Commission and Surveillance Expenses — The Authority pays for various expenses for the Tribal Gaming Commission and Surveillance.  Tribal Gaming Commission expenses are reported as Gaming Commission and surveillance expense on the statements of revenues, expenses and changes in net assets (deficit).  Gaming Commission and surveillance expenses for the three months ended June 30, 2009 and 2008 were $1,050,373 and $853,757 respectively.  Gaming

Commission and surveillance expenses for the six months ended June 30, 2009 and 2008 were $1,915,874 and $1,855,900, respectively.

Income Taxes—As a governmental instrumentality of the Tribe, the Authority is a non-taxable entity for purposes of federal and state income taxes.

Distributions to Tribe — Distributions to Tribe are made up of payments permitted under the covenants of the Indenture.  They are included in the statements of revenues, expenses and changes in net assets (deficit) as distributions to Tribe allowed pursuant to the Indenture.  Total distributions to the Tribe for the three months ended June 30, 2009 and 2008 were $3,324,980 and $4,263,688, respectively.  Total distributions to the Tribe for the six months ended June 30, 2009 and 2008 were $6,649,959 and $7,386,088, respectively.

Reclassifications — Certain prior year balances in the condensed statements of revenues, expenses and changes in net assets (deficit) have been reclassified to be consistent with current year presentation with no change to net revenues or net income, including the reclassification of e-coupons and cash incentives from promotional allowances to casino contra-revenues.

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

•      In June 2008, the GASB issued Statement No. 53, “Accounting and Financial Reporting for Derivative Instruments”.  This Statement addresses the recognition, measurement and disclosure of information regarding derivative instruments entered into by governmental reporting agencies.  The objectives, terms and risks of hedging derivative instruments are required disclosures.  Disclosures also include a summary of derivative instrument activity that provides an indication of the location of fair value amounts reported on the financial statements.  The requirements of Statement No. 53 are effective for financial statements for periods beginning after June 15, 2009.

•      In April 2009, the GASB issued Statement No 55, “The Hierarchy of Generally Accepted Accounting Principles for State and Local Governments”.  The Statement incorporates the hierarchy of generally accepted accounting principles (GAAP) for state and local governments into the GASB’s authoritative literature.  This Statement is intended to make it easier for preparers of state and local government financial statements to identify and apply the “GAAP hierarchy,” which consists of accounting principles used in the preparation of financial statements so that they are presented in conformity with GAAP and the framework for selecting those principles.  The Statement will improve financial reporting by contributing to the GASB’s efforts to codify all GAAP for state and local governments so that they derive from a single source.  The requirements of Statement No. 55 are effective immediately.

•      In April 2009, the GASB issued Statement No 56, “Codification of Accounting and Financial Reporting Guidance Contained in the AICPA Statements on Auditing Standards”.  The Statement incorporates accounting and financial reporting guidance previously only contained in the American Institute of Certified Public Accountants (AICPA) auditing literature into the GASB’s accounting and financial reporting literature for state and local governments.  The Statement 56 guidance addresses three issues from the AICPA’s literature:  (1) related-party transactions, (2) going concern considerations and (3) subsequent events.  Statement No. 56 is part of the GASB’s effort to codify all generally accepted accounting principles for state and local governments so that they derive from a single source.  This is intended to make it easier for preparers of state and local government financial statements to identify and apply relevant accounting guidance.  The requirements of Statement No. 56 are effective immediately.

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

Total amounts billed by the Tribe to the Casino for these departments, excluding Tribal Gaming Commission and surveillance, for the three months ended June 30, 2009 and 2008 were $978,798 and $923,941, respectively. They are recorded as a component of selling, general and administrative expenses.  Total expenses for these departments for the six months end June 30, 2009 and 2008 were $1,857,782 and $1,746,567, respectively.

The Authority pays for various expenses for the Tribal Gaming Commission and surveillance. Tribal Gaming Commission and surveillance expenses are recorded in Gaming Commission and surveillance expenses on the statements of revenues, expenses and changes in net assets (deficit).  Gaming Commission and surveillance expenses for the three months ended June 30, 2009 and 2008 were $1,050,373 and $853,757, respectively.  Gaming Commission and surveillance expenses for the six months ended June 30, 2009 and 2008 were $1,915,874 and $1,855,900, respectively.

The Tribe has incurred expenses on behalf of the Authority that relate to the master planning for the proposed resort and Tribal infrastructure that benefit the Casino.  During the three months ended June 30, 2009, the Authority authorized reimbursement of $4,267,445 to the Tribe for these expenses.  During the six months ended June 30, 2009, the Authority authorized reimbursement of $6,217,445.  These expenses were capitalized and are reflected in construction-in-progress. The reimbursed costs consist primarily of engineering and design costs related to the proposed master plan development, including electrical, HVAC, landscaping, interior design services and consulting fees for legal, branding, feasibility and public relations services. While the Tribe has not made any additional request to the Authority for reimbursement, it may request additional reimbursements from the Authority in the future. While the Authority has no obligation to pay such amounts when requested, and any such reimbursement would need to be approved by management and the Board of Directors of the Authority, there is a possibility that such request for reimbursement may be made by the Tribe. Prior to making any reimbursement payment, the Authority will consider various factors, including, but not limited to, whether the costs incurred were actually related to the master planning, whether such costs are beneficial to the gaming business and expansion plans of the Authority, the reasonableness of such costs, the availability of cash and whether the reimbursement payment is in compliance with the covenants in the Indenture.

On April 16, 2008, in a joint effort with the Tribe, the Authority pledged a cash gift to Healthcare Foundation, a local hospital.  This pledge was in the amount of $1.8 million over the course of five years, at a monthly rate of $30,000 commencing May 2008.  This cash donation is a gift and not part of any revenue sharing agreement with any state or local government.

The Authority reserved 50 recreational vehicle spaces and 10 campsite spaces at Alexander RV Park and Campground for casino guests.  Alexander RV Park and Campground is a wholly owned subsidiary of the Tribe.  The cost of reserving the parking spaces and campsite spaces for the three months ended June 30, 2009 was $66,150 compared to $63,000 for the same prior year period.

7.          CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(Unaudited)

Operating accounts	$16,220,556	$9,221,163
Money market accounts	8,734,987	12,157,902
Cash on hand	4,314,340	5,969,327

Cash and cash equivalents	29,269,883	27,348,392
Restricted cash	7,093,861	7,090,273

Total cash and cash equivalents and restricted cash	$36,363,744	$34,438,665

Custodial credit risk for deposits is the risk that, in event of the failure of a depository financial institution, “a governmental entity” will not be able to recover its deposits or will not be able to recover collateral securities that are in the possession of an outside party.  The California Code and the Authority’s investment policy authorize these types of investments.  The deposits were insured by the FDIC up to $100,000 per bank.  On October 3, 2008, Congress temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009.  The Authority’s operating cash and restricted cash accounts are FDIC insured up to $250,000 each.

8.          FAIR VALUE MEASUREMENTS

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis, under the applicable provisions of SFAS No. 157:

Fair Value Measurements at Reporting Date, Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Observable
	June 30,	Identical Items	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Money Market Instruments	$8,734,987	$8,734,987	$—	$—

9.          CAPITAL ASSETS

Capital Assets at December 31, 2008 and June 30, 2009 consisted of the following:

	Balance, as of			Balance, as of
	December 31,			June 30,
	2008	Additions	Dispositions	2009
Buildings and improvements	$130,357,841	$31,334	$—	$130,389,175
Furniture, fixtures and equipment	34,143,554	2,279,201	(3,854,630)	32,568,125
Less accumulated depreciation	(54,484,916)	(4,756,021)	3,854,630	(55,386,307)
	110,016,479	(2,445,486)	—	107,570,993
Construction in progress	45,599,195	6,263,818	—	51,863,013
Capital assets — net	$155,615,674	$3,818,332	$—	$159,434,006

Construction in progress consists of payments to various vendors through reimbursements to the Tribe related to the Authority’s master plan development and land improvements.  Substantially all of the Authority’s personal property is pledged as collateral to secure its debt.

10.       ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(Unaudited)

Accrued in-house progressive slot jackpots	$1,538,146	$1,531,747
Accrued payroll and related benefits	2,610,810	2,285,481
Accrued interest	3,250,000	3,250,000
Accrued other expenses	1,098,317	1,034,850
Total accrued liabilities	$8,497,273	$8,102,078

11.       LONG-TERM DEBT

Long-term debt consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(Unaudited)

9-3/4% Senior Notes, net of unamortized issue discount of $786,913 and $955,538. Due November 2011.	$199,213,087	$199,044,462
Vehicles Notes	4,388	12,291
Lease obligations	5,886	34,182
Total Long-Term Debt	199,223,361	199,090,935
Less: current portion	(10,274)	(45,011)

Total long-term debt - net of current maturities	$199,213,087	$199,045,924

On November 7, 2003, the Authority issued the Senior Notes. The proceeds were utilized to fund an expansion project, which included three parking structures, related infrastructure improvements, repayment of various debt and advances and fund payment of various accruals and payables, as well as to increase cash on hand. The proceeds were also utilized to fund a land purchase and settle litigation.  The Senior Notes are collateralized by a first priority pledge of the Authority’s revenue and substantially all of the existing and future tangible and intangible personal property. The Authority may redeem the Senior Notes, in whole or in part, at a redemption price that is at a premium to the principal amount of the Senior Notes (expressed as percentages of principal amount), plus accrued and unpaid interest.  Interest on the senior notes is due semi-annually in May and November.

The Authority’s long-term debt is recorded at an amortized historical cost basis.  The fair value of the Senior Notes was approximately $146.0 million as of June 30, 2009 based on level one inputs, quoted prices in active markets.

12.       LEASES

On May 30, 2002, the Authority entered into an operating lease for a sprung structure.  The lease expired on August 17, 2007.  Upon expiration, the Authority continued on a month-to-month basis.  On June 12, 2009, the Authority amended the agreement to lease the sprung structure for three years.  The monthly lease fee is $25,395.

On February 21, 2007, the Authority entered into a one year operating lease for office and promotional space commencing February 21, 2007 and expiring February 20, 2008.  The monthly lease fee was $600 per month.  On February 21, 2008, the Authority extended the lease for three years, commencing on February 21, 2008 and expiring on February 20, 2011.  The extended lease fee was $625 per month for the first year (through February 2009) and $712 per month for the second year (March 2009 through February 2010), with adjustments for the Consumer Price Index, and property taxes in the third year.  Commencing May 2009, the Authority subleased the entire office and promotional space at a monthly rate of $500.

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

13.       LEGAL MATTERS AND SUBSEQUENT EVENTS

Runyan Litigation

On March 7, 2008, Norman Runyan, our former Chief Operations Officer, filed a wrongful termination suit against the Authority, the Casino and Mr. Harvey Hopkins, the Chairman of the Tribe and a member of the Authority’s Board, in the Sonoma County Superior Court.  We believed the case lacked merit and moved to dismiss.  On October 17, 2008, the Court issued an Order dismissing the lawsuit.  On December 3, 2008, the Court entered an Order granting our motion and dismissed the case.

On January 14, 2009, Mr. Runyan filed a Petition for Order Compelling Arbitration with the Sonoma County Superior Court, and on January 30, 2009, he filed a Motion for Order Compelling Arbitration.  In both the Petition and the Motion, Mr. Runyan sought to have the Court issue an order compelling arbitration of the claims asserted in the complaint that was dismissed by the court in December 2008.  The Authority believed, based on fact that Mr. Runyan entered into a Severance Agreement and General Release with the Authority, the Casino, and other released parties, that there was no basis for Mr. Runyan to seek arbitration.  On April 13, 2009, the Authority, the Casino, and Mr. Hopkins filed a hybrid motion to quash summons and dismiss the Petition and Motion.  On June 1, 2009, the Court granted the motion in its entirety, holding that the Court lacked personal and subject matter jurisdiction, that Mr. Runyan terminated and extinguished his purported employment agreement (which contained the arbitration clause he relied on) and that he waived any right to arbitration he might have had by settling and releasing all claims.  Finally, the Court held that all respondents have tribal sovereign immunity from service of process.

Mr. Runyan filed a Notice of Appeal of the Court’s Order on July 27, 2009.  The time for filing his opening appellate brief will depend on which method he uses to compile the record from the Superior Court, but we expect that his opening brief will be filed in the First District Court of Appeal in October.  The Authority’s and the other parties’ respondents’ brief will be due 30 days after Mr. Runyan’s opening brief.  Mr. Runyan will then have 20 days to reply to the Authority’s brief and the case will then be set for oral argument.  The Authority continues to believe that there was no basis for Mr. Runyan to seek arbitration and will argue vigorously in favor of upholding the Superior Court’s Order granting the motion to quash summons and dismissing Mr. Runyan’s petition and motion for an order compelling arbitration.

Other Legal Matters

The Authority is involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. The Authority believes that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on its results of operations, financial condition or cash flows.

14.       COMPACT REVENUE SHARING TRUST FUND

The Compact requires the Authority to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $333,750 and $333,750 for the three months ended June 30, 2009 and 2008, respectively.

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

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”) that is expected to settle several long-standing legal disputes between Sonoma County and the Tribe and provide a binding framework for resolving future disputes.  Pursuant to the MOA, the Tribe has agreed to pay the County $75.0 million in mitigation fees over the next 12 years, subject to adjustment under certain circumstances described in the MOA, to offset the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and to support the services being provided by the County.  The Tribe paid $3.0 million on April 17, 2008, $4.5 million on September 20, 2008 and $2.8 million on June 26, 2009.  Future payments are scheduled to take place as follows: $5.0 million upon the earlier of March 18, 2011 or the opening of phase one of the resort project; $5.0 million on July 1 of the subsequent year but no later than July 1, 2011; and $5.0 million plus 4% compounded annually on July 1 of each subsequent year until the entire $75.0 million has been paid.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in the County.  Such in lieu fees could total as much as $25 million during the term of the MOA.

The Authority is not a party to the agreement with the Sonoma County Board of Supervisors and is not obligated to pay any fees pursuant to the MOA.  It is expected that the Tribe will make payments to Sonoma County pursuant to the MOA from distributions made by the Authority to the Tribe.

16.       SUBSEQUENT EVENTS

In accordance with SFAS No. 165, we have evaluated subsequent events through August 14, 2009, the date of issuance of the unaudited condensed financial statements.  During this period we did not have any material recognizable subsequent events to recognize or disclose.

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

Critical Accounting Policies and Estimates

We have identified certain critical accounting policies and estimates that affect our more significant judgments and estimates used in the preparation of our financial statements. The preparation of our financial statements, in conformity with GAAP, requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate those estimates, including those related to asset impairment, accruals for our promotional slot club, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements:

•                  Casino Revenues — In accordance with industry practice, the Authority recognizes as Casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive slot jackpots and certain player incentives, when earned by the customer.

•                  Capital Assets — Capital assets are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements:	21 years
Furniture, fixtures and equipment:	5 years
Slot machines	5 years

•                  We evaluate our capital assets for impairment in accordance with the Accounting pronouncement GASB No. 42, “Accounting and Financial Reporting for Impairment of Capital Assets and for Insurance Recoveries”.  This Statement establishes accounting and financial reporting standards for impairment of capital assets.  The Authority’s capital assets include building and improvements, furniture, fixtures and equipment.  A capital asset is considered impaired if both the decline in service utility of the capital asset is large in magnitude and the event or change in circumstances is outside the normal life cycle of the capital asset.  The Authority is required to evaluate prominent events or changes in circumstances affecting capital assets to determine whether impairment of a capital asset has occurred.  Common indicators of impairment include evidence of physical damage where restoration efforts are needed to restore service utility, enactment or approval of laws or regulations setting standards that the capital asset would not be able to meet, technological development or evidence of obsolescence, a change in the manner or expected duration of use of a capital asset or construction stoppage.  This Statement will require the Authority to report the effects of capital asset impairment in its financial statements when they occur, rather than as part of the ongoing depreciation expense for the capital asset or upon disposal of the capital asset, and to account for insurance recoveries in the same manner.

•                  Accrued Progressive Slot Jackpots — Accrued progressive slot jackpots consist of estimates for prizes relating to various games that have accumulated jackpots. We have recorded the cost of these anticipated payouts as a reduction of casino revenues and the cost is included as a component of accrued liabilities.

•                  Contingencies — We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of June 30, 2009, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

Accounting Standards — There are differences between financial statements prepared in accordance with GASB pronouncements and those prepared in accordance with FASB pronouncements. The statements of revenues, expenses and changes in net asset (deficit) are a combined statement under GASB pronouncements. FASB pronouncements allow a statement of income or operations and a statement of owners’ or shareholders’ (deficit) equity, which is where distributions to owners would be presented under FASB pronouncements. The amount shown on our statements of revenues, expenses and changes in net asset (deficit) as income before distributions to the Tribe would be the most comparable amount to net income computed under FASB pronouncements. We are an unincorporated instrumentality created by tribal law and accounted for as a separate fund of the Tribe.  As such, there is no owners’ or shareholders’ (deficit) equity as traditionally represented under FASB pronouncements. The most comparable measure of owners’ equity presented on our balance sheet would be net assets (deficit).

Reclassifications — Certain prior year balances in the statements of revenues, expenses and changes in net assets (deficit) have been reclassified to be consistent with current year presentation with no change to net revenues or net income, including the reclassification of e-coupons and cash incentives from promotional allowances to casino contra-revenues.

Results of Operations

Comparison of the three months ended June 30, 2009 and 2008

Net revenues. Net revenues for the three months ended June 30, 2009 decreased by $2.5 million to $31.1 million, from $33.7 million, for the three months ended June 30, 2008.  The decrease in net revenues is attributable to the continuing industry-wide slow down in the gaming and entertainment industry during 2009.  Approximately 94.7% of our net revenues were from our gaming activities in the second quarter of 2009. We generated $26.4 million or 84.8% of our net revenues from gaming devices, and $3.1 million, or 9.9% of our net revenues from table games and poker for the three months ended June 30, 2009, compared to $28.1 million from gaming devices or 83.4% of our net revenues, and $3.6 million or 10.8% of net revenues from table games and poker for the three months ended June 30, 2008.  Our win per slot machine per day was $209 in the three months ended June 30, 2009, which increased by $16 from $193 for the three months ended June 30, 2008.  The increase in net win per machine per day is primarily attributable to the decrease in the average number of slot machines on the floor.  We have been reconfiguring our gaming floor in an effort to enhance our overall appeal.  As part of this effort, we reduced the average number of slot machines to 1,385 for the three  months ended June 30, 2009, compared to 1,572 for the three months ended June 30, 2008.

We generated $1.3 million, net of promotional allowance of $0.2 million, in food, beverage and retail sales for the three months ended June 30, 2009, compared to $1.8 million, net of promotional allowances of $0.1 million, in food, beverage and retail sales for the three months ended June 30, 2008.

Promotional allowances. Promotional allowances for the three months ended June 30, 2009 were $0.2 million, or 0.6% of net revenues, compared to $0.1 million, or 0.3% of net revenues, for the three months ended June 30, 2008.

Operating expenses. Operating expenses for the three months ended June 30, 2009 were $19.5 million, or 62.6% of net revenues, compared to $22.7 million, or 67.6% of net revenues, for the three months ended June 30, 2008.

Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the cost of complimentary activities. Casino expense for the three months ended June 30, 2009 was $3.9 million compared to $4.9 million for the three months ended June 30, 2008.  Casino expense as a percentage of Casino revenues decreased by 2 percentage points from 15.3% to 13.3% for the three months ended June 30, 2009.

Food, beverage and retail expense for the three months ended June 30, 2009 was $1.7 million, or 130.1% of food, beverage and retail revenue, net of promotional allowances, compared to $2.5 million, or 141.0% of food, beverage and retail revenue, net of promotional allowances for the three months ended June 30, 2008.  Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

Selling, general and administrative expense for the three months ended June 30, 2009 decreased by $1.7 million to $10.1 million, or 32.5% of net revenues, from $11.8 million, or 35.0% of net revenues, for the three months ended June 30, 2008. The decrease in selling, general and administrative expenses is primarily due to a decrease in advertising expenses.

Depreciation expense for the three months ended June 30, 2009 was $2.4 million compared to $2.4 million for the three months ended June 30, 2008.  Depreciation expense was computed using the straight-line method over the useful life of property, plant and equipment. Now that the casino is over five years old, much of our original equipment has been fully depreciated.

Gaming Commission and surveillance expense for the three months ended June 30, 2009 was $1.1 million compared to $0.9 million for the three months ended June 30, 2008.

The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices we are allowed to operate. Revenue sharing trust fund fees assessed were $0.3 million for each of the three months ended June 30, 2009 and 2008.

Income from operations. Income from operations for the three months ended June 30, 2009 was $11.6 million, or 37.4% of net revenues, compared to $10.9 million, or 32.4% of net revenues, for the three months ended June 30, 2008.  The increase in income from operations is attributable to the cost saving measures we adopted to adjust for the decline in customer demand.

Non-Operating expense, net. Non-operating expense, net for the three months ended June 30, 2009 was $5.2 million, or 16.7% of net revenues, compared to $5.0 million or 14.7% of net revenues, for the three months ended June 30, 2008.  Non-operating expense, net includes $5.2 million of interest expense for each of the three months ended June 30, 2009 and 2008.  No interest costs were capitalized in the three months ended June 30, 2009 and 2008; respectively.

Income before distributions to the Tribe. Income before distributions to the Tribe for the three months ended June 30, 2009 increased by $0.5 million to $6.5 million, or 20.7% of net revenues, from $6.0 million, or 17.7% of net revenues, for the three months ended June 30, 2008.

Distributions to the Tribe. Distributions to the Tribe for the three months ended June 30, 2009 decreased by $0.9 million to $3.3 million, compared to $4.3 million, for the three months ended June 30, 2008.  The decrease is due to the prior year one-time catch up distribution to the Tribe of $1.0 million of service payments that could have been previously distributed to the Tribe as permitted by the Indenture.

Comparison of the six months ended June 30, 2009 and 2008

Net revenues. Net revenues for the six months ended June 30, 2009 decreased by $4.3 million to $62.6 million, from $66.8 million, for the six months ended June 30, 2008.  The decrease in net revenues is attributable to the continuing industry-wide slow down in the gaming and entertainment industry during 2009.  Approximately 95.0% of our net revenues were from our gaming activities in the six month period ended June 30, 2009. We generated $53.3 million or 85.3% of our net revenues from gaming devices, and $6.1 million, or 9.7% of our net revenues from table games and poker for the six months ended June 30, 2009, compared to $56.1 million from gaming devices or 83.9% of our net revenues, and $7.5 million or 11.3% of net revenues from table games and poker for the six months ended June 30, 2008.  Our win per slot machine per day was $200 in the six months ended June 30, 2009, which increased by $7 from $193 for the six months ended June 30, 2008.  The increase in net win per machine per day is primarily attributable to the decrease in the average number of slot machines on the floor.  We have been reconfiguring our gaming floor in an effort to enhance our overall appeal.  As part of this effort, we reduced the average number of slot machines to 1,476 for the six months ended June 30, 2009, compared to 1,572 for the six months ended June 30, 2008.

We generated $2.7 million, net of promotional allowance of $0.2 million, in food, beverage and retail sales for the six months ended June 30, 2009, compared to $2.9 million, net of promotional allowances of $0.3 million, in food, beverage and retail sales for the six months ended June 30, 2008.  The decrease in promotional allowances was the result of a strategic reduction to narrow our marketing focus on higher revenue generating players.

Promotional allowances. Promotional allowances for the six months ended June 30, 2009 were $0.2 million, or 0.3% of net revenues, compared to $0.3 million, or 0.4% of net revenues, for the six months ended June 30, 2008.

Operating expenses. Operating expenses for the six months ended June 30, 2009 were $39.5 million, or 63.2% of net revenues, compared to $44.2 million, or 66.1% of net revenues, for the six months ended June 30, 2008.

Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the cost of complimentary activities. Casino expense for the six months ended June 30, 2009 was $8.1 million compared to $9.9 million for the six months ended June 30, 2008.  Casino expense as a percentage of Casino revenues decreased by 2 percentage points from 15.6% to 13.6% for the six months ended June 30, 2009.

Food, beverage and retail expense for the six months ended June 30, 2009 was $3.8 million, or 140.0% of food, beverage and retail revenue, net of promotional allowances, compared to $4.2 million, or 144.6% of food, beverage and retail revenue, net of promotional allowances for the six months ended June 30, 2008.  Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

Selling, general and administrative expense for the six months ended June 30, 2009 decreased by $1.8 million to $20.4 million, or 32.5% of net revenues, from $22.2 million, or 33.2% of net revenues, for the six months ended June 30, 2008. The decrease in selling, general and administrative expenses is primarily due to a decrease in advertising expenses.

Depreciation expense for the six months ended June 30, 2009 was $4.8 million compared to $5.4 million for the six months ended June 30, 2008.  Depreciation expense was computed using the straight-line method over the useful life of property, plant and equipment.  The casino is now over five years old.  Much of our original equipment became fully depreciated by the second quarter of the prior year.

Gaming Commission and surveillance expense for the six months ended June 30, 2009 was $1.9 million compared to $1.9 million for the six months ended June 30, 2008.

The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices we are allowed to operate. Revenue sharing trust fund fees assessed for each of the six month periods ended June 30, 2009 and 2008 were $0.7 million.

Income from operations. Income from operations for the six months ended June 30, 2009 was $23.0 million, or 36.8% of net revenues, compared to $22.6 million, or 33.9% of net revenues, for the six months ended June 30, 2008.  The increase in income from operations is attributable to expense reductions due to the cost saving measures we adopted to adjust for the decline in customer demand.

Non-Operating expense, net. Non-operating expense, net for the six months ended June 30, 2009 was $10.4 million, or 16.6% of net revenues, compared to $9.7 million, or 14.5% of net revenues, for the six months ended June 30, 2008.  Non-operating expense, net includes $10.4 million of interest expense for each of the six month periods ended June 30, 2009 and 2008.  No interest costs were capitalized in the six month periods ended June 30, 2009 and 2008; respectively.

Income before distributions to the Tribe. Income before distributions to the Tribe for the six months ended June 30, 2009 decreased by $0.3 million to $12.6 million, or 20.2% of net revenues, from $12.9 million, or 19.4% of net revenues, for the six months ended June 30, 2008.

Distributions to the Tribe. Distributions to the Tribe for the six months ended June 30, 2009 decreased by $0.7 million to $6.6 million, compared to $7.4 million, for the six months ended June 30, 2008.  The decrease is primarily due to the prior year second quarter one-time catch up distribution to the Tribe of $1.0 million of service payments that could have been previously distributed to the Tribe as permitted by the Indenture.

Liquidity and Capital Resources

Since our inception, we have funded our capital expenditures and working capital requirements primarily through debt financing, gaming equipment supplier financing, other financing, and operating cash flow.

For the six months ended June 30, 2009, we spent $11,200 on the development of an approximately 18-acre parcel of land adjacent to the Tribe’s reservation (referred to as the “Dugan Property”) which is expected to provide an additional access road to our Casino. We have $4.3 million remaining in a restricted account funded from the proceeds of our Senior Notes for the development of the Dugan Property.  The construction of the access road shall commence concurrently with phase one of the resort construction.

Our capital expenditures for the six months ended June 30, 2009 and 2008 were $8.6 million and $13.6 million, respectively.  The capital expenditures for the six months ended June 30, 2009 consisted primarily of $2.3 million in additions to equipment largely due to slot machine purchases, as well as $6.3 million in additions to construction-in-progress for the master plan development of our planned resort.  We have reflected the expenditures relating to the master plan development which we reimbursed the Tribe as construction-in-progress in our balance sheet.

As of June 30, 2009, we had cash and cash equivalents, net of restricted cash of $29.3 million, compared to $27.3 million, as of December 31, 2008. We had restricted cash of $7.1 million as of June 30, 2009 and as of December 31, 2008.  Our principal source of liquidity during the six months ended June 30, 2009 consisted of cash flow from operating activities.

Restricted cash consists of net proceeds from the Senior Notes and investment earnings thereon set aside in construction financing accounts for construction costs for the three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds for the development of the Dugan Property.  Our restricted cash is held in escrow accounts that can only be used for authorized construction disbursements until the related projects are completed.  The construction of the three parking structures has been completed and the remaining funds are in the process of being released from the restricted account.

Net cash used for capital and related financing activities for the six months ended June 30, 2009 was $18.4 million, compared to $23.6 million, for the six months ended June 30, 2008. This decrease was primarily attributable to the decrease in purchases of capital assets.

Cash flows provided by investing activities consisting of interest income for the six months ended June 30, 2009 decreased by $0.7 million to $31,800, from $0.8 million, for the six months ended June 30, 2008.

Cash flows used in non-capital financing activities for the six months ended June 30, 2009 was $6.6 million, a decrease of $0.8 million, from $7.4 million, for the six months ended June 30, 2008.  Cash flows used in non-capital financing activities consists of distributions to the Tribe. The decrease is primarily due to the prior year second quarter one-time catch up distribution to the Tribe of $1.0 million of service payments that could have been previously distributed to the Tribe as permitted by the Indenture.

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

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into the MOA that, among other things, settled several long-standing legal disputes between Sonoma County and the Tribe, and will provide a binding framework for resolving future disputes.  The MOA enables the Tribe to move forward with its proposed resort development project, including a new and expanded “Tuscan-themed” casino and hotel with luxury resort amenities.  A copy of the MOA was filed as an exhibit to the Authority’s Form 10-K for the fiscal year ending December 31, 2007.  Under the MOA, the County agreed to drop its opposition to the Tribe’s application for a liquor license and on May 29, 2008, the California Department of Alcoholic Beverage Control issued a liquor license to our gaming and entertainment facility.  However, the Tribe has agreed to restrict the sale of alcohol to wine and beer between the hours of 11 a.m. and 5 p.m. on weekdays, and to stop serving alcohol altogether at midnight except for Friday and Saturday nights and the nights before holidays. The Tribe has also agreed not to serve liquor on the Casino floor, although patrons may bring drinks purchased at the restaurant or bar on to the Casino floor. The restrictions may be renegotiated following the first to occur of the three year anniversary of the MOA or the opening of a hotel, which is anticipated to occur within the next two to three years.  In addition, the MOA commits the County Sheriff’s Department and Fire Marshall to provide public safety and fire investigation services to the Casino and the Tribe’s future gaming projects on the reservation and provides detailed agreements on off-reservation impact mitigation measures.  Pursuant to the MOA, the County withdrew its opposition to the Tribe’s application to take the Dugan Property into trust.  Previously, the trust application had been approved by the Department of the Interior, which approval had been opposed by the County.  Pursuant to the MOA, the Tribe has agreed to pay the County $75.0 million in mitigation fees over the next 12 years, subject to adjustment under certain circumstances described in the MOA, to offset the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and to support the services being provided by the County.  The Tribe paid $3.0 million on April 17, 2008, $4.5 million on September 20, 2008 and $2.8 million on June 26, 2009.  Future payments are scheduled to take place as follows: $5.0 million upon the earlier of March 18, 2011 or the opening of phase one of the resort project; $5.0 million on July 1 of the subsequent year but no later than July 1, 2011; and $5.0 million plus 4% compounded annually on July 1 of each subsequent year until the entire $75.0 million has been paid.  In addition, the Tribe has agreed to pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental charges collected on occupied hotel rooms.  Such fees are required to be paid quarterly until five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State.

We are not a party to the agreement with the Sonoma County Board of Supervisors and are not obligated to pay any fees pursuant to the MOA.  It is expected that the Tribe will make payments to Sonoma County pursuant to the MOA from distributions made by us to the Tribe.

As part of the effort to enhance the overall appeal of our product, we have been reconfiguring our gaming floor.  This effort has resulted in the reduction of approximately 372 slot machines and 2 table games.  We will maintain our legal right per the Compact to operate a total of 1,600 slot machines in our Casino.  We considered many factors such as peak period demand, per unit productivity, and player comfort in our analysis to ensure that the reduction of gaming devices will not adversely impact our revenues.  The reduction of gaming units on the casino floor will ultimately provide us an opportunity to upgrade current amenities, establish new amenities, improve player comfort and enhance entertainment value. We are confident that these improvements, targeted at improving product appeal, will ultimately open up a greater spectrum of potential consumers within our designated market area.  In combination with our continuing effort to improve operational efficiency, upgrading our gaming technology, and refocusing our marketing efforts, we are confident that we will have set a solid foundation for improved and sustained cash flows.

Contractual Obligations as of June 30, 2009

Contractual obligations and commitment amounts as of June 30, 2009 have not materially changed from the prior quarter.

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

Through June 30, 2009, we had not invested in derivative or foreign currency-based financial instruments.  We primarily have invested in money markets.  As such, we do not believe we have material exposure to market risk.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed with, or furnished to the Securities Exchange Commission (the “SEC”) pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to our management, including our Chief Financial Officer, General Manager and Chief Operations Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.

Management has performed, with the participation of our Chief Financial Officer, Chief Operations Officer and acting General Manager, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the evaluation, our General Manager and Chief Financial Officer concluded that, as of  June 30, 2009, our disclosure controls and procedures were effective.

Changes to Internal Controls Over Financial Reporting

We continue to test our internal controls so as to make improvements to the weaknesses that we have identified and to determine whether there are other procedures that we can implement to improve our financial reporting processes.  For the three month period ended June 30, 2009, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.             OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

Runyan Litigation

On March 7, 2008, Norman Runyan, our former Chief Operations Officer, filed a wrongful termination suit against the Authority, the Casino and Mr. Harvey Hopkins, the Chairman of the Tribe and a member of the Authority’s Board, in the Sonoma County Superior Court.  We believed the case lacked merit and moved to dismiss.  On October 17, 2008, the Court issued an Order dismissing the lawsuit.  On December 3, 2008, the Court entered an Order granting our motion and dismissed the case.

On January 14, 2009, Mr. Runyan filed a Petition for Order Compelling Arbitration with the Sonoma County Superior Court, and on January 30, 2009, he filed a Motion for Order Compelling Arbitration.  In both the Petition and the Motion, Mr. Runyan sought to have the Court issue an order compelling arbitration of the claims asserted in the complaint that was dismissed by the court in December, 2008.  The Authority believed, based on fact that Mr. Runyan entered into a Severance Agreement and General Release with the Authority, the Casino, and other released parties, that there was no basis for Mr. Runyan to seek arbitration.  On April 13, 2009, the Authority, the Casino, and Mr. Hopkins filed a hybrid motion to quash summons and dismiss the Petition and Motion.  On June 1, 2009, the Court granted the motion in its entirety, holding that the Court lacked personal and subject matter jurisdiction, that Mr. Runyan terminated and extinguished his purported employment agreement (which contained the arbitration clause he relied on) and that he waived any right to arbitration he might have had by settling and releasing all claims.  Finally, the Court held that all respondents have tribal sovereign immunity from service of process.

Mr. Runyan filed a Notice of Appeal of the Court’s Order on July 27, 2009.  The time for filing his opening appellate brief will depend on which method he uses to compile the record from the Superior Court, but we expect that his opening brief will be filed in the First District Court of Appeal in October.  The Authority’s and the other parties’ respondents’ brief will be due 30 days after Mr. Runyan’s opening brief.  Mr. Runyan will then have 20 days to reply to the Authority’s brief and the case will then be set for oral argument.  The Authority continues to believe that there was no basis for Mr. Runyan to seek arbitration and will argue vigorously in favor of upholding the Superior Court’s Order granting the motion to quash summons and dismissing Mr. Runyan’s petition and motion for an order compelling arbitration.

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

Federal and California law currently permits Class III casino gaming only on federally recognized tribal lands pursuant to compacts negotiated with the State of California and approved by the U.S. Secretary of the Interior. Class II gaming for tribes is permitted only on federally recognized tribal lands. There are currently 55 tribes operating 56 compacted gaming facilities in the State of California. The closest existing competitors are the Hopland Sho-ka-wah Casino, located approximately 35 miles and 40 minutes north of the Tribe’s reservation; the Konocti Vista Casino, located approximately 45 miles and one hour and ten minutes northeast of the Tribe’s reservation; the Thunder Valley Casino, located approximately 124 miles and two hours and forty-five minutes east of the Tribe’s reservation; and Cache Creek Indian Casino and Bingo, located approximately 95 miles and two hours and fifteen minutes east of the Tribe’s reservation. In addition, several potential competitors are attempting to develop and open casinos near our Casino.

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

In May 2008, the U.S. Department of Interior published in the Federal Register a notice to take the proposed Rohnert Park site into federal trust on behalf of the Graton Rancheria. This represents a significant step towards the development of a casino at Rohnert Park, as do the separate agreements negotiated between the Graton Rancheria and Sonoma County and Marin County, whereby the counties pledged to not challenge the land-into-trust decision and the Graton Rancheria agreed not to build any additional casinos in Sonoma or Marin counties. The U.S. Department of Interior’s land-into-trust decision has, however, been challenged by citizens group opposed to a casino in Rohnert Park. The federal district court dismissed the citizens group’s lawsuit on April 21, 2009, but the group has appealed the decision to the Ninth Circuit Court of Appeals.  The Department of the Interior has agreed to withhold action on taking the land into trust pending the appeal.  A spokesperson for the citizen’s group has also stated publicly that the group will challenge the adequacy of the environmental impact statement for the proposed Graton casino, which was issued in February 2009.  Another obstacle facing the proposed Graton Rancheria casino is the ability to obtain financing for the project.  In addition, the Graton

Rancheria will also need to enter into a tribal-state compact with the State of California before it can operate Class III gaming at the Rohnert Park site.

The Hopland Sho-ka-wah Casino is located several miles east of Highway 101 on Route 175. The facility features a 40,000 square foot casino offering 570 slot machines and nine table games. Recently, the facility suspended its poker games.  The facility contains a Mexican food taqueria, a small cafe-type food and beverage area, a fine-dining steak house and a bar. Hopland operates a small bus program but does not operate a hotel.

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

The Thunder Valley Casino opened in June 2003 and is located at the intersection of Highway 65 and Interstate 80 just outside of Sacramento, California. The Nevada-style property offers over 2,400 slot machines and 98 table games that include blackjack, baccarat, and a variety of poker games including Let It Ride and Pai Gow. The facility features a salon, private dining rooms, bars and butler service. In addition, it houses a 500-seat buffet and various fast food options. The facility also features a nightclub, and live entertainment is offered every two weeks.  In 2008, the Thunder Valley Casino announced plans to build a new 650-room, 23-story hotel featuring a spa, family center and other amenities.  Thunder Valley also planned to construct a 3,000-seat performing arts center, and to expand the casino to include three new restaurants, more gaming space and new poker room, and a parking structure capable of holding 5,000 cars.  Thunder Valley obtained financing for the expansion, which began in July 2008 but was halted in November 2008.  In May 2009, the casino resumed work on the expansion, but the project has been scaled down to include a 15-story hotel with 300-400 rooms; a 700-seat, 10,000-square-feet multipurpose entertainment center in place of the performing arts center; and a 7-story parking structure with approximately 3,500 spaces.

The Cache Creek Casino is located approximately 50 miles west of Sacramento. The Cache Creek Casino offers 2,900 slot machines. The casino recently added a 28-table poker room and houses over 140 table games including blackjack, Texas Hold’em, Pai Gow and Caribbean Stud. The facility also includes a 200-room luxury hotel, 8 restaurant outlets, an entertainment pavilion with seating for 600, a spa and outdoor pool, an 18-hole golf course and a 1,883 spot parking structure. The facility is in the process of expanding its restaurant offerings, and has recently announced plans to add more shops and parking and expand its gaming floor, and to add more than 500 slot machines, a 10-story hotel tower with 467 rooms, and a 62,500 square-foot convention center capable of seating 2,300 people.

The Lytton Band of Pomo Indians currently operate a 70,000 square-foot casino with 1,050 Class II electronic bingo machines on a 9-acre site in a card room in San Pablo, near Oakland, California, on land that was placed in trust for the tribe through congressional legislation. The Lytton Band signed a compact with Governor Arnold Schwarzenegger for operating Class III casino gaming on the San Pablo site, but the state legislature withheld its approval. In May 2007, legislation was introduced in the U.S. Senate, which has the support of the Lytton Band, that would require the Lytton Band to forego any Class III machines at the San Pablo site and instead limit itself to operating its existing Class II machines. This legislation was passed by the Senate in November 2007 and referred to the Committee on Natural Resources of the U.S. House of Representatives, but no further action was taken.  The legislation was again introduced in the U.S. Senate in January 2009, and the Senate passed the bill on March 12, 2009.

The Twin Pine Casino and Hotel, owned and operated by the Middletown Rancheria of Pomo Indians, is located approximately 4 miles off Highway 29 in Napa County, approximately 34 miles from our gaming and entertainment facility. The Middletown Rancheria has recently completed an expansion of the Twin Pine Casino and Hotel which includes a 60-room hotel, three food areas and a wine tasting room, as well as 50,000 square feet of gaming space with approximately 520 slot machines and 12 table games.

There are a number of other Indian tribes, including the Scotts Valley Band of Pomo Indians and the Guidiville Band of Pomo Indians, that have announced preliminary plans to develop gaming projects in the San Francisco Bay area.

The Guidiville Band hopes to have transferred to it land at the former Point Molate Naval Base in Richmond, California on which it hopes to operate a casino along with two hotels, a convention center, retail shops and two parking structures, but the project is still in its early stages as the land transfer has not been approved and environmental reviews must be completed.  In January 2009, two environmental groups filed a lawsuit against the City of Richmond, the Guidiville Band and its financial backer and developer in an effort to stop the transfer of the land.  In July 2009, the Guidiville Band released the draft environmental impact study for the proposed project.

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

Each of these proposed projects face numerous obstacles in addition to environmental approvals, including the negotiation and approval of a compact with the State of California, approval from the U.S. Department of Interior to take the land on which the project would be located into federal trust on behalf of the tribe, and determinations from appropriate federal agencies that the tribes may conduct gaming on these lands pursuant to the Indian Gaming Regulatory Act.

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

The discussion under the heading “Management’s Discussion and Analysis of the Financial Condition and Results of Operations-Risk Factors” in the 2008 Annual Report on Form 10-K under the captions “We have a substantial amount of indebtedness that could adversely affect our financial condition and prevent us from fulfilling our obligations under the Outstanding Notes” and “We will require a significant amount of cash to service our indebtedness and fund our gaming operations. Our ability to generate cash depends on many factors beyond our control” is updated as follows to reflect the recent events in the financial markets:

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

Dated: August 13, 2009	RIVER ROCK ENTERTAINMENT AUTHORITY
(Registrant)

	By:	/s/ John Cirrincione
John Cirrincione,
Chief Operations Officer and Acting General Manager

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by John Cirrincione, Chief Operations Officer and Acting General Manager, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Joseph R. Callahan, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

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