Form 10-Q
period 2009-09-30
River Rock Entertainment Authority
filed 2009-11-13
CIK 1288924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED BALANCE SHEETS

	Sept 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,601,259	$27,348,392
Accounts receivable	247,945	68,486
Inventories	91,380	169,022
Prepaid expenses and other current assets	1,164,421	1,238,195

Total current assets	37,105,005	28,824,095

RESTRICTED CASH	7,095,650	7,090,273

CAPITAL ASSETS:
Buildings and building improvements	130,396,157	130,357,841
Furniture, fixtures and equipment	34,377,425	34,143,554
Accumulated depreciation	(57,774,690)	(54,484,916)
Construction in progress	54,082,189	45,599,195

Capital assets-net	161,081,081	155,615,674

DEPOSITS AND OTHER ASSETS	2,215,550	3,039,529

TOTAL ASSETS	$207,497,286	$194,569,571

LIABILITIES AND NET ASSETS (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,974,805	$3,045,712
Accrued liabilities	12,980,593	8,102,078
Current maturities of long-term debt	639,190	45,011

Total current liabilities	15,594,588	11,192,801

LONG-TERM DEBT - net of current maturities	199,297,399	199,045,924

COMMITMENTS AND CONTINGENCIES

NET ASSETS (DEFICIT):
Invested in capital assets-net of related debt	(38,855,508)	(43,475,261)
Restricted for capital projects	7,095,650	7,090,273
Unrestricted	24,365,157	20,715,834

Total net assets (deficit)	(7,394,701)	(15,669,154)

TOTAL LIABILITIES AND NET ASSETS (DEFICIT)	$207,497,286	$194,569,571

The accompanying notes are an integral part of these unaudited interim financial statements.  The condensed balance sheet as of December 31, 2008 has been derived from audited financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN NET ASSETS (DEFICIT)
(Unaudited)

	Three-Month		Nine-Month
	Period Ended		Period Ended
	Sept 30,		Sept 30,
	2009	2008	2009	2008
OPERATING REVENUES:

Casino	$28,151,221	$31,090,063	$87,572,755	$94,691,923
Food, beverage and retail	1,459,193	1,308,274	4,366,065	4,501,398
Other	224,493	29,884	686,858	332,550

Gross revenues	29,834,907	32,428,221	92,625,678	99,525,871

Promotional allowances	(101,401)	(127,188)	(319,873)	(394,446)

Net revenues	29,733,506	32,301,033	92,305,805	99,131,425

OPERATING EXPENSES:
Casino	3,670,167	5,173,252	11,767,556	15,073,588
Food, beverage and retail	1,811,574	1,688,978	5,576,559	5,918,588
Selling, general and administrative	9,738,932	9,778,381	30,105,845	31,977,517
Depreciation	2,388,383	2,336,747	7,144,404	7,687,006
Gaming commission and surveillance expense	985,703	806,583	2,901,577	2,662,483
Compact revenue sharing trust fund	333,750	333,750	1,001,250	1,001,250
Gain on sale of assets	—	—	(33,000)	—

Total operating expenses	18,928,509	20,117,691	58,464,191	64,320,432

INCOME FROM OPERATIONS	10,804,997	12,183,342	33,841,614	34,810,993

NON-OPERATING EXPENSE-Net
Interest expense	(5,214,781)	(5,215,612)	(15,645,267)	(15,649,077)
Interest income	21,244	227,109	53,044	981,729
Other income (expense) - net	—	—		(9,174)

Non-operating expense-net	(5,193,537)	(4,988,503)	(15,592,223)	(14,676,522)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	5,611,460	7,194,839	18,249,391	20,134,471

DISTRIBUTIONS TO TRIBE	(3,324,979)	(3,254,791)	(9,974,938)	(10,640,879)

NET INCOME AFTER DISTRIBUTIONS TO TRIBE	2,286,481	3,940,048	8,274,453	9,493,592

NET ASSETS (DEFICIT)-Beginning of period	(9,681,182)	(20,499,375)	(15,669,154)	(26,052,919)

NET ASSETS (DEFICIT)-End of period	$(7,394,701)	$(16,559,327)	$(7,394,701)	$(16,559,327)

The accompanying notes are an integral part of these unaudited interim financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Month
	Period Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$92,340,165	$99,131,425
Cash paid for salaries and benefits	(21,449,143)	(23,309,068)
Cash paid to suppliers	(29,940,299)	(34,484,890)
Cash paid for compact revenue sharing trust fund	(1,001,250)	(1,001,250)

Net cash provided by operating activities	39,949,473	40,336,217

CASH FLOWS USED IN CAPITAL AND RELATED FINANCING ACTIVITIES:
Payments of debt and capital leases	(156,966)	(194,954)
Purchases of capital assets	(4,542,366)	(22,092,205)
Transfers to Tribe for development costs	(8,067,445)
Change in restricted cash	(5,377)	(38,131)
Interest paid	(9,751,058)	(9,754,868)
Proceeds from sale of assets	33,000	—
Issuance of Short-term Debt to purchase slots	715,500
Other	—	113,737

Net cash used in capital and related financing activities	(21,774,712)	(31,966,421)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Interest Income	53,044	981,729

CASH FLOWS USED IN NON-CAPITAL FINANCING ACTIVITIES:

Distributions to Tribe	(9,974,938)	(10,640,879)

CHANGE IN CASH AND CASH EQUIVALENTS	8,252,867	(1,289,354)

CASH AND CASH EQUIVALENTS, Beginning of the period	27,348,392	46,533,389

CASH AND CASH EQUIVALENTS, End of the period	$35,601,259	$45,244,035

The accompanying notes are an integral part of these unaudited interim financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Month
	Period Ended
	September 30,
	2009	2008
RECONCILIATION OF INCOME BEFORE DISTRIBUTIONS TO TRIBE TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Income before Distributions to Tribe	$18,249,391	$20,134,471

Adjustments to reconcile operating income to net cash provided by operating activities:
Depreciation	7,144,404	7,687,006
Interest expense	15,645,267	15,649,077
Interest income	(53,044)	(981,729)
Gain on sale of assets	(33,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(179,459)	(438,067)
Inventories	77,642	(46,634)
Prepaid expenses	73,774	(62,034)
Other Assets	57,708
Accounts payable	(1,070,907)	(1,626,221)
Accrued liabilities	37,697	20,348
Total adjustments	21,700,082	20,201,746

NET CASH PROVIDED BY OPERATING ACTIVITIES	$39,949,473	$40,336,217

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.                          DESCRIPTION OF BUSINESS

River Rock Entertainment Authority (the “Authority”) is a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians (the “Tribe”), a federally recognized Indian tribe. The Authority owns and operates River Rock Casino (the “Casino”). The Casino offers Class III gaming (as defined by the Indian Gaming Regulatory Act of 1988, as amended) on tribal land located in Geyserville, California. At September 30, 2009, the Casino was operating 1,191 slot and video poker gaming machines.  The legal authority for slot machines and table games is provided by the Tribe’s gaming compact with the State of California (the “Compact”), which was entered into in September 1999 and became effective upon approval by the Secretary of Interior on May 5, 2000.  The Compact expires on December 31, 2020.

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

River Rock Entertainment Authority has made its disclosures in accordance with the Financial Accounting Standards Board, commonly referred to as the “FASB”.  The FASB sets generally accepted accounting principles (“GAAP”) in the United States of America as they apply to interim reporting.  The Authority condensed or omitted certain information and disclosures normally included in notes to financial statements in accordance with the Securities and Exchange Commission’s rules and regulations. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto in River Rock Entertainment Authority’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of the Authority’s management, the accompanying unaudited interim condensed financial statements contain all adjustments (consisting of normal recurring adjustments) to fairly present the Authority’s condensed financial position as of September 30, 2009 and the condensed statements of revenues, expenses and changes in net assets (deficit) for the three and nine month periods ending September 30, 2009 and 2008, and condensed statements of cash flows for the nine months ended September 30, 2009 and 2008, as applicable. The condensed statements of revenues, expenses and changes in net assets (deficit) and condensed cash flows for all periods presented are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.

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

There are differences between financial statements prepared in accordance with GASB pronouncements and those prepared in accordance with FASB pronouncements. The statements of revenues, expenses and changes in net assets (deficit) are a combined statement under GASB pronouncements. FASB pronouncements allow a statement of income or operations and a separate statement of owners’ or shareholders’ equity (deficit), which is where distributions to owners would be presented under FASB pronouncements.  The amount shown as income before distributions to Tribe would be the most comparable amount to net income computed under FASB pronouncements.  The Authority is a separate enterprise fund of the Tribe, a governmental entity, and as such there is no owners’ or shareholders’ equity (deficit) as traditionally represented under FASB pronouncements.  The most comparable measure of owners’ equity (deficit) is presented on the Authority’s balance sheet as net assets (deficit).

During the third quarter of 2009, we adopted the new Accounting Standards Codification (ASC) as issued by the FASB.  The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  The ASC is not intended to change or alter existing GAAP.  The adoption of the ASC did not have a material impact on our consolidated financial statements.

The ASC will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the ASC will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Following this statement, FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates.  FASB will not consider Accounting Standards Updates as authoritative in their own right.  Accounting Standards Updates will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s)  in the ASC.

On April 1, 2009, the Authority adopted ASC 825-10, “Financial Instruments.”  ASC 825 requires an entity to provide disclosures about fair value of financial instruments in interim financial information.  Codification 270-10, “Interim Reporting,” related to APB 28-1, “Interim Financial Reporting,” requires those disclosures in summarized financial information at interim reporting periods.  Codification 825-10 emphasizes that a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.

In May 2009, the FASB issued ASC 855-10 (formerly SFAS Statement No. 165), “Subsequent Events”.  The objective of ASC 855 is to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855 provides the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Authority adopted this new accounting guidance on April 1, 2009.

In April 2009, the FASB issued ASC 820-10, “Fair Value Measurement and Disclosure” guidance related to FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 820 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  The Authority adopted this new accounting guidance on April 1, 2009.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Fair Value Measurements and Disclosures (ASC Topic 820) — Measuring Liabilities at Fair Value,” which amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures.”  The Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of two techniques.  One valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets. The other valuation technique that is consistent with the principles of ASC 820, for example an income approach (such as a present value technique) or a market approach (such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability).  This Update is effective for the first reporting period (including interim periods) beginning after August 26, 2009.

In July 2007, the GASB issued Statement No. 51, “Accounting and Financial Reporting for Intangible Assets.”  This Statement provides guidance regarding how to identify, account for and report intangible assets.  The new standard characterizes an intangible asset as an asset that lacks physical substance, is nonfinancial in nature and has an initial useful life extending beyond a single reporting period.  Examples of intangible assets include easements, computer software, water rights, timber rights, patents and trademarks.  Statement No. 51 requires that intangible assets be classified as capital assets (except for those explicitly excluded from scope of the new standard).  The Authority adopted this Statement on July 1, 2009.

In April 2009, the GASB issued Statement No 55, “The Hierarchy of Generally Accepted Accounting Principles for State and Local Governments.”  The Statement incorporates the hierarchy of generally accepted accounting principles (GAAP) for state and local governments into the GASB’s authoritative literature.  This Statement is intended to make it easier for preparers of state and local government financial statements to identify and apply the “GAAP hierarchy,” which consists of accounting principles used in the preparation of financial statements so that they are presented in conformity with GAAP and the framework for selecting those principles.  The Statement will improve financial reporting by contributing to the GASB’s efforts to codify all GAAP for state and local governments so that they derive from a single source.  The requirements of Statement No. 55 are effective immediately.

In April 2009, the GASB issued Statement No 56, “Codification of Accounting and Financial Reporting Guidance Contained in the AICPA Statements on Auditing Standards.”  The Statement incorporates accounting and financial reporting guidance previously only contained in the American Institute of Certified Public Accountants (AICPA) auditing literature into the GASB’s accounting and financial reporting literature for state and local governments.  The Statement 56 guidance addresses three issues from the AICPA’s literature:  (1) related-party transactions, (2) going concern considerations and (3) subsequent events.  Statement No. 56 is part of the GASB’s effort to codify all generally accepted accounting principles for state and local governments so that they derive from a single source.  This is intended to make it easier for preparers of state and local government financial statements to identify and apply relevant accounting guidance.  The requirements of Statement No. 56 are effective immediately.

The adoption of these new standards had no effect on the Casino’s financial position or result of operations.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate those estimates, including those related to asset impairment, accruals for our promotional slot club, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. Actual results could differ from these estimates.

Cash and Cash Equivalents — The Authority considers all highly liquid investments with a maturity of three months or less at date of purchase as cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value. Cash and cash equivalents include cash on hand, cash on deposit with banks and highly liquid investments.  The Federal Deposit Insurance Corporation (“FDIC”) has insured $250,000 of the cash on deposit with each bank. The Authority believes that there is little risk of loss regarding the uninsured amounts of cash and cash equivalents on deposit with the banks.

Inventories — Inventories, consisting principally of gaming supplies and food and beverage items, are stated at the lower of cost (first-in, first-out) or market value.

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

The Authority’s policy is to use restricted assets before unrestricted assets for expenses incurred for which both restricted and unrestricted net assets are available.  The Authority’s restricted assets consist of estimated construction expenses for three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds necessary to develop an approximately 18-acre parcel of land adjacent to the Tribe’s reservation. These funds are held in escrow accounts which are restricted for authorized construction disbursements. These escrow accounts are invested in certificates of deposit, which generate interest on a monthly basis. The FDIC has insured $250,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow account. Restricted cash was $7,095,650 and $7,090,273 at September 30, 2009 and December 31, 2008, respectively.  As of September 30, 2009, restricted cash includes $2,771,159 for construction, $4,324,437 for land development, plus $54 of other restricted cash.

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

Capitalized interest — The interest cost associated with major development and construction projects is capitalized and included in the cost of the asset.  Capitalization of interest ceases when the project is substantially complete or when development activity is suspended.  The Authority did not capitalize any interest for the nine months ended September 30, 2009 and 2008.

Deposits and Other Assets — As of September 30, 2009 and December 31, 2008, deposits and other assets include $2,130,871 and $2,897,142 in unamortized legal fees and other issuance costs related to the issuance of the Authority’s 9 ¾% Senior Notes due 2011 (the “Senior Notes”) under the Indenture, dated November 7, 2003 (the “Indenture”); $21,161 and $126,487 of performance deposits; $15,900 and $15,900 of rental deposits; and $47,618 and $0 of equipment deposits.  Deferred loan costs are amortized using the effective interest method to interest expense over the term of the related financial arrangement.

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

Accrued Slot Players Club — The Authority has recorded a liability related to free play, prizes and cash incentives earned by the members of our Players Club. The Authority has recorded the cost of the estimated redemption of the liability as contra-revenue in the accompanying statements of revenues, expenses and changes in net assets (deficit).

Contingencies — The Authority assesses its exposure to loss contingencies, including legal matters, and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of September 30, 2009, management determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

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

Promotional Allowances — The retail value of food and beverages provided to customers without charge or at a discount is included in food, beverage and retail revenues and then deducted as promotional allowances. Such amounts that are included in food, beverage, and retail revenues for the three months ended September 30, 2009 and 2008 were $101,401 and $127,188, respectively.  The amounts included in food, beverage, and retail revenues for the nine months ended September 30, 2009 and 2008 were $319,873 and $394,446, respectively.

Food and Beverage Expenses — Food and beverage expenses include cost of goods sold related to providing food and beverage to our customers. The estimated costs of providing complimentary services are reflected in Casino expenses.

Advertising Costs — Advertising costs are expensed the first time advertising takes place. Advertising costs included in selling, general and administrative expenses for the three months ended September 30, 2009 and 2008 were $1,097,397 and $1,071,092, respectively.  Advertising costs for the nine months ended September 30, 2009 and 2008 were $3,166,096 and $5,028,228, respectively.

Gaming Commission and Surveillance Expenses — The Authority pays for various expenses for the Tribal Gaming Commission and Surveillance.  Tribal Gaming Commission expenses are reported as Gaming Commission and surveillance expense on the statements of revenues, expenses and changes in net assets (deficit).  Gaming Commission and surveillance expenses for the three months ended September 30, 2009 and 2008 were $985,703 and $806,583, respectively.  Gaming Commission and surveillance expenses for the nine months ended September 30, 2009 and 2008 were $2,901,577 and $2,662,483, respectively.

Income Taxes —As a governmental instrumentality of the Tribe, the Authority is a non-taxable entity for purposes of federal and state income taxes.

Distributions to Tribe — Distributions to Tribe are made up of payments permitted under the covenants of the Indenture.  They are included in the statements of revenues, expenses and changes in net assets (deficit) as distributions to Tribe allowed pursuant to the Indenture.  Total distributions to the Tribe for the three months ended September 30, 2009 and 2008 were $3,324,979 and $3,254,791, respectively.  Total distributions to the Tribe for the nine months ended September 30, 2009 and 2008 were $9,974,938 and $10,640,879, respectively.

Reclassifications — Certain prior year balances in the condensed statements of revenues, expenses and changes in net assets (deficit) have been reclassified to be consistent with current year presentation with no change to net revenues or net income as reflected in the 2008 Form 10-K, including the reclassification of e-coupons and cash incentives from promotional allowances to casino contra-revenues.

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

5.                                RELATED PARTIES

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

Total amounts billed by the Tribe to the Casino for these departments, excluding Tribal Gaming Commission and surveillance, for the three months ended September 30, 2009 and 2008 were $950,706 and $814,705, respectively, which is recorded as a component of selling, general and administrative expenses.  Total expenses for these departments for the nine months end September 30, 2009 and 2008 were $2,808,488 and $2,561,272, respectively.

The Authority pays for various expenses for the Tribal Gaming Commission and surveillance. Tribal Gaming Commission and surveillance expenses are recorded in Gaming Commission and surveillance expenses on the statements of revenues, expenses and changes in net assets (deficit).  Gaming Commission and surveillance expenses for the three months ended September 30, 2009 and 2008 were $985,703 and $806,583, respectively.  Gaming Commission and surveillance expenses for the nine months ended September 30, 2009 and 2008 were $2,901,577 and $2,662,483, respectively.

The Tribe has incurred expenses on behalf of the Authority that relate to the master planning for the proposed resort and Tribal infrastructure that benefit the Casino.  During the three months ended September 30, 2009, the Authority authorized reimbursement of $1,850,000 to the Tribe for these expenses.  During the nine months ended September 30, 2009, the Authority authorized reimbursement of $8,067,445.  These expenses were capitalized and are reflected in construction-in-progress. The reimbursed costs consist primarily of engineering and design costs related to the proposed master plan development, including electrical, HVAC, landscaping, interior design services and consulting fees for legal, branding, feasibility and public relations services. While the Tribe has not made any additional request to the Authority for reimbursement, it may request additional reimbursements from the Authority in the future. While the Authority has no obligation to pay such amounts when requested, and any such reimbursement would need to be approved by management and the Board of Directors of the Authority, there is a possibility that such request for reimbursement may be made by the Tribe. Prior to making any reimbursement payment, the Authority will consider various factors, including, but not limited to, whether the costs incurred were actually related to the master planning, whether such costs are beneficial to the gaming business and expansion plans of the Authority, the reasonableness of such costs, the availability of cash and whether the reimbursement payment is in compliance with the covenants in the Indenture.

On April 16, 2008, in a joint effort with the Tribe, the Authority pledged a cash gift to Healthcare Foundation, a local hospital.  This pledge was in the amount of $1.8 million over the course of five years, at a monthly rate of $30,000 commencing May 2008.  This cash donation is a gift and not part of any revenue sharing agreement with any state or local government.

The Authority reserved 50 recreational vehicle spaces and 10 campsite spaces at Alexander RV Park and Campground for casino guests.  Alexander RV Park and Campground is a wholly owned subsidiary of the Tribe.  The cost of reserving the parking spaces and campsite spaces for the three months ended September 30, 2009 was $69,458 compared to $66,150 for the same prior year period.

6.                                      CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(Unaudited)

Operating accounts	$17,287,222	$9,221,163
Money market accounts	14,096,065	12,157,902
Cash on hand	4,217,972	5,969,327

Cash and cash equivalents	35,601,259	27,348,392
Restricted cash	7,095,650	7,090,273

Total cash and cash equivalents and restricted cash	$42,696,909	$34,438,665

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

7.             FAIR VALUE MEASUREMENTS

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (ASC), the following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Fair Value Measurements at Reporting Date, Using:
		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Unobservable
	September 30,	Identical Items	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Money Market Instruments	$14,096,065	$14,096,065	$—	$—

Also see Note 10 for fair value of the Senior Notes.

8.             CAPITAL ASSETS

Capital Assets at December 31, 2008 and September 30, 2009 consisted of the following:

	Balance, as of			Balance, as of
	December 31,			September 30,
	2008	Additions	Dispositions	2009
Buildings and improvements	$130,357,841	$38,316		$130,396,157
Furniture, fixtures and equipment	34,143,554	4,088,501	(3,854,630)	34,377,425
Less accumulated depreciation	(54,484,916)	(7,144,404)	3,854,630	(57,774,690)
	110,016,479	(3,017,587)	—	106,998,892
Construction in progress	45,599,195	8,482,994	—	54,082,189
Capital assets — net	$155,615,674	$5,465,407	$—	$161,081,081

Construction in progress consists of payments to various vendors through reimbursements to the Tribe related to the Authority’s master plan development and land improvements.  Substantially all of the Authority’s personal property is pledged as collateral to secure its debt.

9.             ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(Unaudited)

Accrued in-house progressive slot jackpots	$1,550,014	$1,531,747
Accrued payroll and related benefits	2,283,831	2,285,481
Accrued interest	8,125,000	3,250,000
Accrued other expenses	1,021,748	1,034,850
Total accrued liabilities	$12,980,593	$8,102,078

10.          LONG-TERM DEBT

Long-term debt consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(Unaudited)

9-3/4% Senior Notes, net of unamortized issue discount of $702,601 and $955,538. Due November 2011.	$199,297,399	$199,044,462
Vehicles Notes	2,926	12,291
Slot Notes	636,264	—
Lease obligations	—	34,182

Total Long-Term Debt	199,936,589	199,090,935
Less: current portion	(639,190)	(45,011)

Total long-term debt - net of current maturities	$199,297,399	$199,045,924

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

The Authority’s long-term debt is recorded at an amortized historical cost basis.  The fair value of the Senior Notes was approximately $182.0 million as of September 30, 2009 based on level one inputs, quoted prices in active markets.

11.                   LEASES

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

On September 1, 2004, the Authority entered into a five year capital lease to purchase two licenses to operate three-card poker tables in the amount of $120,000.  The capital lease is at 7.20% interest with monthly lease fees of $2,390 and a $1 buyout at the end of the lease term.  The lease expired on August 31, 2009.

On August 1, 2006 the Authority entered into a thirty six month capital lease to purchase 2 licenses to operate Pai Gow poker tables in the amount of $38,800.  The capital lease is at 4.20% interest with monthly lease fees of $1,150 and a $1 buyout at the end of the lease term.  The lease expired on July 31, 2009.

12.                         LEGAL MATTERS AND SUBSEQUENT EVENTS

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

Mr. Runyan filed a Notice of Appeal of the Court’s Order on July 27, 2009.  Mr. Runyan’s opening brief is due on or about November 23, 2009.  The respondents’ brief will be due 30 days after Mr. Runyan’s opening brief.  Mr. Runyan will then have 20 days to reply to the Authority’s brief.  Following the completion of briefing, we would expect the court to set a date for oral argument.  The Authority continues to believe that there was no basis for Mr. Runyan to seek arbitration and will argue vigorously in favor of upholding the Superior Court’s Order granting the motion to quash summons and dismissing Mr. Runyan’s petition and motion for an order compelling arbitration.

Other Legal Matters

The Authority is involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. The Authority believes that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on its results of operations, financial condition or cash flows.

13.                         COMPACT REVENUE SHARING TRUST FUND

The Compact requires the Authority to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices operated by the Tribe. Revenue sharing trust fund fees assessed were $333,750 and $333,750 for the three months ended September 30, 2009 and 2008, respectively.

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

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”) that is expected to settle several long-standing legal disputes between Sonoma County and the Tribe and provide a binding framework for resolving future disputes.  Pursuant to the MOA, the Tribe has agreed to pay the County $75.0 million in mitigation fees over the next 12 years, subject to adjustment under certain circumstances described in the MOA, to offset the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and to support the services being provided by the County.  The Tribe paid $3.0 million on April 17, 2008, $4.5 million on September 20, 2008 and $2.8 million on June 26, 2009.  Future payments are scheduled to take place as follows: $5.0 million upon the earlier of March 18, 2011 or the opening of phase one of the resort project; $5.0 million in the subsequent year but no later than July 1, 2011; and $5.0 million plus 4% compounded annually on July 1 of each subsequent year until the entire $75.0 million has been paid.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in the County.  Such in lieu fees could total as much as $25 million during the term of the MOA.

The Authority is not a party to the agreement with the Sonoma County Board of Supervisors and is not obligated to pay any fees pursuant to the MOA.  It is expected that the Tribe will make payments to Sonoma County pursuant to the MOA from distributions made by the Authority to the Tribe.

A casino renovation was approved by the Authority’s Board of Directors as part of an overall strategic operating plan for River Rock Casino.  The project is expected to be fully complete by December 31, 2009 and to remain within the $5.2 million budget approved by the Authority’s Board of Directors.

15.                         SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB Accounting Standards Codification, we have evaluated subsequent events through November 13, 2009, the date of issuance of the unaudited condensed financial statements.  During this period we did not have any material recognizable subsequent events to recognize or disclose, other than the subsequent events under Note 12.

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

FASB Codification Discussion

Over the years, the Financial Accounting Standards Board (“FASB”) and other designated GAAP-setting bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc.  The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 resulting in the release of the FASB Accounting Standards Codification (the “ASC”) on July 1, 2009.  The ASC is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.

The ASC will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the ASC will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Following this Statement, FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. FASB will not consider Accounting Standards Updates as authoritative in their own right.  Accounting Standards Updates will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s)  in the ASC.

The ASC does not change how we account for our transactions or the nature of related disclosures made.  However, when referring to guidance issued by the FASB, we will refer to topics in the ASC rather than FASB Statements, for example.  We have updated references to GAAP in this 10-Q to reflect the guidance in the ASC.

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

•                          We evaluate our capital assets for impairment in accordance with the Accounting pronouncement GASB No. 42, “Accounting and Financial Reporting for Impairment of Capital Assets and for Insurance Recoveries.”  This Statement establishes accounting and financial reporting standards for impairment of capital assets.  The Authority’s capital assets include building and improvements, furniture, fixtures and equipment.  A capital asset is considered impaired if both the decline in service utility of the capital asset is large in magnitude and the event or change in circumstances is outside the normal life cycle of the capital asset.  The Authority is required to evaluate prominent events or changes in circumstances affecting capital assets to determine whether impairment of a capital asset has occurred.  Common indicators of impairment include evidence of physical damage where restoration efforts are needed to restore service utility, enactment or approval of laws or regulations setting standards that the capital asset would not be able to meet, technological development or evidence of obsolescence, a change in the manner or expected duration of use of a capital asset or construction stoppage.  This Statement will require the Authority to report the effects of capital asset impairment in its financial statements when they occur, rather than as part of the ongoing depreciation expense for the capital asset or upon disposal of the capital asset, and to account for insurance recoveries in the same manner.

•                  Accrued Progressive Slot Jackpots — Accrued progressive slot jackpots consist of estimates for prizes relating to various games that have accumulated jackpots. We have recorded the cost of these anticipated payouts as a reduction of casino revenues which is included as a component of accrued liabilities.

•                  Contingencies — We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of September 30, 2009, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

Accounting Standards — There are differences between financial statements prepared in accordance with GASB pronouncements and those prepared in accordance with FASB pronouncements. The statements of revenues, expenses and changes in net assets (deficit) are a combined statement under GASB pronouncements. FASB pronouncements allow a statement of income or operations and a statement of owners’ or shareholders’ equity (deficit), which is where distributions to owners would be presented under FASB pronouncements. The amount shown on our statements of revenues, expenses and changes in net assets (deficit) as income before distributions to the Tribe would be the most comparable amount to net income computed under FASB pronouncements. We are an unincorporated instrumentality created by tribal law and accounted for as a separate fund of the Tribe.  As such, there is no owners’ or shareholders’ equity (deficit) as traditionally represented under FASB pronouncements. The most comparable measure of owners’ equity presented on our balance sheet would be net assets (deficit).

Reclassifications — Certain prior year balances in the statements of revenues, expenses and changes in net assets (deficit) have been reclassified to be consistent with current year presentation with no change to net revenues or net income as reflected in the 2008 Form 10-K, including the reclassification of e-coupons and cash incentives from promotional allowances to casino contra-revenues.

Results of Operations

Comparison of the three months ended September 30, 2009 and 2008

Net revenues. Net revenues for the three months ended September 30, 2009 decreased by $2.6 million to $29.7 million, from $32.3 million for the three months ended September 30, 2008.  The decrease in net revenues is attributable to the continuing industry-wide slow down in the gaming and entertainment industry during 2009.  Approximately 94.7% of our net revenues were from our gaming activities in the third quarter of 2009, as compared to 96.3% in the comparable prior year period.  We generated $25.2 million or 84.7% of our net revenues from gaming devices, and $3.0 million, or 10.0% of our net revenues from table games and poker for the three months ended September 30, 2009, compared to $27.5 million from gaming devices or 85.2% of our net revenues, and $3.6 million or 11.0% of net revenues from table games and poker for the three months ended September 30, 2008.  Our win per slot machine per day was $230 for the three months ended September 30, 2009, which increased by $36 from $194 for the three months ended September 30, 2008.  The increase in net win per machine per day is primarily attributable to the decrease in the average number of slot machines on the floor.  We have been reconfiguring our gaming floor in an effort to enhance our overall appeal.  As part of this effort, we reduced the average number of slot machines to 1,191 for the three months ended September 30, 2009, compared to 1,571 for the three months ended September 30, 2008.

We generated $1.4 million, net of promotional allowance of $0.1 million, in food, beverage and retail sales for the three months ended September 30, 2009, compared to $1.2 million, net of promotional allowances of $0.1 million, in food, beverage and retail sales for the three months ended September 30, 2008.

Promotional allowances. Promotional allowances for the three months ended September 30, 2009 were $0.1 million, or 0.3% of net revenues, compared to $0.1 million, or 0.4% of net revenues, for the three months ended September 30, 2008.

Operating expenses. Operating expenses for the three months ended September 30, 2009 were $18.9 million, or 63.7% of net revenues, compared to $20.1 million, or 62.3% of net revenues, for the three months ended September 30, 2008.

Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the cost of complimentary activities.  Casino expense for the three months ended September 30, 2009 was $3.7 million compared to $5.2 million for the three months ended September 30, 2008.  Casino expense as a percentage of Casino revenues decreased by 3.6 percentage points from 16.6% to 13.0% for the three months ended September 30, 2009.  The decrease in Casino expenses is due to the decrease in the estimated costs of providing complimentary services that are reclassified from food, beverage and retail costs to Casino expenses, as well as the adaptation of cost saving measures that have reduced payroll, participation fees and WAP commissions.

Food, beverage and retail expense for the three months ended September 30, 2009 was $1.8 million, or 133.4% of food, beverage and retail revenue, net of promotional allowances, compared to $1.7 million, or 143.0% of food, beverage and retail revenue, net of promotional allowances for the three months ended September 30, 2008.  The decrease in percentage is primarily due to the decrease in complimentary beverages to our guests on the casino floor.  Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

Selling, general and administrative expense for the three months ended September 30, 2009 decreased by $39,449 to $9.7 million, or 32.8% of net revenues, from $9.8 million, or 30.3% of net revenues, for the three months ended September 30, 2008.

Depreciation expense for the three months ended September 30, 2009 was $2.4 million compared to $2.3 million for the three months ended September 30, 2008.  Depreciation expense was computed using the straight-line method over the useful life of property, plant and equipment.  Depreciation expense increased slightly due to the net effect of two factors.  First, since the Casino is over five years old, much of our original equipment has been fully depreciated.  Second, there were additions to fixed assets that included purchases of slot machines, slot machine chairs, Bally’s SDS gaming system upgrade and carpeting.

Gaming Commission and surveillance expense for the three months ended September 30, 2009 was $1.0 million compared to $0.8 million for the three months ended September 30, 2008.

The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices we are allowed to operate.  Revenue sharing trust fund fees assessed were $0.3 million for each of the three months ended September 30, 2009 and 2008.

Income from operations. Income from operations for the three months ended September 30, 2009 was $10.8 million, or 36.3% of net revenues, compared to $12.2 million, or 37.7% of net revenues, for the three months ended September 30, 2008.  The decrease in income from operations is attributable to the decrease in business volumes as a result of the downturn in the economy.  We have continued with the adaptation of cost saving measures to adjust for the decline in customer demand.  The percent decrease of 7.9% in net revenues was greater than the percentage decrease of 5.9% in operating expenses resulting in an offset to the cost savings.

Non-Operating expense, net. Non-operating expense, net for the three months ended September 30, 2009 was $5.2  million, or 17.5% of net revenues, compared to $5.0 million or 15.4% of net revenues, for the three months ended September 30, 2008.  Non-operating expense, net, includes $5.2 million of interest expense for each of the three months ended September 30, 2009 and 2008.  The primary reason for the variance was due to the $0.2 million decrease in interest income as a result of decreased balances and lower interest rates.  No interest costs were capitalized in the three months ended September 30, 2009 and 2008.

Income before distributions to the Tribe. Income before distributions to the Tribe for the three months ended September 30, 2009 decreased by $1.6 million to $5.6 million, or 18.9% of net revenues, from $7.2 million, or 22.3% of net revenues, for the three months ended September 30, 2008.

Distributions to the Tribe. Distributions to the Tribe for the three months ended September 30, 2009 increased by $70,188 to $3.3 million, compared to $3.3 million, for the three months ended September 30, 2008.

Comparison of the nine months ended September 30, 2009 and 2008

Net revenues. Net revenues for the nine months ended September 30, 2009 decreased by $6.8 million to $92.3 million, from $99.1 million, for the nine months ended September 30, 2008.  The decrease in net revenues is attributable to the continuing industry-wide slow down in the gaming and entertainment industry during 2009.  Approximately 94.9% of our net revenues were from our gaming activities in the nine month period ended September 30, 2009, compared to 95.5% for the comparable prior year period. We generated $78.5 million or 85.1% of our net revenues from gaming devices, and $9.0 million, or 9.8% of our net revenues from table games and poker for the nine months ended September 30, 2009, compared to $83.6 million from gaming devices or 84.3% of our net revenues, and $11.1 million or 11.2% of net revenues from table games and poker for the nine months ended September 30, 2008.  Our win per slot machine per day was $208 for the nine months ended September 30, 2009, which increased by $13 from $195 for the nine months ended September 30, 2008.  The increase in net win per machine per day is primarily attributable to the decrease in the average number of slot machines on the floor.  We have been reconfiguring our gaming floor in an effort to enhance our overall appeal.  As part of this effort, we reduced the average number of slot machines to 1,380 for the nine months ended September 30, 2009, compared to 1,572 for the nine months ended September 30, 2008.

We generated $4.0 million, net of promotional allowance of $0.3 million, in food, beverage and retail sales for the nine months ended September 30, 2009, compared to $4.1 million, net of promotional allowances of $0.4 million, in food, beverage and retail sales for the nine months ended September 30, 2008.  The decrease in promotional allowances was the result of a strategic reduction to narrow our marketing focus on higher revenue generating players.

Promotional allowances. Promotional allowances for the nine months ended September 30, 2009 were $0.3 million, or 0.3% of net revenues, compared to $0.4 million, or 0.4% of net revenues, for the nine months ended September 30, 2008.

Operating expenses. Operating expenses for the nine months ended September 30, 2009 were $58.5 million, or 63.3% of net revenues, compared to $64.3  million, or 64.9% of net revenues, for the nine months ended September 30, 2008.

Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the cost of complimentary activities. Casino expense for the nine months ended September 30, 2009 was $11.8 million compared to $15.1 million for the nine months ended September 30, 2008.  Casino expense as a percentage of Casino revenues decreased by 2.5 percentage points from 15.9% to 13.4% for the nine months ended September 30, 2009.  The decrease in Casino expenses is due to the decrease in the estimated costs of providing complimentary services that are reclassified from food, beverage and retail costs to Casino expenses, as well as the adaptation of cost saving measures that have reduced payroll, participation fees and WAP commissions.

Food, beverage and retail expense for the nine months ended September 30, 2009 was $5.6 million, or 137.8% of food, beverage and retail revenue, net of promotional allowances, compared to $5.9 million, or 144.1% of food, beverage and retail revenue, net of promotional allowances for the nine months ended September 30, 2008.  Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

Selling, general and administrative expense for the nine months ended September 30, 2009 decreased by $1.9 million to $30.1 million, or 32.6% of net revenues, from $32.0 million, or 32.3% of net revenues, for the nine months ended September 30, 2008.

Depreciation expense for the nine months ended September 30, 2009 was $7.1 million compared to $7.7 million for the nine months ended September 30, 2008.  Depreciation expense was computed using the straight-line method over the useful life of property, plant and equipment.  Since the Casino is now over five years old, much of our original equipment became fully depreciated by the second quarter of 2008, which was partially offset by our recent purchases of slot machines, slot machine chairs, Bally’s SDS gaming system upgrade and carpeting.

Gaming Commission and surveillance expense for the nine months ended September 30, 2009 was $2.9 million compared to $2.7 million for the nine months ended September 30, 2008.

The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices we are allowed to operate. Revenue sharing trust fund fees assessed were $1.0 million for each of the nine months ended September 30, 2009 and 2008.

Income from operations. Income from operations for the nine months ended September 30, 2009 was $33.8 million, or 36.7% of net revenues, compared to $34.8 million, or 35.1% of net revenues, for the nine months ended September 30, 2008.  The decrease in income from operations is attributable to the decrease in business volumes as a result of the downturn in the economy.  We have continued with the adaptation of cost saving measures to adjust for the decline in customer demand.  Although the percent decrease of 9.1% from operating expenses was greater than the percent decrease of 6.9% from net revenue, the decrease in dollars was greater for net revenues than operating expenses resulting in an offset to the cost savings.

Non-Operating expense, net. Non-operating expense, net for the nine months ended September 30, 2009 was $15.6 million, or 16.9% of net revenues, compared to $14.7 million, or 14.8% of net revenues, for the nine months ended September 30, 2008.  Non-operating expense, net includes $15.6 million of interest expense for both the nine month periods ended September 30, 2009 and 2008.  The primary reason for the variance was due to the $0.9 million decrease in interest income as a result of decreased balances and lower interest rates.  No interest costs were capitalized in the nine month periods ended September 30, 2009 and 2008.

Income before distributions to the Tribe. Income before distributions to the Tribe for the nine months ended September 30, 2009 decreased by $1.9 million to $18.2 million, or 19.8% of net revenues, from $20.1 million, or 20.3% of net revenues, for the nine months ended September 30, 2008.

Distributions to the Tribe. Distributions to the Tribe for the nine months ended September 30, 2009 decreased by $0.7 million to $10.0 million, compared to $10.6 million, for the nine months ended September 30, 2008.  The decrease is primarily due to the prior year second quarter one-time catch up distribution to the Tribe of service payments that could have been previously distributed to the Tribe as permitted by the Indenture for the Senior Notes.

Liquidity and Capital Resources

Since our inception, we have funded our capital expenditures and working capital requirements primarily through debt financing, gaming equipment supplier financing, other financing, and operating cash flow.

For the nine months ended September 30, 2009, we spent $12,800 on the development of an approximately 18-acre parcel of land adjacent to the Tribe’s reservation (referred to as the “Dugan Property”) which is expected to provide an additional access road to our Casino. We have $4.3 million remaining in a restricted account funded from the proceeds of our Senior Notes for the development of the Dugan Property.   The construction of the access road shall commence concurrently with phase one of the resort construction.

Our capital expenditures for the nine months ended September 30, 2009 and 2008 were $12.6 million and $22.1 million, respectively.  The capital expenditures for the nine months ended September 30, 2009 consisted primarily of $4.1 million in additions to equipment largely due to slot machine purchases, as well as the Bally’s SDS gaming systems upgrade, slot machine chairs, carpeting and signs.  Additionally, $8.5 million consisted of an increase to construction-in-progress which included $8.1 reimbursed to the Tribe for the master plan development of our planned resort and $0.4 million of other assets not yet placed into service.  We have reflected the expenditures relating to the master plan development which we reimbursed the Tribe as construction-in-progress in our balance sheet.

As of September 30, 2009, we had cash and cash equivalents, net of restricted cash of $35.6 million, compared to $27.3 million, as of December 31, 2008. We had restricted cash of $7.1 million as of September 30, 2009 and as of December

31, 2008, respectively.  Our principal source of liquidity during the nine months ended September 30, 2009 consisted of cash flow from operating activities.

Restricted cash consists of net proceeds from the Senior Notes and investment earnings thereon set aside in construction financing accounts for construction costs for the three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds for the development of the Dugan Property.  Our restricted cash is held in escrow accounts that can only be used for authorized construction disbursements until the related projects are completed.  The construction of the three parking structures has been completed and the remaining funds are expected to be released from the restricted account.

Net cash used for capital and related financing activities for the nine months ended September 30, 2009 was $21.8 million, compared to $32.0 million, for the nine months ended September 30, 2008.  This decrease was primarily attributable to the decrease in purchases of capital assets and payments for development costs.

Cash flows provided by investing activities consisting of interest income for the nine months ended September 30, 2009 decreased by $0.9 million to $53,044, from $1.0 million, for the nine months ended September 30, 2008.

Cash flows used in non-capital financing activities for the nine months ended September 30, 2009 was $10.0 million, a decrease of $0.7 million, from $10.6 million, for the nine months ended September 30, 2008.  Cash flows used in non-capital financing activities consist of distributions to the Tribe.  The decrease is primarily due to the prior year second quarter one-time catch up distribution to the Tribe of $1.0 million of service payments that could have been previously distributed to the Tribe as permitted by the Indenture for the Senior Notes.

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

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into the MOA that, among other things, settled several long-standing legal disputes between Sonoma County and the Tribe, and will provide a binding framework for resolving future disputes.  The MOA enables the Tribe to move forward with its proposed resort development project, including a new and expanded “Tuscan-themed” casino and hotel with luxury resort amenities.  A copy of the MOA was filed as an exhibit to the Authority’s Form 10-K for the fiscal year ending December 31, 2007.  Under the MOA, the County agreed to drop its opposition to the Tribe’s application for a liquor license and on May 29, 2008, the California Department of Alcoholic Beverage Control issued a liquor license to our gaming and entertainment facility.  However, the Tribe has agreed to restrict the sale of alcohol to wine and beer between the hours of 11 a.m. and 5 p.m. on weekdays, and to stop serving alcohol altogether at midnight except for Friday and Saturday nights and the nights before holidays. The Tribe has also agreed not to serve liquor on the Casino floor, although patrons may bring drinks purchased at the restaurant or bar on to the Casino floor. The restrictions may be renegotiated following the first to occur of the three year anniversary of the MOA or the opening of a hotel, which is anticipated to occur within the next two to three years.  In addition, the MOA commits the County Sheriff’s Department and Fire Marshall to provide public safety and fire investigation services to the Casino and the Tribe’s future gaming projects on the reservation and provides detailed agreements on off-reservation impact mitigation measures.  Pursuant to the MOA, the County withdrew its opposition to the Tribe’s application to take the Dugan Property into trust.  Previously, the trust application had been approved by the Department of the Interior, which approval had been opposed by the County.  Pursuant to the MOA, the Tribe has agreed to pay the County $75.0 million in mitigation fees over the next 12 years, subject to adjustment under certain circumstances described in the MOA, to offset the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and to support the services being provided by the County.  The Tribe paid $3.0 million on April 17, 2008, $4.5 million on September 20, 2008 and $2.8 million on June 26, 2009.  Future payments are scheduled to take place as follows: $5.0 million upon the earlier of March 18, 2011 or the opening of phase one of the resort project; $5.0 million in the subsequent year but no later than July 1, 2011; and

$5.0 million plus 4% compounded annually on July 1 of each subsequent year until the entire $75.0 million has been paid.  In addition, the Tribe has agreed to pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental charges collected on occupied hotel rooms.  Such fees are required to be paid quarterly until five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State.

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

Contractual Obligations as of September 30, 2009

A casino renovation was approved by our Board of Directors as part of an overall strategic operating plan for River Rock Casino.  In anticipation of building a new casino resort the current facility was not upgraded for several years.  In addition to the physical plant of the gaming operation, furniture, fixtures, equipment and gaming software was either not replaced or repaired to adequately service the needs of the business. The overall appearance and appeal of the casino was insufficient to meet basic customer requirements.

Major components of the renovation project include upgrading slot accounting software, slot and table player tracking software, adding new carpeting, new slot chairs, interior and exterior signage and the replacement of paint and wall paper.  To additionally enhance the overall gaming experience and appeal to a broader spectrum of potential gamers, two additional food amenities are currently under construction.  The Fortune Café will be a quick service Asian-themed restaurant designed to be a high-margin, high-volume, quick turn restaurant.  Additionally, the Center Stage Bar & Grill will encompass a casual dining experience combined with the existing bar and an upgraded stage and sound system.

The project is expected to be fully complete by December 31, 2009 and to remain within the $5.2 million budget approved by our Board of Directors.

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

Through September 30, 2009, we had not invested in derivative or foreign currency-based financial instruments.  We primarily have invested in money markets.  As such, we do not believe we have material exposure to market risk.

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

Management has performed, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Operations Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

Changes to Internal Controls Over Financial Reporting

We continue to test our internal controls so as to make improvements to the weaknesses that we have identified and to determine whether there are other procedures that we can implement to improve our financial reporting processes.  For the three month period ended September 30, 2009, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Runyan filed a Notice of Appeal of the Court’s Order on July 27, 2009.  Mr. Runyan’s opening brief is due on or about November 23, 2009.  The respondents’ brief will be due 30 days after Mr. Runyan’s opening brief.  Mr. Runyan will then have 20 days to reply to the Authority’s brief.  Following the completion of briefing, we would expect the court to set a date for oral argument.  The Authority continues to believe that there was no basis for Mr. Runyan to seek arbitration and will argue vigorously in favor of upholding the Superior Court’s Order granting the motion to quash summons and dismissing Mr. Runyan’s petition and motion for an order compelling arbitration.

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

The Hopland Sho-ka-wah Casino is located several miles east of Highway 101 on Route 175. The facility features a 40,000 square foot casino offering 570 slot machines and nine table games. The facility no longer offers poker games; only pai gow and blackjack are offered.  The facility contains a Mexican food taqueria, a small cafe-type food and beverage area, a fine-dining steak house and a bar. Hopland operates a small bus program but does not operate a hotel.

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

The Thunder Valley Casino opened in June 2003 and is located at the intersection of Highway 65 and Interstate 80 just outside of Sacramento, California. The Nevada-style property offers over 2,400 slot machines and 98 table games that include blackjack, baccarat, and a variety of poker games including Let It Ride and Pai Gow. The facility features a salon, private dining rooms, bars and butler service. In addition, it houses a 500-seat buffet and various fast food options. The facility also features a nightclub.  In 2008, the Thunder Valley Casino announced plans to build a new 650-room, 23-story hotel featuring a spa, family center and other amenities.  Thunder Valley also planned to construct a 3,000-seat performing arts center, and to expand the casino to include three new restaurants, more gaming space and new poker room, and a parking structure capable of holding 5,000 cars.  Thunder Valley obtained financing for the expansion, which began in July 2008 but was halted in November 2008.  In May 2009, the casino resumed work on the expansion, but the project has been scaled down to include a 15-story hotel with 300-400 rooms; a 700-seat, 10,000-square-feet multipurpose entertainment center in place of the performing arts center; and a 7-story parking structure with approximately 3,800 spaces. Thunder Valley expects to open the hotel in July 2010.

The Cache Creek Casino is located approximately 50 miles west of Sacramento. The Cache Creek Casino offers over 2,400 slot machines. The casino recently added a 28-table poker room and houses 122 table games including blackjack, Texas Hold’em, Pai Gow and Caribbean Stud. The facility also includes a 200-room luxury hotel, 8 restaurant outlets, an entertainment pavilion with seating for 600, a spa and outdoor pool, an 18-hole golf course and a 1,883 spot parking structure. In 2007, Cache Creek announced plans to add more shops and parking and expand its gaming floor, and to add a 10-story hotel tower with 467 rooms, and a 62,500 square-foot convention center capable of seating 2,300 people.  These expansion plans were put on hold indefinitely in early October 2009.

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

The Guidiville Band hopes to have transferred to it land at the former Point Molate Naval Base in Richmond, California on which it hopes to operate a 240,000 square-foot casino with 124,000 square-feet of gaming space, along with two hotels, a conference center, retail shops, restaurants and two parking structures.  The project is still in its early stages, as the land transfer has not been approved and environmental reviews must be completed.  In January 2009, two environmental groups filed a lawsuit against the City of Richmond, the Guidiville Band and its financial backer and developer in an effort to stop the transfer of the land.  The Guidiville Band released the draft environmental impact study for the proposed project in July 2009, and the Bureau of Indian Affairs held a public hearing on the draft study in August 2009 and took public comments on the study until September 23, 2009.

The Scotts Valley Band hopes to build a 225,000 square-foot casino complex and five-story parking garage on a 29.87-acre site in unincorporated Contra Costa County, near Richmond, California.  In March 2008, the Bureau of Indian Affairs announced the filing of the Final Environmental Impact Statement for the proposed project.  In August 2008, the Contra Costa County Superior Court struck down a municipal services agreement between the City of Richmond and the Scotts Valley Band on the ground that the City failed to conduct the proper environmental reviews before signing the agreement.

The Cloverdale Rancheria has announced preliminary plans to build a 596,00 square-foot hotel/spa and casino resort some ten miles north of our Casino on U.S. Highway 101, and they and their financial backers have purchased approximately 79 acres for the proposed facility. The environmental review process for the proposed Cloverdale Rancheria project began in July 2008, and in December 2008 the U.S. Department of the Interior issued an opinion stating that if the lands were taken into trust, they would be eligible for gaming under the Indian Gaming Regulatory Act.

Each of these proposed projects face numerous obstacles in addition to environmental approvals, including the negotiation and approval of a compact with the State of California, approval from the U.S. Department of the Interior to take the land on which the project would be located into federal trust on behalf of the tribe, and, for the Guidiville and Scotts Valley projects, determinations from appropriate federal agencies that the tribes may conduct gaming on these lands pursuant to the Indian Gaming Regulatory Act.

We also compete with other forms of gaming such as statewide lotteries, live and simulcast pari-mutuel wagering and card rooms.

In May 2007, Governor Schwarzenegger proposed that the California State Lottery be leased to a private concessionaire to increase its revenue and efficiency. Part of the Governor’s proposal includes authorizing the use of instant lottery video terminals that resemble and operate like slot machines at locations including horse racing tracks and card rooms. Approval of this proposal would require a two-thirds affirmative vote of the state legislature and could require a constitutional amendment to the Constitution of the State of California. While it is uncertain whether or when this proposal will be approved, implementation of such a proposal could adversely affect our and other Indian casinos’ competitive positions.  A proposal that would have allowed the California State Lottery to dedicate a higher percentage of its revenues to player winnings (with the hope of boosting lottery sales in California), securitized California State Lottery revenues, and change the amount of California Lottery revenues dedicated to education was defeated in a statewide ballot referendum in May 2009.

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

In August 2009, a federal district court judge issued an order, in ongoing litigation regarding the proper number of total slot machines allowed under the 1999 tribal-state gaming compacts, requiring that the State of California issue an additional 10,549 slot machine licenses.  A drawing was held on October 5, 2009, and 3,548 licenses were awarded to eleven different Indian tribes.  The only one of our competitors to receive licenses in the draw was the Middletown Rancheria of Pomo Indians, which operates the Twin Pine Casino and Hotel and received 100 additional licenses through the draw.  As with the licenses awarded to other tribes in the draw, the licenses awarded to the Middletown Rancheria will revert back to the State if the machines are not put into operation within one year of the draw.  The licenses could also be withdrawn if the State of California is successful in its appeal of the district court’s ruling to the United States Court of Appeals for the Ninth Circuit.

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

Dated: November 13, 2009	RIVER ROCK ENTERTAINMENT AUTHORITY
(Registrant)

	By:	/s/ Scott Garawitz
Scott Garawitz,
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by Scott Garawitz, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Joseph R. Callahan, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

32*

Certification by Scott Garawitz, Chief Executive Officer, and by Joseph R. Callahan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*               This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of River Rock Entertainment Authority whether made before or after the date hereof, regardless of any general incorporation language in such filing.