Form 10-K
period 2009-12-31
River Rock Entertainment Authority
filed 2010-03-31
CIK 1288924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $0 on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009).

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

PART I

Item 1. Business.

OVERVIEW

River Rock Entertainment Authority (“we,” “us,” “our” or the “Authority”) is a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians of California (the “Tribe”). The Tribe is a federally recognized Indian tribe with 1,002 enrolled members, with an approximately 75-acre reservation in Sonoma County, California (“Sonoma County” or the “County”). We were formed in 2003 as an unincorporated governmental instrumentality of the Tribe, to own and operate the River Rock Casino in Sonoma County, California. The River Rock Casino had previously operated as a wholly-owned governmental operating property of the Tribe.

The Indian Gaming Regulatory Act of 1988, as amended (“IGRA”), permits federally recognized Indian tribes to conduct casino gaming operations on certain Indian lands, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of California entered into a compact (the “Compact”) in September 1999 which became legally effective when it was approved by the U.S. Department of the Interior and notice of approval was published in the Federal Register in May 2000. The Compact authorizes certain forms of Class III casino gaming, including slot machines and house-banked card games.

Our address is 3250 Highway 128 East, Geyserville, California 95441 and our telephone number is (707) 857-2777.

Our River Rock Casino

We own and operate the River Rock Casino, a gaming and entertainment facility located on the Tribe’s reservation, approximately 75 miles north of San Francisco, California. Our 62,000 square-foot gaming and entertainment facility, which is located in the Alexander Valley, has views of the surrounding countryside, is open 24-hours a day, seven days a week, and currently features:

•                  35,500 square feet of gaming space containing 1,212 slot and video poker gaming machines, 18 table games featuring Blackjack, Three Card Poker, Mini Baccarat and Pai Gow Poker, and 6 tables featuring Texas Hold’em Poker. We offer state-of-the-art gaming devices including video poker, video keno, progressive slots and guest favorites, such as Red Hot 7’s, Hot Shot, Jackpot Party, Quick Hits, Mystery Temple, Quick Strike and other various themes;

•                  both smoking and non-smoking gaming rooms in order to satisfy customer preferences;

•                  the Players Club, a player tracking system which offers our guests incentives for additional play;

•                  the Quail Run Restaurant, offering a buffet menu, with 152 indoor seats and 96 outdoor seats that overlook the Alexander Valley wine region and the Russian River;

•                  the all new Center Stage Bar & Grill with 64 seats, offering “bar top” video poker games, recently expanded to include a casual dining area and an upgraded stage and sound system;

•                  the all new Fortune Café, recently constructed to offer a quick service Asian-themed menu, with 24 seats;

•                  two snack bars, and a historic and contemporary Pomo basketry and art display;

•                  alcohol service, as a result of the May 2008 issuance of our liquor license;

•                  three parking structures and an adjacent parking lot allows us to accommodate approximately 1,584 self-parked customer vehicles and valet;

•                  an Arts and Crafts California Bungalow-style design and furnishings, incorporating Native American elements, that feature a cultural arts collection of traditional and contemporary Pomo art, including historical basketry for which the Tribe is known. The interior of our gaming facility utilizes an extensive amount of wooden casework and natural rock to emphasize the architectural style found throughout California wine country. In keeping with this motif, our gaming facility’s counters are constructed of natural stone and wood, and oak wainscoting grace the food and beverage facilities; and

•                  a location in the heart of the beautiful Alexander Valley with spectacular views of the surrounding countryside. Guests entering our gaming facility are treated to a large, open-beamed Porte cochere that faces out towards sweeping vistas of Alexander Valley vineyards. Our gaming facility was designed to capitalize on the scenic vistas with the food and beverage facilities strategically placed to feature the expansive views.

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

We maintain a digital surveillance system that tracks the entire casino floor to secure our facility and operations. We employ a 57 officer security force.

Competitive Strengths

We believe the following strengths have and will continue to contribute to our success:

Attractive Location with Convenient Access.  Our gaming facility is conveniently located off of Highway 101, a four-lane highway through Sonoma County that serves as a major thoroughfare between Los Angeles and Oregon.  Highway 101 travels directly through the nearby cities of San Francisco, San Rafael, Petaluma and Santa Rosa.  CALTRANS estimates of Average Annual Daily Traffic (AADT) on Highway 101 at the exit to Dry Creek Road to be around 66,000 north and south bound vehicles.  In addition, the nearby airport in Santa Rosa provides easy access for patrons traveling to wine country.

Strong Market Demographics.  Pursuant to the 2006-2008 American Community Survey, our gaming facility is easily accessible by all the approximately 7.0 million residents of the San Francisco Bay area market which include the major metropolitan cities of San Francisco, Oakland and the smaller cities of San Rafael, Berkeley, Santa Rosa, and Petaluma. We also benefit from the 7 million annual visitors to Sonoma County and 5 million annual visitors to Napa County which is known for their world-renowned wineries and related tourist attractions.

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

Experienced Senior Management Team and Staff.  Our management team is led by seasoned executives who have significant industry experience, leadership and expertise in operations, marketing, finance and development.  Members of this team have previously worked at premier local and destination casinos for commercial and tribally owned casinos.  We believe our management team and our experienced staff provide superior employee and customer care, and an in-depth understanding of the target market and how to maintain return business which enhances our competitive position.

Business and Marketing Strategies

Our business strategy is to grow our business to not only capture a greater share of our growing market, but also expand our target patron base to a broader demographic with the following competitive business strategies:

Marketing & Promotions: Our advertising methods include radio, billboards, TV, newspaper, magazines, online and email blasts, plus bus billboards, signature shuttles, rack cards and direct mail.  The direct mail program is tiered based on player status and will be enhanced next year to include more levels of offers.  The program includes coupons and information regarding upcoming promotions, food and entertainment.  We will also send out mailers specifically tailored to our high end players. Over the years, we have analyzed promotions and player demand and have continued with successful promotions which have led to increased revenues.  Promotions that have proven successful and increased revenues are car and cash giveaways, cash wheel spins, and mortgage and rent promotions.  Along with continued promotions, we will also be adding slot and table games tournaments.  We will also be putting more emphasis on direct mail to the ethnic markets, including Latino and Asian signature markets in the Bay area.  With giveaways and promotions throughout the year, we will be able to continue to provide cutting edge entertainment for our guests.

Capitalize on Our Prime Location and Appeal of Sonoma County. We market our Casino to our local customer base and to our broader regional market and international patrons traveling to the area as part of the Sonoma Valley resort destination.  The picturesque Alexander Valley region in the heart of Sonoma County is a world-renowned tourist destination. We intend to capitalize on its appeal, including its reputation as one of California’s premier wine producing regions, to further expand our customer base. Sonoma County receives approximately 7 million tourists annually and over 5 million tourists visit Napa County annually.  Our marketing message emphasizes the convenient access to our gaming facility.

Partners Program. We continue to partner with local businesses and have created strong community relations with wineries, hotels, restaurants and Chambers of Commerce.  We believe that promoting one another will help increase tourism and bring in new potential customers to Sonoma County and our Casino.

Increased Time on Device and Win Per Unit.  We utilize state-of-the-art technology and sophisticated player tracking software which provides a customized and tailored gaming environment that generates increased time spent on a device and enhances the likelihood of return business.  This data base helps us determine our premier players and target their favorite games, and also helps us create a relationship with those patrons.

Continue to Develop our Appeal to the Asian Market.  The Asian market constitutes 22% of the Bay Area population and 31% of the San Francisco population.  We continue cultivating our Asian market customer base through our bus program from San Francisco’s Chinatown with our targeted gaming promotions.  In an effort to further increase our market exposure, we have increased our Asian targeted media and we have begun participating in Asian community events.  We will also increase our direct mail program to targeted ethnic groups.

Expand Marketing and Promotion Programs.  We will monitor the effectiveness of our advertising and brand awareness efforts through an extensive research analysis program and evaluate it against measurable objectives such as first name recall for our gaming facility and satisfied resident response rates. From our database, we are able to track our repeat business. Our database also provides us with information on new player sign-ups, which in 2009, has grown by 41,000. We have also promoted more frequent and longer visits and increased wagering at off-peak demand periods through promotions such as our “House is Rockin”, “Lucky Envelope” and “Hot Nights Cool Cash” . These promotions offer customers cash rewards on weekday nights and has resulted in increased net revenue whenever offered.

Supplement Demand with Our Bus Program.    We intend to supplement our overall demand with our line and charter bus program to provide customer transportation to our gaming facility. We believe that this program enabled us to maximize our number of guests during the off-peak times.  Our guests have appreciated the convenience offered by this program and we have experienced an increase in the use of our bus program.  We operated an average of approximately 32 buses a day in 2009. Our bus program brings guests from San Francisco, San Mateo, Contra Costa, Alameda and Marin Counties.  On our River Rock line runs, guests pay between $10 to $15 roundtrip to and from our Casino. Upon arrival, they receive an incentive package in the range of $15 to $25 towards use on gaming in our Casino. Our special charter bus guests also receive $20 towards use on gaming in our Casino.

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

The Hopland Sho-ka-wah Casino is located several miles east of Highway 101 on Route 175. The facility features a 40,000 square foot casino offering 570 slot machines and eight table games. The facility offers poker, pai gow, blackjack, card-based roulette, and card-based craps table games.  The facility contains a Mexican food taqueria, a small cafe-type food and beverage area, a fine-dining steak house and a bar. Hopland operates a small bus program but does not operate a hotel.

East of the Sho-ka-wah Casino is the Konocti Casino in Lakeport, California. Lakeport is located approximately 37 miles from Cloverdale with access off Highway 20.  The casino currently houses 349 slot machines and 6 table games. The facility also offers an 80-room hotel and marina with small pool as well as a 74-space recreational vehicle park. The food and beverage program includes a small restaurant, buffet and a newly remodeled steakhouse restaurant serving liquor.

The Thunder Valley Casino opened in June 2003 and is located at the intersection of Highway 65 and Interstate 80 just outside of Sacramento, California. The Nevada-style property offers over 2,400 slot machines and 98 table games that include blackjack, baccarat, and a variety of poker games including Let It Ride and Pai Gow. The facility features a salon, private dining rooms, bars and butler service. In addition, it houses a 500-seat buffet and various fast food options. The facility also features a nightclub.  In 2008, the Thunder Valley Casino announced plans to build a new 650-room, 23-story hotel featuring a spa, family center and other amenities.  Thunder Valley also planned to construct a 3,000-seat performing arts center, and to expand the casino to include three new restaurants, more gaming space and new poker room, and a parking structure capable of holding 5,000 cars.  Thunder Valley obtained financing for the expansion, which began in July 2008 but was halted in November 2008.  In May 2009, the casino resumed work on the expansion, but the project has been scaled down to include a 12-story hotel with 297 rooms; a 700-seat, 10,000-square-feet multipurpose entertainment center in place of the performing arts center; and a 7-story parking structure with approximately 3,800 spaces. Thunder Valley expects to open the hotel in July 2010.

The Cache Creek Casino is located approximately 50 miles west of Sacramento. The Cache Creek Casino offers over 2,400 slot machines. The casino recently added a 14-table poker room and houses 122 table games including blackjack, Texas Hold’em, Pai Gow and Caribbean Stud. The facility also includes a 200-room luxury hotel, 9 restaurant outlets, an entertainment pavilion with seating for 600, a spa and outdoor pool, an 18-hole golf course and a 1,883 spot parking structure. In 2007, Cache Creek announced plans to add more shops and parking and expand its gaming floor, and to add a 10-story hotel tower with 467 rooms, and a 62,500 square-foot convention center capable of seating 2,300 people.  These expansion plans were put on hold in early October 2009 but were resumed in January 2010 when the Cache Creek Casino announced plans to resume the expansion, proposing to add over 20,000 square-feet of casino space, a 52,000 square-foot convention center, and a 900-car garage.  The expansion is expected to be completed by 2013.

The Lytton Band of Pomo Indians currently operate a 70,000 square-foot casino with over 1,100 Class II electronic bingo machines and over 30 table games on a 9-acre site in a card room in San Pablo, near Oakland, California, on land that was placed in trust for the tribe through congressional legislation. The Lytton Band signed a compact with Governor Arnold Schwarzenegger for operating Class III casino gaming on the San Pablo site, but the state legislature withheld its approval. In May 2007, legislation was introduced in the U.S. Senate, which has the support of the Lytton Band, that would require the Lytton Band to forego any Class III machines at the San Pablo site and instead limit itself to operating its existing Class II machines. This legislation was passed by the Senate in November 2007 and referred to the Committee on Natural Resources of the U.S. House of Representatives, but no further action was taken.  The legislation was again introduced in the U.S. Senate in January 2009, and the Senate passed the bill on March 12, 2009.

The Twin Pine Casino and Hotel, owned and operated by the Middletown Rancheria of Pomo Indians, is located approximately 4 miles off Highway 29 in Napa County, approximately 34 miles from our gaming and entertainment facility. The Middletown Rancheria has recently completed an expansion of the Twin Pine Casino and Hotel which includes a 60-room hotel, three food areas and a wine tasting room, as well as 50,000 square feet of gaming space with approximately 520 slot machines and 12 table games consisting of blackjack and poker.

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

The Scotts Valley Band hopes to build a 225,000 square-foot casino complex and five-story parking garage on a 29.87-acre site in unincorporated Contra Costa County, near Richmond, California.  In March 2008, the Bureau of Indian Affairs announced the filing of the Final Environmental Impact Statement for the proposed project.  In August 2008, the Contra Costa County Superior Court struck down a municipal services agreement between the City of Richmond and the Scotts Valley Band on the ground that the City failed to conduct the proper environmental reviews before signing the agreement but the superior court’s decision was overturned in February 2010.

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

Each of these proposed projects face numerous obstacles in addition to environmental approvals, including the negotiation and approval of a compact with the State of California, approval from the U.S. Department of the Interior to take the land on which the project would be located into federal trust on behalf of the tribe, and, for the Guidiville and Scotts Valley projects, determinations from appropriate federal agencies that the tribes may conduct gaming on these lands pursuant to IGRA.

In June 2009, the Mishewal Wappo Tribe of Alexander Valley, a tribe with aboriginal lands and a former rancheria located in Sonoma County that was terminated by the federal government under the 1958 California Rancheria Act, filed suit against the United States Secretary of the Interior seeking to have their federally-recognized status restored.  The Chairman of the Mishewal Wappo Tribe has stated publicly that the tribe has no plans for casino, but the tribe could have the right to conduct gaming under IGRA if their federally-recognized status is restored.

We also compete with other forms of gaming such as statewide lotteries, live and simulcast pari-mutuel wagering and card rooms.

In May 2007, Governor Schwarzenegger proposed that the California State Lottery be leased to a private concessionaire to increase its revenue and efficiency. Part of the Governor’s proposal includes authorizing the use of instant lottery video terminals that resemble and operate like slot machines at locations including horse racing tracks and card rooms. Approval of this proposal would require a two-thirds affirmative vote of the state legislature and could require a constitutional amendment to the Constitution of the State of California. While it is uncertain whether or when this proposal will be approved, implementation of such a proposal could adversely affect our and other Indian casinos’ competitive positions.  A proposal that would have allowed the California State Lottery to dedicate a higher percentage of its revenues to player winnings (with the hope of boosting lottery sales in California), securitize California State Lottery revenues, and change the amount of California Lottery revenues dedicated to education was defeated in a statewide ballot referendum in May 2009.

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

EMPLOYEE AND LABOR RELATIONS

As of December 31, 2009, we had 588 full and part-time employees. Our employees are not covered by any collective bargaining agreements. We believe that our relations with our employees are good. However, as part of the 1999 compact agreement, the Tribe was required to adopt labor ordinance provisions permitting opportunities for unions to attempt to organize our labor force. In addition, a decision by the United States Court of Appeals for the District of Columbia upheld a finding by the National Labor Relations Board that the National Labor Relations Act is applicable to tribal casinos.

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

Applicability of Federal Law

Federally recognized Indian tribes are independent governments, subordinate to the United States, with sovereign powers, except as to those powers that may have been limited by Congress, by treaty, or, in certain instances, by the public policy of the state in which the tribe’s lands are located. The power of Indian tribes to enact their own laws to regulate gaming derives from their sovereign right to govern and regulate their own affairs, particularly where it is consistent with federal law and the state’s public policy. Indian tribes maintain their own governmental systems and often their own judicial systems. Indian tribes have the right to tax persons and businesses conducting business on Indian lands and also have the right to require licenses and to impose other forms of regulations and regulatory fees on persons and businesses operating on their lands.

The Indian Gaming Regulatory Act of 1988

Regulatory Authority.      Since 1988, the sovereign right of tribes to operate and regulate gaming on their lands has been subjected to the provisions of IGRA. IGRA is administered by the National Indian Gaming Commission (“NIGC”), an independent agency within the U.S. Department of Interior that exercises certain regulatory responsibilities in connection with Indian gaming on behalf of the United States. The NIGC has authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating Class II and Class III gaming (as described below), approve management agreements for gaming facilities, conduct investigations and generally monitor tribal gaming. The Bureau of Indian Affairs, which is a bureau of the U.S. Department of the Interior, retains certain responsibilities under IGRA, such as the approval of per capita distribution plans of gaming revenues to individual tribal members and the approval of transfers of lands into trust status for gaming. The Bureau of Indian Affairs also has responsibility to review and approve land leases and other agreements relating to Indian lands. Criminal enforcement is a shared responsibility of the U.S. Department of Justice, and, depending on the terms of a tribal-state compact that is in effect, the state in which the tribe is located, and the tribe.

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

Licensing and Registration Requirements of the Compact and State Regulation

Compact.      The Compact requires that any person who directly or indirectly extends financing to the Tribe’s gaming facility or gaming operation must be licensed as a “financial source” by the TGA. However, as permitted by the Compact, the TGA has exempted federally- and state-regulated banks and savings and loan associations, as well as persons who hold less than 10% of our $200.0 million of 9-3/4% Senior Notes due 2011 (the “Senior Notes”). For an applicant who is a non-exempt business entity, these licensing provisions also apply to the entity’s officers, directors, principal management employees, owners (if an unincorporated entity), partners and greater than 10% shareholders. Under the Compact, a permanent license cannot be issued unless the TGA has conducted an investigation as to the suitability of the applicant. Any application for a gaming license may be denied, and any license issued may be revoked, if the TGA determines the applicant to be unsuitable or otherwise unqualified for a gaming license. Each license is subject to review for compliance at least every two years.

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

Under these regulations, certain regulated financial institutions with at least $100.0 million invested in non-affiliated securities may take advantage of an abbreviated licensing and certification process. The regulations do not require any licensing or registration for persons purchasing debt securities of a tribe subject to a compact with the State of California in the secondary market. However, as required by the regulations, the indenture for the Senior Notes provides that unless a holder of the Senior Notes is licensed or exempt from licensing, neither the holder nor the Trustee on the holder’s behalf will have any right to enforce any payment obligation relating to the Senior Notes. In addition, neither the Trustee nor the Tribe or we may make any payment of principal or interest on the Senior Notes as a result of any enforcement action or default acceleration of security payments, except to a person who is licensed or exempt from licensing.

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

In accordance with the Compact and California law, the Tribe is obligated to remit certain fees to the CGCC on a quarterly basis for inclusion in a Revenue Sharing Trust Fund (“RSTF”) maintained by the State of California. The RSTF is for the benefit of tribes that have no or limited gaming. The RSTF fees are fixed amounts per device, calculated on an annual basis and paid quarterly. We pay these fees on behalf of the Tribe. RSTF fees for the years ended December 31, 2009 and 2008 were $1.3 million for each year.

In the summer of 2006, Governor Schwarzenegger renegotiated compacts with five Southern California tribes.  Four of these amended compacts took effect in January 2008; the other one has not been ratified by the tribe, which is required for it to take effect. These amended compacts allow the tribes to have additional slot machines, while imposing additional significant annual payments to the State of California and requiring extensive mitigation and compensation to impacted local communities and provisions affecting customers and employees.  In the summer of 2008, the State entered into a compact with a tribe in Central California that contains similar terms and provisions.  In 2009, the State entered into compacts with two tribes in Northern California that have similar provisions regarding mitigation and compensation to local communities and relations with customers and employees, but which require that a lesser percentage of revenues be shared with the State.  The Tribe has not sought or entered into an amendment of its Compact.

Issuance of Liquor License

In March 2008, the Tribe and the Sonoma County Board of Supervisors entered into a Memorandum of Agreement (the “MOA”) that, among other things, settled several long-standing legal disputes between Sonoma County and the Tribe, and provides a binding framework for resolving future disputes.  Under the MOA, the County agreed to drop its opposition to the Tribe’s application for a liquor license.  In a related action, the Alexander Valley Association (“AVA”), a local business and residents association which has long objected to the issuance of a liquor license, agreed to withdraw its objections to the license and has persuaded its members and a number of other protestors to do likewise.

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

DRY CREEK RANCHERIA BAND OF POMO INDIANS

Tribal Administration

The Dry Creek Rancheria Band of Pomo Indians is a federally recognized, self-governing Indian tribe with 1,002 enrolled members. The reservation was established in 1915 under the authority of an Executive Order dated January 12, 1891. Pursuant to the Tribe’s Articles of Association, the Tribe is governed by a Tribal Council composed of all voting members. Certain authority is delegated to elected tribal officers who comprise the Board of Directors, consisting of a Chairperson, a Vice Chairperson, a Secretary/Treasurer and two members-at-large.  The members of the Board of Directors of the Tribe are the same members as our Board of Directors and serve in the same capacity.

The Tribal Gaming Commission

The Tribe enacted a tribal gaming ordinance in April 1997, which was approved by the NIGC in September 1997. Among other matters, the gaming ordinance created and established the TGA, known as the Dry Creek Gaming Commission, as a governmental subdivision of the Tribe. The TGA consists of three commissioners and supporting staff and is vested with the authority to regulate all gaming activity conducted on the Tribe’s lands.  TGA is responsible under our Compact to hire, monitor the performance of and, if necessary, replace the independent auditors and to approve any significant non-audit relationship with the independent auditors and assess the independent auditor’s qualifications and independence.  We do not have a separate audit committee of our Board of Directors. Our full Board of Directors has assumed the audit committee functions and the TGA participates in the process.

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

The Compact establishes limitations on Class III gaming that may restrict our gaming activities. Among those, which are of importance to our gaming facility, are those that require the Tribe to adopt and comply with standards that are no less stringent than California laws, if any, prohibiting: cashing any check drawn against a federal, state, county, or city fund, including but not limited to Social Security, unemployment insurance, disability payments, or public assistance payments; free or reduced price alcoholic beverages, food or lodging as an incentive; the extension of credit for gaming activities; and persons under 18 (or under 21 if alcohol may be consumed) to be present in any room where Class III gaming is offered, other than simply to pass through the room.

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

The Senior Notes and the Indenture

On November 7, 2003, we issued and sold notes (the “Prior Notes”) in a private placement to certain “qualified institutional buyers” pursuant to Regulation 144A of the Securities Act of 1933, as amended (the “Notes Offering”). On June 21, 2004, pursuant to a registration rights agreement entered into in connection with the issuance of the Prior Notes, we consummated an offer to exchange all of the Prior Notes for our Senior Notes registered with the Securities and Exchange Commission. The terms of the Senior Notes are substantially identical to the terms of the Prior Notes, except that the transfer restrictions and registration rights applicable to the Prior Notes do not apply to the Senior Notes. We did not receive any additional proceeds from the exchange offer. The Senior Notes and the Prior Notes were issued under an Indenture, dated as of November 7, 2003 (the “Indenture”), among us, the Tribe and U.S. Bank National Association, as trustee. The terms of the Senior Notes include those stated in the Indenture, as well as those made part of the Indenture by reference to the Trust Indenture Act of 1939, as amended.

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

The Senior Notes bear interest at a fixed rate of 9-3/4% per year, and mature on November 1, 2011. The Senior Notes are secured by a first priority pledge of our revenues and substantially all of our existing and future tangible and intangible personal property. The Senior Notes are senior debt.  As further described in the Indenture, the Senior Notes are subject to optional and mandatory redemption, and in some cases, holders of the Senior Notes may be required to surrender them for redemption by us (or to otherwise dispose of the Senior Notes) if certain gaming regulations are not satisfied.

The Indenture includes affirmative and negative covenants that limit our ability to borrow money, create liens, sell assets, engage in transactions with affiliates, engage in other businesses, open other gaming facilities, engage in certain mergers and consolidations, make certain investments, make certain accelerated payments on our indebtedness that is subordinated to the Senior Notes, and make payments to the Tribe.

Cash Collateral and Disbursement Agreement

Pursuant to the Cash Collateral and Disbursement Agreement among U.S. Bank National Association and Wells Fargo Bank, N.A. as disbursement agents, U.S. Bank National Association, as the trustee for the holders of the Senior Notes, Merritt & Harris, our independent construction consultant, the Tribe and us, a portion of the net proceeds of the Notes Offering was placed into a construction disbursement account, a construction escrow account, the Dugan Property improvements account, and an operating account, all to be disbursed by the disbursement agents pursuant to the Cash Collateral and Disbursement Agreement.

Construction Disbursement Account.      Approximately $61.1 million of the net proceeds of the Notes Offering was deposited into a construction disbursement account and was used to fund the design and construction of our expansion project. All funds in the construction disbursement account are pledged to the trustee for the benefit of itself, and the holders of the Senior Notes, until disbursed by U.S. Bank National Association in accordance with the Cash Collateral and Disbursement Agreement. The construction disbursement account had $2.6 million remaining as of December 31, 2009.

Construction Escrow Account.      $10.0 million of the net proceeds of the Notes Offering was deposited into a construction escrow account to fund qualifying construction cost overruns.  All funds in the construction escrow account are pledged to the trustee for the benefit of itself and the holders of the Senior Notes until disbursed by U.S. Bank National Association in accordance with the Cash Collateral and Disbursement Agreement.  The construction escrow account had $0.1 million remaining as of December 31, 2009.

Dugan Property Improvements Account.      $5.0 million of the net proceeds of the Notes Offering was deposited into the Dugan Property improvements account and will be used to build an additional access road to the Tribe’s reservation. All such funds will be held in the Dugan Property improvements account and pledged to the trustee for the benefit of itself and the holders of the Senior Notes until disbursed by U.S. Bank National Association in accordance with the Cash Collateral and Disbursement Agreement. Subject to certain exceptions, U.S. Bank National Association, as the disbursement agent, will disburse funds from the Dugan Property improvements account only upon certification by us that we have adequate funds to complete the road project, and upon the satisfaction of the other disbursement conditions set forth in the Cash Collateral and Disbursement Agreement. The Dugan Property improvements account had $4.3 million remaining as of December 31, 2009.

Operating Account.      We deposit all of our cash and cash equivalents in excess of $2.0 million into our operating account.  Regularly, deposits are made Monday through Thursday of each week.  All such funds are held in the operating account and pledged to the Trustee for the benefit of itself and the holders of the Senior Notes until disbursed in accordance with the terms of the Cash Collateral and Disbursement Agreement. Funds may generally be disbursed by our bank from the operating account for all purposes permitted by the Indenture.  Until recently, Bank of America, N.A. had maintained our operating account.  We recently transferred our operating account to The Bank of the West.

Investments; Pledge of Accounts.      Our disbursement agent is required to invest any money held by it in the collateral accounts established pursuant to the Cash Collateral and Disbursement Agreement, in cash equivalents and such government securities, as may be directed in writing by us from time to time. Any income or gain realized as a result of such investment is required to be held as part of the applicable account and reinvested as provided in the Cash Collateral and Disbursement Agreement. All funds, securities and other assets in the collateral accounts established pursuant to the Cash Collateral and Disbursement Agreement are pledged to the Trustee for the benefit of the holders of the Senior Notes.  Unrestricted cash is available for operations, except in the event of a default as defined in the Indenture.

Memorandum of Agreement between the Tribe and Sonoma County, California

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”) that, among other things, settled several long-standing legal disputes between Sonoma County and the Tribe and provides a binding framework for resolving future disputes.  The MOA enables the Tribe to move forward with its proposed resort development project, including a new and expanded “Tuscan-themed” casino and hotel with luxury resort amenities.  Under the MOA, the County agreed to drop its opposition to the Tribe’s application for a liquor license and we obtained our liquor license for the casino on May 29, 2008.

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

Pursuant to the MOA, the Tribe has agreed to pay the County $75 million in mitigation fees over a 12 year period, subject to adjustment under certain circumstances described in the MOA, to offset the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and to support the services being provided by the County.  The Tribe paid $7.5 million in 2008 and $2.8 million in 2009.  Future payments are scheduled to take place as follows: $5.0 million upon the earlier of March 18, 2011 or the opening of phase one of the resort project; $5.0 million in the subsequent year but no later than July 1, 2011; and $5.0 million plus 4% compounded annually on July 1 of each subsequent year until the entire $75.0 million has been paid.  The Tribe has not made any determinations to seek reimbursement or direct payment from us of amounts due to the County pursuant to the MOA.

In addition, the Tribe has agreed to pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental charges collected on occupied hotel rooms.  Such fees are required to be paid quarterly until five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State.

We believe the MOA has had significant positive impacts on the conduct of our business and our and the Tribe’s ability to develop our expansions plans and construct our proposed hotel and casino resort.

Lease for Casino

In May 2002, the Tribe entered into a lease with Sprung Instant Structures, Inc. for two dome-shaped structures that house our gaming facility. The lease agreement was assigned to us and was renewed through August 17, 2007. Monthly payments were $36,230. At the end of the lease term, at our option, 100% of the first four lease payments or, if all such payments have been timely made, 40% of the first twenty four lease payments will be credited towards the $1.5 million purchase price, resulting in a purchase price of $1.1 million.  Upon expiration of the lease on August 17, 2007, we opted to maintain the lease payments on a month- to- month basis.  On June 18, 2009, the lease agreement was renewed through June 17, 2012 at a reduced monthly rate of $25,395.

Item 1A.  Risk Factors

The following is a description of what we consider our key challenges and risks:

Risks Related to Our Business

We have a substantial amount of indebtedness that could adversely affect our financial condition and prevent us from fulfilling our obligations under the Senior Notes.

As of December 31, 2009, we have approximately $199.4 million, net of unamortized issue discount of $0.6 million, of senior indebtedness outstanding, represented by our Senior Notes. We also have approximately $0.5 million in other debt.  Our substantial indebtedness could have important consequences and significant effects on our business and future operations. For example, it could:

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

The occurrence of any one of these events or conditions could have a material adverse effect on our business, financial condition, results of operations, prospects, ability to service or otherwise satisfy our obligations under the Senior Notes. In addition, the Indenture permits us to incur debt in addition to the Senior Notes in certain circumstances. If we were to incur additional debt, the related risks could intensify.

We will require a significant amount of cash to service our indebtedness and fund our gaming operations. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and refinance our debt, including the Senior Notes, and to fund our gaming operations, will depend on our ability to generate cash flow from our gaming operations. Our ability to generate sufficient cash flow to satisfy our debt obligations will depend on our future operating performance that is subject to many economic, competitive, regulatory and business factors that are beyond our control. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments or seek to raise additional capital. These measures may not be available to us or, if available, they may not be sufficient to enable us to satisfy our obligations under the Senior Notes and may restrict our ability to pay operating expenses. If our cash flow is insufficient and we are unable to implement one or more of these alternatives, we may not be able to service our debt obligations or fund our gaming operations.

Since we depend on operations in a single location, certain events that we cannot control may adversely affect the business performance of our gaming facility.

We rely primarily on guests living within 100 miles of our Casino. We rely exclusively on cash flow from our Casino to service our obligations, including our obligations under the Senior Notes. Therefore, we are subject to greater risks than more geographically diversified gaming operations, including:

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

The occurrence of any of the events or conditions described above could cause a material disruption in our business and cause us to be unable to generate sufficient cash flow to make payments on the Senior Notes.

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

The gaming industry is very competitive. We face or will face competition from existing and proposed Indian gaming facilities in the surrounding area, and elsewhere in California, and with casino gaming in Nevada, including gaming facilities that could be located closer to the San Francisco Bay area. We also compete with card rooms located in the surrounding area, and other forms of gaming that are legal in California, including on and off-track wagering and the California State Lottery, as well as with non-gaming leisure activities.  The availability of such alternative gaming and non-gaming activities may increase in the future.  Many of our competitors have substantially greater resources and name recognition than our Casino. In addition, we may also face competition in our market from new facilities that may be built by other Indian tribes in the future.  See Item 1 — “ Business - Competition.”

Restrictive covenants in the Indenture may limit our ability to expand our operations and to pursue our business strategies.

The Indenture includes covenants that limit our ability to borrow money, make investments, create liens, sell assets, engage in transactions with affiliates, engage in other businesses, open other gaming facilities and engage in mergers or consolidations. These restrictive covenants may limit our ability to expand our operations and to pursue our business strategies. If we are unable to capitalize on business opportunities, we may be unable to make payments on the Senior Notes. Additionally, a violation of any of these restrictive covenants would constitute a default under the Indenture.

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

Pursuant to and in accordance with the Compact, the Tribe adopted an ordinance and prepared and circulated by the Tribe an environmental study concerning potential off-reservation environmental impacts of any renovation, modification, and construction or development project relating to or associated with the gaming facility. Among other things, as required by the Compact in fashioning the ordinance, the Tribe made a good faith effort to incorporate the policies and purposes of the National Environmental Policy Act and the California Environmental Quality Act consistent with the Tribe’s governmental interests. The Compact’s environmental provisions are identical to such provisions in compacts for all other California tribes that entered into compacts in or around 1999. The Tribe believes it has complied, and intends to continue to comply, with all applicable requirements in its environmental ordinance. The State could claim the Tribe is in breach of the Compact and seek to have the Compact terminated.

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

The United States’ ongoing military campaign against terrorism and continued violence, conflicts and instability in other areas of the world have created many economic and political uncertainties, some of which may affect our ability to attract customers outside our current primary market as well as our operations and profitability.  The potential short-term and long-term effects that these and other similar situations and events may have for our customers, our primary and secondary markets and the U.S. economy in general are uncertain.  These and other similar future events could have a significant impact on the number of customers visiting our Casino and, as a result, may have a material adverse effect on our business, financial condition, results of operations and ability to make payments on the Senior Notes.

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

Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of the senior management team.  In addition to the senior management team, the operation of our Casino will require other qualified and skilled employees with gaming and hospitality industry experience and qualifications.  Currently, there is a shortage of skilled labor in the gaming industry in general.  In addition, we are subject to the policy of Tribal hiring preference that requires us to give preference to members of the Tribe. Despite these limitations, our future success depends upon, among other things, our ability to attract and retain senior management and highly qualified employees.  Currently, approximately 94 percent of the employees at the Casino are not members of the Tribe. We compete with other potential employers for employees, and we may not succeed in hiring or retaining the executives and other employees that we may need, particularly due to the very small number of workers skilled in the gaming industry that reside in the immediate vicinity of our businesses.

Currently, we have vacancies in the offices of the Chief Executive Officer and General Manager of our Casino and are conducting a search to fill the vacancies.  We do not have employment agreements with any key executives or employees other than with our Chief Financial Officer.  We do not maintain key-man life insurance policies for any of our executives.  A sudden loss or inability to replace key employees could have a material adverse effect on our financial condition and results of operation.

A federal court decision could lead to unionization in the tribal gaming industry.

A decision by the United States Court of Appeals for the District of Columbia upheld a finding by the National Labor Relations Board that the National Labor Relations Act is applicable to tribal casinos.  This decision could lead to unionization activities, which could adversely affect our operations.

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

A change in our current non-taxable status could have a material adverse effect on our cash flow and ability to fulfill our obligations under the Senior Notes.

Based on current interpretations of U.S. tax laws, we are not now, and it is anticipated that we will not be, a taxable entity for U.S. federal income tax purposes. If these interpretations are reversed or modified, or if the federal tax law changes in this regard, our cash flow, results of operations, financial conditions and our ability to fulfill our obligations under the Senior Notes would be adversely affected.

Efforts have been made in Congress over the past several years to tax the income of tribal business enterprises. These have included a House of Representatives bill that would have taxed gaming income earned by Indian tribes as business income subject to corporate tax rates. Although such legislation was not enacted, similar legislation could be passed in the future. Future legislation in this area could materially adversely affect our ability to fulfill our obligations under the Senior Notes.

Item 1B. Unresolved Staff Comments.

None.

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

We made a distribution to the Tribe from the net proceeds of the Notes Offering to enable the Tribe to acquire and develop the Dugan Property. Title to the Dugan Property is held by the Tribe, although the Tribe is seeking to have the parcel taken into trust for the Tribe’s benefit. The Tribe has granted us access to any benefits the property may have for our Casino, including road access and water rights. As of December 31, 2009, we had $4.3 million remaining in an improvements account which was funded from proceeds from the Notes Offering to be used primarily to build an additional access road to the Tribe’s reservation through the Dugan Property. The Dugan Property may be subject to certain zoning, use, environmental and other restrictions, permits and processes under county and state law, including but not limited to certain agreements that have been made relative to the Dugan Property regarding agricultural use limitations and related property tax benefits. We have completed the initial planning on the road from the Dugan Property to the Tribe’s reservation.  The improvements to the Dugan Property are being recorded to construction in progress.

On June 28, 2007, we along with the Tribe announced plans to build a destination resort as more fully described in the press release furnished as an exhibit to our Form 8-K dated June 28, 2007. We do not currently have adequate liquidity or cash flow to finance the project as proposed. We will consider various sources of liquidity to finance the first phase of the proposed project.

Item 3. Legal Proceedings.

Runyan Litigation

On March 7, 2008, Norman Runyan, our former Chief Operations Officer, filed a wrongful termination suit against us, the Casino and Mr. Harvey Hopkins, the Chairman of the Tribe and a member of our Board, in the Sonoma County Superior Court.  We believed the case lacked merit and moved to dismiss.  On October 17, 2008, the Court issued an Order dismissing the lawsuit.  On December 3, 2008, the Court entered an Order granting our motion and dismissed the case.

On January 14, 2009, Mr. Runyan filed a Petition for Order Compelling Arbitration with the Sonoma County Superior Court, and on January 30, 2009, he filed a Motion for Order Compelling Arbitration.  In both the Petition and the Motion, Mr. Runyan sought to have the Court issue an order compelling arbitration of the claims asserted in the complaint that was dismissed by the court in December 2008.  We believed, based on fact that Mr. Runyan entered into a Severance Agreement and General Release with us, the Casino, and other released parties, that there was no basis for Mr. Runyan to seek arbitration.  On April 13, 2009, we, the Casino, and Mr. Hopkins filed a hybrid motion to quash summons and dismiss the Petition and Motion.  On June 1, 2009, the Court granted the motion in its entirety, holding that the Court lacked personal and subject matter jurisdiction, that Mr. Runyan terminated and extinguished his purported employment agreement (which contained the arbitration clause he attempted to rely on) and that he waived any right to arbitration he might have had by settling and releasing all claims.  Finally, the Court held that we and the other respondents have tribal sovereign immunity from service of process.

Mr. Runyan filed a Notice of Appeal of the Superior Court’s Order on July 27, 2009 and filed his opening brief in the First District Court of Appeal on December 11, 2009.  Our respondents brief was filed on January 8, 2009, and Mr. Runyan’s reply brief was filed on February 26, 2010.  We are now awaiting a date to be set for oral arguments.  We continue to believe that there was no basis for Mr. Runyan to seek arbitration and will argue vigorously in favor of upholding the Superior Court’s Order granting the motion to quash summons and dismissing Mr. Runyan’s petition and motion for an order compelling arbitration.

Other Legal Matters

We are involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. The Authority believes that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on its results of operations, financial condition or cash flows.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We have not issued or sold any equity securities.

Item 6. Selected Financial Data.

River Rock Casino has historically operated as a separate wholly owned operating property of the Tribe. We were formed as an unincorporated instrumentality of the Tribe to own and operate the River Rock Casino. Upon the issuance of our Notes, the Tribe reorganized so that its gaming business became owned and operated by us. This reorganization was accounted for as a reorganization of entities under common control. As a result, the assets and liabilities of the casino operating property are presented by us on a historical cost basis.

The following table presents summary historical statements of revenues and expenses, balance sheet and other data for the periods presented and should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and the related notes thereto, all included elsewhere in this Form 10-K. The historical financial data for the years ended December 31, 2009, 2008 and 2007 and balance sheet data at December 31, 2009 and 2008 have been derived from our audited historical financial statements included elsewhere in this report.

SUMMARY HISTORICAL FINANCIAL AND OTHER DATA

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Statements of Revenues and Expenses

OPERATING REVENUES:

Casino	$117,731	$124,481	$134,171	$125,912	$128,801
Food, beverage and retail	5,851	6,273	5,366	4,417	4,132
Other	912	598	615	623	663

Gross revenues	124,494	131,352	140,152	130,952	133,596

Promotional allowances	(426)	(779)	(774)	(333)	(38)

Net revenues	124,068	130,573	139,378	130,619	133,558

OPERATING EXPENSES:
Casino	16,146	20,787	23,376	20,454	19,187
Food, beverage and retail	7,329	7,063	4,640	5,997	6,311
Selling, general and administrative	41,342	43,506	43,978	39,903	46,174
Depreciation	9,554	10,025	11,801	11,503	11,012
Credit enhancement fee	—	—	11,349	8,079	7,669
Gaming commission and surveillance expense	3,791	3,695	3,023	3,154	2,773
Compact revenue sharing trust fund	1,335	1,335	1,335	1,335	1,335
Loss on sale of assets	116	—	—	—	—

Total operating expenses	79,613	86,411	99,502	90,425	94,461

INCOME FROM OPERATIONS	44,455	44,162	39,876	40,194	39,097

NON-OPERATING EXPENSE-Net:
Interest expense	(20,860)	(20,865)	(20,872)	(20,884)	(21,047)
Interest income	74	1,006	1,701	1,046	332
Other gain	—	—	4	(126)	(104)
Other income (expense), net	—	—	1	(1)	(2)

Non-operating expense-net	(20,786)	(19,859)	(19,166)	(19,965)	(20,821)

Income before Distributions to Tribe (a)	$23,669	$24,303	$20,710	$20,229	$18,276

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2006	2005
Net cash provided by operating activities	$53,957	$54,617	$65,215	$60,550	$55,749
Net cash used in capital and related financing activities	$(36,438)	$(60,888)	$(40,505)	$(32,557)	$(45,870)
Net cash provided by investing activities	$74	$1,006	$1,701	$1,046	$332
Net cash used in non-capital financing activities	$(13,324)	$(13,919)	$(12,427)	$(14,140)	$(11,180)
Adjusted EBITDA (b)	$54,391	$55,193	$53,383	$52,615	$50,335
Capital Expenditures	$16,768	$41,698	$8,193	$4,475	$17,456
Ratio of earnings to fixed charges	2.15X	2.18X	2.01X	1.98X	1.88X
Distributions to Tribe	$13,324	$13,919	$12,427	$15,521	$11,180

Summary of Assets and Long-Term Liabilities:

	December 31,	December 31,
	2009	2008
Total Assets	$208,306	$194,570
Long-term liabilities	$199,382	$199,046

The following table reconciles EBITDA and net cash provided by operating activities for the periods indicated:

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2006	2005
Net cash provided by operating activities	$53,957	$54,617	$65,215	$60,550	$55,749
(Increase) decrease in accounts receivable	198	(239)	104	110	39
(Increase) decrease inventories	(91)	16	(7)	1	(224)
(Increase) decrease in prepaid expenses and other current assets	141	(190)	32	(32)	654
Increase (decrease) in accounts payable trade credit	435	518	(1,062)	(322)	1,220
Increase (decrease) in accrued liabilities	(207)	(535)	(1,256)	(533)	338
Gain/(Loss) on sale of assets	(116)	—	5	(126)	(104)
Interest income received	74	1,006	1,701	1,046	332
Credit enhancement fee	—	—	(11,349)	(8,079)	(7,669)

Adjusted EBITDA (b)	$54,391	$55,193	$53,383	$52,615	$50,335

(a) Our financial statements are prepared in accordance with Governmental Accounting Standards Board (“GASB”) pronouncements. There are differences between financial statements prepared in accordance with GASB pronouncements and those prepared in accordance with the Accounting Standards Codification (the “Codification”) issued by the Financial Accounting Standards Board (“FASB”). The Statements of revenues, expenses and changes in net assets (deficit) are a combined statement under GASB pronouncements. FASB Codification allows a statement of income or operations and a separate statement of owners’ or shareholders’ equity (deficit), which is where distributions to owners would be presented under the FASB Codification. The amount shown above as income before distributions to Tribe would be the most comparable amount to net income computed under the FASB Codification. River Rock Entertainment Authority is a separate enterprise fund of the Tribe, a governmental entity, and as such there is no owners’ or shareholders’ equity (deficit) as traditionally represented under the FASB Codification. The most comparable measure of owners’ equity (deficit) is presented on the River Rock Entertainment Authority balance sheet as net assets (deficit).

(b) Adjusted EBITDA, as calculated above, does not represent and should not be considered an alternative to net income or cash flow from operations, as determined by Generally Accepted Accounting Principles.  Moreover, our methodologies and practices in determining adjusted EBITDA may not be comparable to those used by other companies. Adjusted EBITDA is included in this Form 10-K because it is a basis upon which we assess our liquidity and because certain covenants in the Indenture are tied to similar measures. Adjusted EBITDA is also included in this Form 10-K because we believe that it presents useful information regarding our ability to service and incur indebtedness. Adjusted EBITDA does not take into account our debt service requirements and, accordingly, is not necessarily indicative of amounts that may be available for debt service.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes beginning on page 21 of this Annual Report on Form 10-K, Item 6 — “Selected Financial Data” and Part I. Item 1. “Business.”

Overview

Current Year Highlights

As part of the effort to enhance the overall appeal of our product, we have reconfigured our gaming floor.  This effort has resulted in the reduction of approximately 358 slot machines and 4 table games, for the year ended December 31, 2009.  We will maintain our contractual rights under the Compact to operate a total of 1,600 slot machines in our Casino.  We considered many factors such as peak period demand, per unit productivity, and player comfort in our analysis to ensure that the reduction of gaming devices will not adversely impact our revenues.

A renovation was completed by December 31, 2009 as part of an overall strategic operating plan for the Casino.  In anticipation of building a new casino resort, the current facility had not been upgraded for several years.  In addition to the physical plant of the gaming operation, furniture, fixtures, equipment and gaming software was either not replaced or repaired to adequately service the needs of the business. The overall appearance and appeal of the Casino was insufficient to meet basic customer requirements.  Major components of the renovation project included upgrading slot accounting software, slot and table player tracking software, adding new carpeting, new slot chairs, interior and exterior signage and the replacement of paint and wall paper.  To additionally enhance the overall gaming experience and appeal to a broader spectrum of potential gamers, two additional food amenities were constructed.  The Fortune Café is a quick service Asian-themed restaurant designed to be a high-margin, high-volume, quick turn restaurant.  Additionally, the Center Stage Bar & Grill encompass a casual dining experience combined with the existing bar and an upgraded stage and sound system.

The construction of our expansion project has temporarily been postponed due to lack of available financing.  We are actively reviewing our financing options and remain “shovel ready” to proceed.

The Senior Notes mature on November 1, 2011. We are actively reviewing our options.  We have remained in contact with various financial institutions regarding the maturing debt to explore our options, which may include refinancing the Senior Notes.

General

We have historically operated as a separate wholly-owned operating property of the Tribe. We were formed as an unincorporated governmental instrumentality of the Tribe to own and operate the River Rock Casino. Upon the issuance of our Prior Notes, the Tribe reorganized so that its gaming business became owned and operated by us. This reorganization was accounted for as a reorganization of entities under common control. As a result, the assets and liabilities of the Casino are presented by us on a historical cost basis.

We offer Class III slot and video poker gaming machines, house banked table games (including Blackjack, Three card poker, Mini-baccarat and Pai Gow poker), Poker, featuring Texas Hold’em, comprehensive food and beverage offerings, and goods for sale in vending machines.

On November 7, 2003, we issued the Prior Notes. A portion of the net proceeds from the sale of the Prior Notes was used to fund three new parking structures, and related infrastructure improvements, to repay various debts and accrued expenses of the Tribe, as well as to increase our cash on hand. The balance of the net proceeds was used to fund a land purchase by the Tribe and settle litigation of the Tribe. In June 2004, we consummated our exchange offer of our Senior Notes for the Prior Notes.  The Senior Notes are secured by a first priority pledge of our revenues and substantially all of our existing and future tangible and intangible personal property.

At the beginning of 2003, we started our infrastructure projects, including the excavation of a hillside and the construction of retaining walls. In April 2003, we began the design process for the three new parking structures. The parking structure portion of the expansion project was completed in two phases and our existing gaming facility remained open during construction. On October 29, 2004, we obtained a temporary certificate of occupancy to open the entire first parking structure with 437 spaces. On December 1, 2004, we received a certificate of substantial completion on the first parking structure. The second phase, which included our second and third parking structures with 476 and 471 spaces, respectively, opened on December 29, 2004. Since December 31, 2006, we have had enough parking spaces available to accommodate a total of approximately 1,384 customer parked vehicles.

Critical Accounting Policies and Estimates

We have identified certain critical accounting policies and estimates that affect our more significant judgments and estimates used in the preparation of our financial statements. The preparation of our financial statements, in conformity with accounting principles generally accepted in the United States of America, requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate those estimates, including those related to asset impairment, accruals for our promotional club, compensation and related benefits, revenue recognition, contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements:

•                  Casino Revenues — Casino revenue is recognized as the net win from gaming activities, which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive slot jackpots and certain player incentives, when earned by the customer.

•                  Capital Assets — Capital assets are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	21 years
Furniture, fixtures and equipment	5 years

We evaluate our capital assets for impairment in accordance with the Accounting pronouncement GASB No. 42, “Accounting and Financial Reporting for Impairment of Capital Assets and for Insurance Recoveries.”  This Statement establishes accounting and financial reporting standards for impairment of capital assets.  Our capital assets include building and improvements, furniture, fixtures and equipment.  A capital asset is considered impaired if both the decline in service utility of the capital asset is large in magnitude and the event or change in circumstances is outside the normal life cycle of the capital asset.  We are required to evaluate prominent events or changes in circumstances affecting capital assets to determine whether impairment of a capital asset has occurred.  Common indicators of impairment include evidence of physical damage where restoration efforts are needed to restore service utility, enactment or approval of laws or regulations setting standards that the capital asset would not be able to meet, technological development or evidence of obsolescence, a change in the manner or expected duration of use of a capital asset or construction stoppage.  This Statement requires us to report the effects of capital asset impairment in its financial statements when they occur, rather than as part of the ongoing depreciation expense for the capital asset or upon disposal of the capital asset, and to account for insurance recoveries in the same manner.

•                  Accrued Progressive Slot Jackpots — Accrued progressive slot jackpots consist of estimates for prizes relating to various games that have accumulated jackpots. We have recorded the anticipated payouts as a reduction of casino revenues and as a component of accrued liabilities.  We do not accrue for the base jackpots.

•                  Contingencies — We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of December 31, 2009, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

Codification — There are differences between financial statements prepared in accordance with GASB pronouncements and those prepared in accordance with the Codification issued by the FASB. The statements of revenues, expenses and changes in net assets (deficit) are a combined statement under GASB pronouncements. The FASB Codification allow a statement of income or operations and a separate statement of owners’ or shareholders’ equity (deficit), which is where distributions to owners would be presented under the FASB Codification. The amount shown as income before distributions to the Tribe would be the most comparable amount to net income computed under the FASB Codification. We are a separate enterprise fund of the Tribe, a governmental entity, and as such there is no owners’ or shareholders’ equity (deficit) as traditionally represented under the FASB Codification.  The most comparable measure of owners’ equity (deficit) is presented on our balance sheet as net assets (deficit).

Reclassifications — Certain prior year amounts in the statements of revenues, expenses and changes in net assets (deficit) have been reclassified to be consistent with current year presentation with no change to net revenues or net income as reflected in our prior Forms 10-K, including the reclassification of e-coupons and cash incentives from promotional allowances to contra-revenues. Certain cash flow statements amounts and footnote disclosures have been adjusted to be consistent with current year presentation.

Results of Operations

Quarterly Results of Operations

The following table sets forth unaudited quarterly operations data for each full quarter for the past three years. In our opinion, this data reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the data. The results of operations for any quarter are not necessarily indicative of the results of operations for a full year or any future period. Certain amounts from prior quarters have been reclassified to be consistent with our current presentation, i.e. promotional allowances are now contra-revenue.  We expect our quarterly operating results to vary significantly in future periods.

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009	2008	2008	2008	2008
	Dollars in Thousands
OPERATING REVENUES:

Casino	$30,158	$28,152	$29,469	$29,952	$29,789	$31,090	$31,728	$31,874
Food, beverage and retail	1,485	1,459	1,481	1,426	1,772	1,308	1,874	1,319
Other	225	224	334	129	265	30	154	149

Gross revenues	31,868	29,835	31,284	31,507	31,826	32,428	33,756	33,342

Promotional allowances	(106)	(101)	(173)	(46)	(385)	(127)	(97)	(170)

Net revenues	31,762	29,734	31,111	31,461	31,441	32,301	33,659	33,172

OPERATING EXPENSES:
Casino	4,378	3,670	3,925	4,173	5,714	5,173	4,862	5,038
Food, beverage and retail	1,752	1,812	1,703	2,062	1,144	1,689	2,505	1,725
Selling, general and administrative	11,237	9,739	10,108	10,258	11,529	9,778	11,781	10,418
Depreciation	2,410	2,388	2,381	2,375	2,338	2,337	2,410	2,940
Gaming commission and surveillance expense	889	986	1,050	866	1,032	807	854	1,002
Compact revenue sharing trust fund	333	334	334	334	333	334	334	334
(Gain)/loss on sale of assets	149	—	(33)	—	—	—	—	—

Total Operating expenses	21,148	18,929	19,468	20,068	22,090	20,118	22,746	21,457

INCOME FROM OPERATIONS	10,614	10,805	11,643	11,393	9,351	12,183	10,913	11,715

NON-OPERATING EXPENSE-Net:
Interest expense	(5,215)	(5,215)	(5,215)	(5,215)	(5,215)	(5,216)	(5,217)	(5,217)
Interest income	21	21	24	8	25	227	266	488
Other income (expense), net	—	—	—	—	10	—	(1)	(9)

Non-operating expense-net	(5,194)	(5,194)	(5,191)	(5,207)	(5,180)	(4,989)	(4,952)	(4,738)

Income before Distribution to Tribe (a)	$5,420	$5,611	$6,452	$6,186	$4,171	$7,194	$5,961	$6,977

(a) Our financial statements are prepared in accordance with Governmental Accounting Standards Board (“GASB”) pronouncements. There are differences between financial statements prepared in accordance with GASB pronouncements and those prepared in accordance with the Codification issued by the FASB. The statements of revenues, expenses and changes in net assets (deficit) are a combined statement under GASB pronouncements. The FASB Codification allows a statement of income or operations and a separate statement of owners’ or shareholders’ equity (deficit), which is where distributions to owners would be presented under the FASB Codification. The amount shown above as income before distributions to the Tribe would be the most comparable amount to net income computed under the FASB Codification. River Rock Entertainment Authority is a separate enterprise fund of the Tribe, a governmental entity, and, as such, there is no owners’ or shareholders’ equity (deficit) as traditionally represented under the FASB Codification. The most comparable measure of owners’ equity (deficit) is presented on the River Rock Entertainment Authority balance sheet as net assets (deficit).

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

RESULTS OF OPERATIONS

For the Years Ended December 31, 2009, 2008 and 2007

	Years Ended December 31,			Dollar Variance		Percentage Variance
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2009 vs. 2008	2008 vs. 2007
	(Dollars in Thousands)
OPERATING REVENUES:
Casino	$117,731	$124,481	$134,171	$(6,750)	$(9,690)	-5.4%	-7.2%
Food, beverage and retail	5,851	6,273	5,366	(422)	906	-6.7%	16.9%
Other	912	598	615	314	(17)	52.6%	-2.8%

Gross revenues	124,494	131,352	140,152	(6,858)	(8,801)	-5.2%	-6.3%

Promotional allowances	(426)	(779)	(774)	354	(4)	-45.4%	0.5%

Net revenues	124,068	130,573	139,378	(6,504)	(8,805)	-5.0%	-6.3%

OPERATING EXPENSES:
Casino	16,146	20,787	23,376	(4,641)	(2,589)	-22.3%	-11.1%
Food, beverage and retail	7,329	7,063	4,640	266	2,423	3.8%	52.2%
Selling, general and administrative	41,342	43,506	43,978	(2,164)	(473)	-5.0%	-1.1%
Depreciation	9,554	10,025	11,801	(470)	(1,777)	-4.7%	-15.1%
Credit Enhancement Fee	—	—	11,349	—	(11,349)	0.0%	-100.0%
Gaming commission and surveillance expense	3,791	3,695	3,023	96	672	2.6%	22.2%
Compact revenue sharing trust fund	1,335	1,335	1,335	—	—	0.0%	0.0%
Loss on sale of assets	116	—	—	116	—	100.0%	0.0%

Total operating expenses	79,613	86,411	99,502	(6,798)	(13,091)	-7.9%	-13.2%

INCOME FROM OPERATIONS	44,455	44,162	39,876	294	4,286	0.7%	10.7%

NON-OPERATING EXPENSE-Net
Interest expense	(20,860)	(20,865)	(20,872)	5	7	0.0%	0.0%
Interest income	74	1,006	1,701	(932)	(695)	-92.6%	-40.9%
Other gain	—	—	4	—	(4)	0.0%	-100.0%
Other income, net	—	—	1	—	(1)	0.0%	-100.0%

Non-operating expense-net	(20,786)	(19,859)	(19,166)	(927)	(694)	-4.7%	-3.6%

INCOME BEFORE DISTRIBUTIONS TO TRIBE	$23,669	$24,303	$20,710	$(633)	$3,592	-2.6%	17.3%

Results of Operations — Fiscal Years ended December 31, 2009 and 2008

Net Revenues. Net revenues for the fiscal year ended December 31, 2009 (“FY 2009”) decreased by $6.5 million to $124.1 from $130.6 million for the fiscal year ended December 31, 2008 (“FY 2008”). The decrease is attributed to a national and regional economic slowdown.  Approximately 94.9% of our net revenues, net of player incentives, were from gaming activities for FY 2009.  We generated $106.1 million, or 85.5% of net revenues, net of respective player incentives of $10.2 million, from gaming devices, and $11.6 million, or 9.4% of net revenues, net of respective player incentives of $0.1 million, from table games and poker for FY 2009, as compared to $110.2 million, or 84.4% of our net revenues, net of respective player incentives of $12.0 million, from gaming devices and $14.3 million, or 11.0% of our net revenues, net of respective player incentives of $0.2 million, from table games and poker for FY 2008.  Our win per slot machine per day was $218 for FY 2009, which increased by $26 from $192 for FY 2008.  The increase in net win per machine per day is primarily attributable to the decrease in the average number of slot machines on the floor.  We have been reconfiguring our gaming floor in an effort to enhance our overall appeal.  As part of this effort, we reduced the average number of slot machines to 1,333 for FY 2009, compared to an average of 1,570 for FY 2008.  At December 31, 2009, we had 1,212 slot machines on the gaming floor.

We generated $5.4 million in food, beverage and retail sales for FY 2009, compared to $5.5 million for FY 2008 net of promotional allowances.  The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Such allowances for FY 2009 and FY 2008 were $0.4 million and $0.8 million, respectively.  We do not provide complimentary alcoholic beverages to our patrons.

Promotional Allowances. Promotional allowances for FY 2009 were $0.4 million, or 0.3% of net revenues, compared to $0.8 million, or 0.6% of net revenues, for FY 2008.

Operating expenses. Operating expenses for FY 2009 were $79.6 million, or 64.2% of net revenues, compared to $86.4 million, or 66.2% of net revenues, for FY 2008. The decrease in operating expenses is attributable to expense reductions due to cost saving measures we adopted to adjust for the decline in customer demand, as described below under Casino expense, food, beverage and retail expense, and selling, general and administrative expense.

Casino expense includes costs associated with our gaming operations and an allocation of food and beverage expense related to the costs of complimentary activities. Casino expense for FY 2009 decreased to $16.1 million, or 13.7% of Casino revenues from $20.8 million, or 16.7% of Casino revenues for FY 2008. The decrease in Casino expense is attributable to decreases in salaries and wages and related benefits, temporary suspension of our 401K matching contribution, participation fees, and wide-area progressive commissions.

Food, beverage and retail expense for FY 2009 was $7.3 million, or 135.1% of food, beverage and retail revenue net of promotional allowances, increasing from $7.1 million, or 128.6% of food, beverage and retail revenue net of promotional allowances for FY 2008.  Our food and beverage expense ratio is still significantly higher than industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

Selling, general and administrative expense for FY 2009 decreased by $2.2 million to $41.3 million, or 33.3% of net revenues, from $43.5 million, or 33.3% of net revenues, for FY 2008. The decrease in selling, general and administrative expense is attributable to the decrease in advertising, bus expense, and an allocation of expenses paid for by the Tribe that we reimburse, including human resources and warehouse.

Depreciation expense for FY 2009 was $9.6 million compared to $10.0 million for FY 2008.  Depreciation expense was computed using the straight-line method over the useful lives of property, plant and equipment. The decrease in depreciation expense is due to an increase in the amount of our assets becoming fully depreciated.

Gaming Commission and surveillance expenses for FY 2009 were $3.8 million compared to $3.7 million for FY 2008.   The increase is due to hiring new positions in preparation for the anticipated continuation of the expansion project and those new hires remained in place throughout 2009.

Compact revenue sharing trust fund expense remained the same at $1.3 million for both FY 2009 and 2008. Compact revenue sharing trust fund expense includes payments associated with licenses for 1,600 gaming devices. These fees became payable by the Tribe when we commenced operations in September 2002, and are based on the number of our gaming device licenses. Compact revenue sharing trust fund expense includes payments to the Revenue Sharing Trust Fund (“RSTF”) as required by our Compact with the State of California. The Tribe is obligated to remit certain fees to the California Gambling Control Commission on a quarterly basis for inclusion in the RSTF.  The RSTF is for the benefit of tribes that have no or limited gaming. We pay these fees on behalf of the Tribe.

Income from operations. Income from operations for FY 2009 was $44.5 million, or 35.8% of net revenues, compared to $44.2 million, or 33.8% of net revenues, for FY 2008.

Other expense, net. Other expense, net for FY 2009 increased to $20.8 million, or 16.8% of net revenues, from $19.9 million, or 15.2% of net revenues, for FY 2008, primarily representing interest expense for both periods.  Other expense, net, included $74,172 of interest income for FY 2009 compared to $1.0 million of interest income for FY 2008.  The decrease in interest income was due to a significant drop in interest rates and the decline of invested funds.

Income before distributions to the Tribe. Income before distributions to the Tribe for FY 2009 decreased by $0.6 million to $23.7 million, or 19.1% of net revenues, from $24.3 million, or 18.6% of net revenues, for FY 2008.

Results of Operations — Fiscal Years ended December 31, 2008 and 2007

Net Revenues. Net revenues for the fiscal year ended December 31, 2008 (“FY 2008”) decreased by $8.8 million to $130.6 from $139.4 million for the fiscal year ended December 31, 2007 (“FY 2007”). The decrease is attributed to a national and regional economic slowdown.  Approximately 95.3% of our net revenues, net of player incentives, were from gaming activities for FY 2008.  We generated $110.2 million, or 84.4% of net revenues, net of respective player incentives of $12.0 million, from gaming devices, and $14.3 million, or 11.0% of net revenues, net of respective player incentives of $0.2 million, from table games and poker for FY 2008, as compared to $119.0 million, or 85.3% of our net revenues, net of respective player incentives of $11.3 million, from gaming devices and $15.2 million, or 10.9% of our net revenues, net of respective player incentives of $0.2 million, from table games and poker for FY 2007.  Our win per slot machine per day was $192 for FY 2008, which decreased by $15 from $207 for FY 2007.  There were an average number of slot machines of 1,570 for FY 2008, compared to an average of 1,566 for FY 2007.

We generated $5.5 million in food, beverage and retail sales for FY 2008, compared to $4.6 million for FY 2007, net of promotional allowances.  In part, the increase is due to the May 2008 issuance of our alcohol license resulting in alcohol sales that were non-existent in 2007 and the decrease of promotional allowances as a result of a strategic reduction to narrow our marketing focus on higher revenue generating players.  The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Such allowances for FY 2008 and FY 2007 were $0.8 million and $0.8 million, respectively.  We do not provide complimentary alcoholic beverages to our patrons.

Promotional Allowances. Promotional allowances for the FY 2008 were $0.8 million, or 0.6% of net revenues, compared to $0.8 million, or 0.6% of net revenues, for FY 2007.

Operating expenses. Operating expenses for FY 2008 were $86.4 million, or 66.2% of net revenues, compared to $99.5 million, or 71.4% of net revenues, for FY 2007. The decrease in operating expenses is primarily attributable to the elimination of the Credit Enhancement Fee in FY 2008 which totaled $11.3 million in FY 2007, along with the decrease in depreciation of original equipment that was placed into service when the Casino first commenced operations and has fully depreciated.

Casino expense includes costs associated with our gaming operations and an allocation of food and beverage expense related to the costs of complimentary activities. Casino expense for FY 2008 decreased to $20.8 million, or 16.7% of Casino revenues, from $23.4 million, or 17.4% of Casino revenues for FY 2007. The decrease in Casino expense is attributable to decreases in participation fees, and wide-area progressive commission.

Food, beverage and retail expense for FY 2008 was $7.1 million, or 128.6% of food, beverage and retail revenue net of promotional allowances, increasing from $4.6 million, or 101.1% of food, beverage and retail revenue net of promotional allowances for FY 2007.  The increase in food, beverage and retail expense is primarily attributed to the increase in costs of goods, salaries and wages and related benefits.  Our food and beverage expense ratio is still significantly higher than industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

Selling, general and administrative expense for FY 2008 decreased by $0.5 million to $43.5 million, or 33.3% of net revenues, from $44.0 million, or 31.6% of net revenues, from FY 2007.

Depreciation expense for FY 2008 was $10.0 million compared to $11.8 million for FY 2007.  Depreciation expense was computed using the straight-line method over the useful lives of property, plant and equipment. The decrease in depreciation expense is due to original equipment that was placed into service when the Casino commenced operation and has fully depreciated.

Credit Enhancement Fee expense was no longer applicable in FY 2008 compared to $11.3 million in FY 2007.  We began paying the credit enhancement fee to Dry Creek Casino (“DCC”) in June 2003. We had the right to terminate the Development Agreement by exercising a buy-out option and did so on January 31, 2007.

Gaming Commission and surveillance expenses for FY 2008 were $3.7 million compared to $3.0 million for FY 2007.   The increase is primarily due to an increase in wages and new positions, along with an increase in audit and legal fees due to financing activities.

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

Other expense, net. Other expense, net for FY 2008 increased to $19.9 million, or 15.2% of net revenues, from $19.2 million, or 13.8% of net revenues, for FY 2007.  Other expense, net, included $1.0 million of interest income for FY 2008 compared to $1.7 million of interest income for FY 2007.  The decrease in interest income was due to a drop in interest rates and the decline of invested funds.

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

Construction of our Casino and infrastructure improvements commenced on April 1, 2002. The first portion of our gaming facility was completed in September 2002. As of December 31, 2009, we had spent approximately $166.5 million, net of disposals, on the planning, development and construction of our gaming facility, infrastructure and furniture, fixtures and equipment, excluding the proposed future expansion project. We financed the development with borrowings and development advances.

In FY 2009, we spent $12,800 on the development of land adjacent to the Tribe’s reservation (the “Dugan Property”) which is expected to include an additional access road to our Casino. We have $4.3 million remaining in a restricted account funded from the proceeds of our Notes Offering for the development of the Dugan Property.

Our capital expenditures for FY 2009 and 2008 were $16.8 million and $41.7 million, respectively. Our capital expenditures in 2009 consisted primarily of slot machines and master plan development.  The master plan development related expenditures totaled $11.8 million of related expenditures reimbursed to the Tribe they had incurred on our behalf and $0.3 million of related expenditures paid by the Casino. Our 2008 capital expenditures consisted primarily of work contracted for by the Tribe on our behalf and completed in 2008 for master plan development costs for our proposed expansion project and infrastructure improvements, which includes the construction of the lower Acorn Road.

As of December 31, 2009, we had cash and cash equivalents of $31.6 million, as compared to $27.3 million as of December 31, 2008.  As of December 31, 2009 and 2008, respectively, we had restricted cash of $7.1 million.

Restricted cash consists of net proceeds from the Notes Offering and investment earnings thereon set aside in construction financing accounts, for construction costs for the three parking structures, infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds for the development of the Dugan Property. Our restricted cash is held in escrow accounts that can only be used for authorized construction disbursements until the related projects are completed.  Additionally, our operating account is pledged to the Trustee for the benefit of itself and the holders of the Senior Notes until disbursed in accordance with the terms of the Cash Collateral and Disbursement Agreement. Funds may generally be disbursed by our bank from the operating account for all purposes permitted by the Indenture.

Our principal source of liquidity for uses other than our expansion project during FY 2009 consisted of cash flow from operating activities.  Net cash provided by operating activities for FY 2009 was $54.0 million, a decrease of $0.7 million, from $54.6 million for FY 2008. Net cash provided by operating activities for FY 2008 decreased by $10.6 million, from $65.2 million for FY 2007.

Net cash used in capital and related financing activities for FY 2009 was $36.4 million, as compared to $60.9 million for FY 2008.  Cash flow used in capital and related financing activities was primarily for the purchase of property and equipment and interest paid on the Senior Notes.  The decrease was primary attributable to the decrease in reimbursements to the Tribe for property and equipment as a result of completed work contracted for on our behalf by the Tribe for master plan development for our proposed expansion project and infrastructure improvements, which includes the construction of the lower Acorn Road, decreasing cash used in capital and related financing activities by $24.4 million.

Net cash used in non-capital financing activities for FY 2009 was $13.3 million, a decrease of $0.6 million from $13.9 million for FY 2008.  Net cash used in non-capital financing activities consist of distributions to the Tribe.

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

Additionally, the Indenture limits our ability to incur additional indebtedness. See Item 1 — “Business — Material Agreements — The Senior Notes and the Related Indenture.”

The Senior Notes mature on November 1, 2011. We are actively reviewing our options.  We have remained in contact with various financial institutions regarding the maturing debt to explore our options, which may include refinancing the Senior Notes.

On June 28, 2007, we and the Tribe announced plans to build a destination resort as more fully described in the press release furnished as an exhibit to our Form 8-K dated June 28, 2007. We do not currently have adequate liquidity or cash flow to finance the project as proposed. We will consider various sources of liquidity to finance the first phase of the proposed project.

The Tribe has incurred expenses on our behalf that relate to the master planning of the proposed resort and an allocable portion of infrastructure improvements on the Tribe’s reservation that benefit us.  Total expenses incurred and subsequently reimbursed to the Tribe for the year ended December 31, 2009 were $11.8 million.   On January 8, 2010, our Board of Directors authorized the reimbursement of the Tribe in an amount not to exceed $14.9 million for expenses that the Tribe incurred on our behalf for master planning of the proposed resort and our allocable share of infrastructure improvements on the reservation.  The approval included a payment schedule under which we will reimburse the Tribe $400,000 monthly from February 1, 2010 through April 1, 2010, and $700,000 monthly thereafter without exceeding $14.9 million. We believe that the $14.9 million of reimbursements represents the balance of master planning expenses and related infrastructure paid by the Tribe.  When the reimbursement payments are made, the related expenses will be capitalized and reflected in construction-in-progress. The reimbursed costs consist of engineering and design costs related to the proposed master plan development, including electrical, HVAC, landscaping, interior design services and consulting fees for legal, branding, feasibility, and public relations services, as well as the construction costs of the lower Acorn Road.

The construction of our expansion project has temporarily been postponed due to lack of funding.  We are actively reviewing our financing options and remain “shovel ready” to proceed.

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”) that, among other things, settled several long-standing legal disputes between Sonoma County and the Tribe and provides a binding framework for resolving future disputes.  We believe the MOA has had significant positive impacts on the conduct of our business and the Tribe’s ability to develop our expansions plans and construct our proposed hotel and casino resort.  Pursuant to the MOA, the Tribe has agreed to pay the County up to $75 million in mitigation fees over a 12 year period to offset impacts of the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and is intended to support the services being provided by the County.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in the County. Such in lieu fees could total as much as $25 million during the term of the MOA. The Tribe has not made any determinations to seek reimbursement or direct payment from us of amounts due to the County pursuant to the MOA.

As part of the effort to enhance the overall appeal of our product, we have been reconfiguring our gaming floor.  This effort has resulted in the reduction of approximately 372 slot machines since June 2009 and 2 table games since August 2009.  We will maintain our contractual rights under the Compact to operate a total of 1,600 slot machines in our Casino and pay the related RSTF payments.  We considered many factors such as peak period demand, per unit productivity, and player comfort in our analysis to ensure that the reduction of gaming devices will not adversely impact our revenues.  The reduction of gaming units on the Casino floor has provided us an opportunity to upgrade current amenities, improve player comfort and enhance entertainment value. We are confident that these improvements, targeted at improving product appeal, will ultimately open up a greater spectrum of potential consumers within our designated market area.  In combination with our continuing effort to improve operational efficiency, upgrading our gaming technology, and refocusing our marketing efforts, we are confident that we will have set a solid foundation for improved and sustained cash flows.

Contractual Obligations as of December 31, 2009

The following table summarizes our contractual obligations and commitments as of December 31, 2009:

	Total	1 year	1-3 years	3-5 years
Long-term debt obligations (a)	$200,492,203	$492,203	$200,000,000	$—
Operating lease obligations	1,384,634	548,808	831,551	4,275

Total obligations (b)	$201,876,837	$1,041,011	$200,831,551	$4,275

(a)                                  Excluded from long-term debt obligations above are interest payments of $19.5 million in 1 year and $16.3 million in 2-3 years.

(b)                                 The Compact requires us to pay a quarterly fee of $0.3 million to the RSTF based on the number of our licensed gaming devices. Total obligations do not include the RSTF payments.  On January 8, 2010, our Board of Directors authorized the reimbursement of the Tribe in an amount not to exceed $14.9 million for expenses that the Tribe incurred on our behalf for master planning of the proposed resort and our allocable share of infrastructure improvements on the reservation.  The approval included a payment schedule under which we will reimburse the Tribe $400,000 monthly from February 1, 2010 through April 1, 2010, and $700,000 monthly thereafter without exceeding $14.9 million (see Note 4 of our financial statements) which are not included in total obligations.

Regulation and Taxes

We are subject to extensive regulation by the TGA, the California Gambling Control Commission and the National Indian Gaming Commission. Changes in applicable laws or regulations could have a significant impact on our operations.

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into the MOA that, among other things, settled several long-standing legal disputes between Sonoma County and the Tribe, and provides a binding framework for resolving future disputes.   Under the MOA, the County agreed to drop its opposition to the Tribe’s application for a liquor license.  In a related action, the Alexander Valley Association (“AVA”), a local business and residents association which has long objected to the issuance of a liquor license, agreed to withdraw its objections to the license and has persuaded its members and a number of other protestors to do likewise.

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

The Tribe has agreed to pay the County up to $75 million in mitigation fees over a 12 year period to offset impacts of the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and is intended to support the services being provided by the County.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in the County. Such in lieu fees could total as much as $25 million during the term of the MOA.  The Tribe has not made any determinations to seek reimbursement or direct payment from us of amounts due to the County pursuant to the MOA.

We believe the MOA has had significant positive impacts on the conduct of our business and our and the Tribe’s ability to develop our expansions plans and construct our proposed hotel and casino resort.

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

Through December 31, 2009, we had not invested in derivative or foreign currency-based financial instruments. Additionally, we primarily have fixed rate debt. As such, we do not believe we have material exposure to market risk.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and notes thereto, referred to in Item 15(A) (1) of this Form 10-K, are filed as part of this report and appear in this Form 10-K beginning on page 43.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our Acting Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Acting Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on the evaluation, our Acting Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the U.S.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.   Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has conducted, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of December 31, 2009.  Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

We were formed in 2003 as an unincorporated instrumentality of the Tribe. We are governed by a five-member Board of Directors consisting of the same five members as those of the Tribe’s Board of Directors. The Tribe’s Board of Directors is elected biennially by the Tribal Council (the approximately 553 voting members of the Tribe), and consists of five members, including a Chairperson, a Vice Chairperson, a Secretary-Treasurer. The elections for our Board of Directors take place in late fall, every two years.  Our last election was postponed pending the resolution of the status of certain voting members of the Tribe.  The Tribe resolved these issues and the election proceeded on May 16, 2009.  The members of our Board of Directors will serve for so long as they serve on the Tribe’s Board of Directors.

Our Board of Directors

The table below sets forth information about the current members of our Board of Directors:

Name	Age	Position(s) Held

Harvey Hopkins	61	Chairperson
Augusto “Gus” Pina	66	Vice Chairperson
Salvina Norris	31	Secretary/Treasurer
Marina Nojima	28	Board Member
Gabe Nevarez	46	Board Member

Harvey Hopkins serves as our Chairperson.  Mr. Hopkins has served as Chairperson of the Tribe’s Board of Directors since November 20, 2004.  Mr. Hopkins served as our Chairperson from November 20, 2004 to July 14, 2006. Thereafter, Mr. Hopkins served as a Board Member until May 16, 2009.  Mr. Hopkins began a professional career in construction in 1970 and has been a licensed excavating contractor for 29 years.  He grew up in Santa Rosa, California, and has been a lifelong member of the Dry Creek Rancheria Band of Pomo Indians.  He and his wife have also been in the trucking business for the last 16 years and currently own American Indian Management Inc. Trucking Company.  Additionally, Mr. Hopkins worked for American Civil Constructors West Coast for the past 15 years.

Augusto “Gus” Pina serves as our Vice Chairperson.  Mr. Pina had served as a Board Member since November 20, 2004. Mr. Pina retired as vice president of the Santa Rosa office of Bank of the West. Prior to joining Bank of the West in 1992, Mr. Pina served in various managerial positions at Crocker Bank and Bank of America. Mr. Pina was honorably discharged from the US Navy in 1964. Except during his service to the US Navy, Mr. Pina has lived in Sonoma County his entire life. He has been a member of Rotary International, Cotati Planning Commissioner, Cotati Chamber President, former board member of KRCB channel 22 and a former member of the Petaluma Boys & Girls Club.

Salvina Norris serves as our Secretary/Treasurer.  Ms. Norris has served as a Board member since May 16, 2009.  Mrs. Norris worked for the Casino from 2005 through 2008, starting in the security department and later in to the slot department.  Mrs. Norris worked for the Tribe’s Project Development Department from 2008 to 2009 specializing in document control.  Additionally, Mrs. Norris serves on the Tribe’s Code of Conduct Committee.

Marina Nojima has served as a Board Member since May 16, 2009.  Mrs. Nojima worked for the Tribe from 2003 through 2006, as an Indian Child Welfare Advocate.  Mrs. Nojima left her employment with the Tribe to obtain her Bachelor of Arts in psychology from Sonoma State University.  Ms. Nojima has been employed at Anova Center for Education since 2008, in the capacity of school secretary.  Additionally, Mrs. Nojima was a member of the Tribe’s Education and Peace Protection Committee.

Gabe Nevarez has served as a Board Member since October 7, 2006. Mr. Nevarez had served on the Tribe’s Board of Directors as a member-at-large from 1998 through 2004. He had previously served on our Board of Directors as a member-at-large from its inception through November 2004. Mr. Nevarez has been employed in retail sales in Santa Rosa, CA since 1986. Mr. Nevarez has previously served as a member of the Enrollment, Personnel, Housing and Legislative Committees of the Tribe.

Executive Officers

The table below sets forth information about certain key executive officers as of December 31, 2009.

Name	Age	Position(s) Held

John Cirrincione	47	Chief Operations Officer and Acting Chief Executive Officer, General Manager

Joseph R. Callahan	57	Chief Financial Officer

On January 22, 2009, Mr. Shawn S. Smyth left the position of Chief Executive Officer and General Manager of the Casino to pursue other interests.  Upon Mr. Smyth’s departure, our Chief Operations Officer, Mr. John Cirrincione, was appointed as Acting Chief Executive Officer and General Manager.  From August 2009 through November 2009, Mr. Scott Garawitz served as our Chief Executive Officer and General Manager.  Upon Mr. Garawitz’s departure, Mr. Cirrincione again assumed the titles of Acting Chief Executive Officer and General Manager.  On January 22, 2010, Mr. John Cirrincione left the positions of Chief Operations Officer and Acting Chief Executive Officer and General Manager to pursue other interests.  Mr. Joseph Callahan was immediately appointed as the Acting Chief Executive Officer and General Manager.  Additionally, Mr. Hans Winkler assumed the role of Acting Assistant Chief Financial Officer.  Mr. Winkler has been the Chief Financial Officer of the Tribe since 2004 and will continue to act in that capacity.  Mr. Winkler served as our Chief Financial Officer from April through July 2006.  From 2002 to 2004, Mr. Winkler was Controller of the Tribe.  Prior to his employment by the Tribe, Mr. Winkler worked for the accounting firm of Ralph J. Ricciardi for 14 years.  Mr. Winkler is 47 years old.  We are currently conducting a search for a new Chief Executive Officer and General Manager.

Set forth below is a brief description of the business experience of our key executive officers. The following descriptions for our officers include employment by River Rock Casino as our predecessor.

John Cirrincione was our Chief Operations Officer from October 7, 2008 until January 22, 2010.  Mr. Cirrincione has 23 years experience in the gaming industry, most recently as General Manager of Downstream Casino Resort, a high-end casino facility with 2,100 slots, 45 games, 5 restaurants, 226 hotel rooms and a 36 hole golf course in Quapaw, Oklahoma.  Mr. Cirrincione was part of the project team credited with bringing the resort from groundbreaking to operation within 10 months and 26 days. Prior positions include serving as General Manager of Gila River Gaming Enterprises, Inc. in Chandler, Arizona, Director of Operations for the Sands Hotel Casino in Reno, Nevada from 1999 through 2003 and as a Casino Manager and start up team with Thunder Valley Casino Resort in Lincoln, California. Additionally, Mr. Cirrincione was employed by Mystic Lake Hotel Casino in Prior Lake, Minnesota, as Director of Table Games Operations, and as Assistant Director of Table Games for the Atlantis Casino Resort in Reno, Nevada. He graduated with a BS in Communications from the State University of New York College at Fredonia in 1984, and became certified in gaming management at the University of Nevada in 1994.

Joseph R. Callahan has been our Chief Financial Officer since August 8, 2007.  Mr. Callahan has a diverse Casino Executive background in Finance and Accounting, Hotel, Food and Beverage and Gaming Operations. Most recently, Mr. Callahan worked for Fantasy Springs Casino in Indio, California where he had been the Director of Accounting and Finance since 2005.  Prior to that he spent 5 years with Mohegan Sun where he was Finance Director specializing in Strategic Planning and Analysis and Labor and Productivity.  Mr. Callahan has spent several years working for Station Casinos in Las Vegas, Nevada as an Analyst, Finance Director and also Director of Hotel Operations.  In 1994, Colonel Callahan retired from the U.S. Air Force after 20 years of service.

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

Audit Committee of the Board of Directors; Financial Expert

We do not have a separate audit committee of our Board of Directors. Our full Board of Directors has assumed the audit committee functions of our casino except that our TGA is responsible under our Compact to hire, monitor the performance of and, if necessary, replace the independent auditors and to approve any significant non-audit relationship with the independent auditors and assess the independent auditor’s qualifications and independence.

Our Board of Directors has determined that it does not have an audit committee financial expert.

Item 11. Executive Compensation

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

We believe that the compensation of our officers should reflect their success as individuals and as members of a management team, in attaining key operating objectives, such as growth of revenues and operating earnings. We believe that the performance of the officers in managing our company, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation. In setting our officers’ compensation, we intend to be competitive with other gaming companies. Our discretionary cash bonuses are an important element of our ability to recruit and retain talented employees and reward achievement since we do not pay any equity-based compensation.

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

As part of its annual review of officer compensation, our Board of Directors takes into account each officer’s total compensation from prior years, as well as information contained in compensation surveys. After reviewing the above factors, our Board of Directors makes the ultimate compensation determinations.  Compensation determinations relating to incentive bonuses to our executive officers and managers, as well as base compensation, are determined solely by our Board of Directors.

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

•                  Responsibility and authority of each position relative to other positions within the Casino; and

•                  Contributions as a member of the senior management team.

These elements fit into our overall compensation objectives by helping to secure the future potential of our operations, providing proper compliance and regulatory guidance, and helping to create a cohesive team.

In addition to wages, we normally provide all employees including executives with 401(k) match at 100% up to 3% of gross annual pay, as well as paid medical, dental, vision and life insurance.  We also provide insurance for dependents while paying for 50% of employee dependent premiums.

Overview of Director Compensation and Procedures

We review the level of compensation of our directors on an annual basis. To determine how appropriate the current level of compensation for our directors is, we have historically obtained data from a number of different sources such as salary surveys and industry standards.

Retention Agreements

We do not have individual retention agreements with any employee except for severance arrangements with our former Chief Operations Officer and with our Chief Financial Officer, who now also serves as our Assistant General Manager, contained in their respective employment contracts that are discussed in Item 11 - “ Executive Compensation - Employment Agreements.”

Compensation Committee Interlocks and Insider Participation

No member of the Board of Directors has served as one of our officers or employees at any time. None of our executive officers serve as a member of the Board of Directors of any other company that has an executive officer serving as a member of our Board.

Board of Directors Report

Our Board of Directors has reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussions with management, the Board of Directors has approved the Compensation Discussion and Analysis and it is to be included in our Annual Report on Form 10-K for 2009. This report is provided by our full Board of Directors:

Harvey Hopkins, Chairperson

Gus Pina, Vice Chairperson

Salvina Norris, Secretary/Treasurer

Marina Nojima, Member

Gabe Nevarez, Member

Executive Officers

The following tables provide summary compensation information for each of the fiscal years ended December 31, 2009, 2008 and 2007:

Executive Officers serving during 2009	Year	Salary	Bonus (a)	Other Compensation (b)	Total
	(In Dollars)

Shawn S. Smyth (c)	2009	126,396	75,000	4,661	206,057
Chief Executive Officer	2008	298,268	75,000	12,979	386,247
	2007	324,038	51,500	18,753	394,291

Scott Garawitz	2009	100,833	—	2,302	103,135
Chief Executive Officer (d)	2008	—	—	—	—
	2007	—	—	—	—

Joseph R. Callahan	2009	246,310	58,750	7,194	312,254
Chief Financial Officer (e)	2008	225,702	25,000	6,808	257,510
	2007	78,346	19,587	2,182	100,115

(a) Dollar amounts for bonuses are not guaranteed and represent the maximum amount that the principal officer may receive.

(b) “Other Compensation” includes medical, dental, vision and other health benefits provided.

(c) Shawn S. Smyth began serving as our Chief Executive Officer in April 2006 and left the office in January 2009.

(d) Scott Garawitz began serving as our Chief Executive Officer in August 2009 and left the office in November 2009.

(e) Joseph R. Callahan began serving as our Chief Financial Officer as of August 8, 2007.  As of January 22, 2010, Mr. Callahan also serves as our Acting Chief Executive Officer.  On March 12, 2010, we entered into an employment agreement with Mr. Callahan to continue serving as our Chief Financial Officer and to begin serving as our Assistant General Manager.

(f) John Cirricione began serving as our Chief Operations Officer in October 7, 2008 and left the office in January 2010.  He also served as Acting Chief Executive Officer from January 2009 until August 2009 and from November 2009 until January 2010.

Employment Agreements.

We entered into an employment agreement with Mr. Joseph R. Callahan on October 17, 2007 effective as of August 8, 2007 to serve as our Chief Financial Officer. This three year employment agreement commenced on August 8, 2007, and provides Mr. Callahan an annual salary of $225,000 and a discretionary bonus, as determined by our Board, of not more than 25% of his annual salary based on various criteria.  If Mr. Callahan’s employment is terminated for other reasons set forth in the employment agreement including death or disability, Mr. Callahan will be entitled to his salary for three months.  Either party may terminate the agreement with a 30 day written notice.  Effective March 12, 2010, we entered into a new employment agreement with Mr. Callahan whereby Mr. Callahan will continue to serve as our Chief Financial Officer and will become the Assistant General Manager of the Casino.  The term of Mr. Callahan’s agreement is three years, unless terminated earlier by the parties under the terms of the agreement. The agreement provides for the payment to Mr. Callahan of an initial annual base salary of $250,000.  Mr. Callahan will also be eligible to receive an annual bonus at the discretion of the Authority’s Board of Directors not to exceed thirty percent (30%) of his annual base salary.  This agreement supersedes Mr. Callahan’s employment agreement dated October 17, 2007 that was scheduled to terminate on August 7, 2010.

We entered into an employment agreement with Mr. John Cirrincione on October 8, 2008 effective as of October 7, 2008 to serve as our Chief Operations Officer.  This three year employment agreement commenced on October 7, 2008, and provides Mr. Cirrincione an annual salary of $275,000 and a discretionary bonus, as determined by our Board, of not more than 25% of his annual salary based on various criteria.  If Mr. Cirrincione’s employment is terminated for other reasons set forth in the employment agreement including death or disability, Mr. Cirrincione will be entitled to his salary for three months.  Either party may terminate the agreement with a 30 day written notice.  Mr. Cirrincione resigned on January 22, 2010 and was paid severance in accordance with his employment agreement in the amount of $78,202.

We have no other employment agreements with our principal executive officers.

Potential Payments to Named Executive Officers Upon Termination

Pursuant to his employment agreements, Mr. Callahan is entitled to potential severance payments upon certain terminations of employment.   The terms and conditions for when severance payments are triggered, how payment amounts are determined, and what conditions are attached to the executive’s receipt of severance payments are substantially similar for all of our executive officers.

Triggering Events: Mr. Callahan is entitled to receive severance payments in the event of any termination of his employment as a result of the following events:

•                  The executive dies or becomes unable to perform the duties and responsibilities set forth in his employment agreement by reason of long-term physical or mental disability, defined as a period of disability that exceeds three (3) months;

•                  We, for any reason, cease to operate the Casino; or

•                  We give the executive ninety (90) days’ written notice of executive’s termination.

If severance is owed to Mr. Callahan, we will be obligated to continue to pay the executive his base compensation in effect as of the date of termination for a severance period following termination equal to three months. Additionally, we will be obligated, to the extent elected by the executive, to continue all employee benefits for that three month period.

The following table sets forth a summary of the estimated payments required to be made by us as if severance had been triggered under our employment agreements on December 31, 2009:

Name and Principal Position	Continued Payment of Base Compensation	Continued PTO Accrual	Employee Benefits	Total Severance Compensation
John Cirrincione, Chief Operating Officer	$68,750	$7,529	$1,923	$78,202
Joseph R. Callahan, Chief Financial Officer	$56,250	$6,361	$1,708	$64,319

Mr. Cirrincione left as our Chief Operations Officer and Acting Chief Executive Officer and General Manager on January 22, 2010.  Mr. Cirrinione’s severance package was $78,202.

Compensation of Our Board

We are governed by a five-member Board of Directors consisting of the same five members as those of the Tribe’s Board of Directors. The Tribe compensates members of each Board of Directors for the services they render. In 2009, we reimbursed the Tribe for 50% of the total compensation of the Board members reflecting an estimate of the total time allocable to our Board’s matters. The members of the Board of Directors received the following amounts for their service as members of the Tribe’s Board of Directors and as members of our Board of Directors for the fiscal year 2009:

Name	Title	Annual Fees Paid in Cash	All Other Compensation	Total

Harvey Hopkins	Chairperson	$100,000	$—	$100,000
Betty Arterberry (a)	Chairperson (former)	28,885	—	28,885
Augusto “Gus” Pina	Vice Chairperson	56,319	—	56,319
Margie Rojes (a)	Vice Chairperson (former)	24,761	—	24,761
Salvina Norris	Secretary/Treasurer	36,371	—	36,371
Marina Nojima	Board Member	24,243	—	24,243
Gabe Nevarez	Board Member	40,000	—	40,000

(a) Betty Arterberry and Margie Rojes completed their term on May 15, 2009 and were not re-elected.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

We have no outstanding equity securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Distributions to the Tribe were $13.3 million, $13.9 million and $12.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Under the Indenture, we currently are restricted from making payments to the Tribe other than payments specifically permitted by our Indenture.

The Tribe incurred $67.1 million in total expenses on our behalf for master planning of the proposed resort and infrastructure improvements on the reservation that benefit us.  Almost all of said expenditures were incurred prior to 2009 before construction was suspended.  We reimbursed the Tribe $40.6 million through 2008 and $11.8 million during 2009.  On January 8, 2010, our Board of Directors authorized the reimbursement of the Tribe in an amount not to exceed $14.9 million in additional related expenses.  The approval included a payment schedule according to which we will reimburse the Tribe $400,000 monthly from February 1, 2010 through April 1, 2010, and $700,000 monthly thereafter without exceeding $14.9 million. We believe that the $14.9 million of reimbursements represents the balance of master planning and related infrastructure expenses paid by the Tribe.  When the reimbursement payments are made, the related expenses will be capitalized and reflected in construction-in-progress. The reimbursed costs consist of engineering and design costs related to the proposed master plan development, including electrical, HVAC, landscaping, interior design services and consulting fees for legal, branding, feasibility, and public relations services, as well as the construction costs of the lower Acorn Road.

The Tribe has incurred expenses on our behalf that relate to the development of land adjacent to the Tribe’s reservation, the Dugan Property, which is expected to include an additional access road to our Casino.  Total expenses previously incurred and subsequently reimbursed to the Tribe for the twelve months ended December 31, 2009, 2008 and 2007 were $12,800, $0.3 million and $0, respectively.

The Tribe enacted a tribal gaming ordinance in April 1997, which, among other matters, created and established the TGA as a governmental subdivision of the Tribe. The TGA is responsible for the regulation of all gaming activities conducted by the Tribe or us on tribal lands. We pay for various expenses of the TGA (gaming commission expense), surveillance, plant operations, human resources, and warehouse. All of these departments are operated by the Tribe. These expenses include but are not limited to payroll and related expenses, legal and other operational expenses.  These expenses were $7.2 million, $7.9 million and $7.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.  In 2007, the purchasing department was operated by the Tribe.  However, in 2008, we began operating our own purchasing department.

The Tribe is obligated to remit certain fees to the CGCC on a quarterly basis for inclusion in the RSTF. The RSTF is for the benefit of tribes in California that have no or limited gaming. We pay these fees on behalf of the Tribe. Compact revenue sharing trust fund expense remained the same at $1.3 million for the years ended December 31, 2009, 2008 and 2007. Compact revenue sharing trust fund expense includes payments associated with operating 1,600 gaming devices. These fees became payable by the Tribe when we commenced operations in September 2002, and are based on the number of our gaming device licenses. Compact revenue sharing trust fund expense includes payments to the RSTF as required by our Compact with the State of California.

We reserved 50 recreational vehicle spaces and 10 campsite spaces at Alexander RV Park and Campground for casino guests.  Alexander RV Park and Campground is a wholly owned subsidiary of the Tribe.  The cost of reserving the parking spaces and campsite spaces was $0.3 million for 2009, 2008 and 2007, respectively.

Pursuant to the MOA, the Tribe has agreed to pay the County up to $75 million in mitigation fees over a 12 year period to offset impacts of the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and are intended to support the services being provided by the County.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in the County. Such in lieu fees could total as much as $25 million during the term of the MOA.  The Tribe has not made any determinations to seek reimbursement or direct payment from us of amounts due to the County pursuant to the MOA.

Review, Approval or Ratification of Transactions with Related Persons

Our Board of Directors reviews and approves or disapproves all related party transactions, and our written Code of Business Conduct and Ethics further requires that any transaction involving a potential conflict of interest involving an executive or an employee must be disclosed and approved by our full Board of Directors.

Director Independence

We are a governmental instrumentality of the Tribe and are managed by a board of directors of five members, all of whom are enrolled members of the Tribe. Our Board of Directors is constituted by the same persons who constitute the Board of Directors of the Tribe.  The Board of Directors of the Tribe is elected biannually by the enrolled members of the Tribe, who alone have the power to appoint and remove our directors. Mr. Harvey Hopkins, the Chairperson our Board of Directors, has been serving as the Chairperson of the Board of Directors of the Tribe since 2004.

We are 100% owned by the Tribe and have issued only debt securities which are not listed on a national securities exchange or in an inter-dealer quotation system. As a result, we are not a listed issuer and a majority of the directors on our Board of Directors are not required to be independent.

Item 14.  Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed for professional services rendered by our Independent Registered Public Accounting Firm, for the audit of our annual financial statements as well as the aggregate fees billed for audit-related services and all other services rendered for the years ended December 31, 2009 and 2008.

	Fiscal Year	Fiscal Year
	2009	2008

McGladrey & Pullen, LLP
Audit Fees	$460,722	$—
Audit-Related Fees	$28,766	$—
All Other Fees	$—	$—

Deloitte & Touche LLP
Audit Fees	$243,844	$388,396
Audit-Related Fees	$—	$27,478
All Other Fees	$7,864	$—

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

All above audit services were pre-approved by the TGA, which, under the Compact, has responsibility for ensuring that the audit is performed. The TGA concluded that the provision of such services by McGladrey & Pullen, LLP and Deloitte & Touche LLP were compatible with the maintenance of such firms’ independence in the conduct of auditing functions. The TGA’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

A. Financial Statements

(a) Documents filed as part of this report.

1. The following financial statements of the Authority and the Report of McGladrey & Pullen LLP, an independent registered public accounting firm, appear on pages 47 through 60 of this Form 10-K and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Balance Sheets of the River Rock Entertainment Authority as of December 31, 2009 and 2008

Statements of Revenues, Expenses and Changes in Net Assets (Deficit) for the Years Ended December 31, 2009, 2008 and 2007

Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Notes to Financial Statements

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

10.8

Employment Agreement, dated as of March 12, 2010, by and between the Authority and Joseph R. Callahan (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 15, 2010, and incorporated by reference herein)

10.9	Agreement, dated as of April 1, 2004, by and between the Authority and Swinerton Builders (filed as Exhibit 10.19 to the Form S-4, and incorporated by reference herein)

10.10	Lease Agreement, dated as of May 30, 2002, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.20 to the Form S-4, and incorporated by reference herein)

10.11

Amendment No. 1 to Lease Agreement, dated as of February 26, 2004, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.21 to the Form S-4, and incorporated by reference herein)

10.12

Amendment No. 2 to Lease Agreement, dated as of August 29, 2005, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.20 to the Form 10-K filed with the SEC on April 17, 2007, and incorporated by reference herein)

10.13	Amendment No. 1 to Lease Agreement, dated as of June 10, 2009, by and between the Tribe and Sprung Instant Structures, Inc.

10.14

Memorandum of Agreement between the Dry Creek Rancheria Band of Pomo Indians and the County of Sonoma, California, together with exhibits thereto (filed as Exhibit 10.22 to the Form 10-K filed with the SEC on April 14, 2008, and incorporated by reference herein)

12.1	Statement of Calculation of Ratio of Earnings to Fixed Charges (filed herewith as Exhibit 12.1)

14.1	Code of Ethics (filed as Exhibit 14.1 to the Form 10-K filed with the SEC on March 30, 2006, and incorporated herein by reference)

31.1	Certification by Joseph R. Callahan, Acting Chief Executive Officer and Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

32.1*

Certification by Joseph R. Callahan, Acting Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*               These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of River Rock Entertainment Authority whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of River Rock Entertainment Authority

We have audited the accompanying balance sheet of the River Rock Entertainment Authority (the “Authority”), a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians (the “Tribe”), as of December 31, 2009 and the related statements of revenues, expenses and changes in net assets (deficit) and of cash flows for the year ended December 31, 2009.  These financial statements are the responsibility of the Authority’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the River Rock Entertainment Authority as of December 31, 2009 and the revenues, expenses and changes in net assets (deficit) and the cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

River Rock Entertainment Authority is an unincorporated instrumentality of the Tribe and is not a separate legal entity. These financial statements reflect the financial position of the River Rock Entertainment Authority, its revenues, expenses and changes in net assets (deficit) and its cash flows and do not purport to represent the financial position and activity of the Tribe as a whole.

We were not engaged to examine management’s assessment of the effectiveness of the Authority’s internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

San Diego, CA
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of River Rock Entertainment Authority

We have audited the accompanying balance sheet of the River Rock Entertainment Authority (the “Authority”), a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians (the “Tribe”), as of December 31, 2008 and the related statements of revenues, expenses and changes in net assets (deficit) and of cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Authority’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the River Rock Entertainment Authority as of December 31, 2008, and the revenues and expenditures and changes in net assets (deficit) and the cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

River Rock Entertainment Authority is an unincorporated instrumentality of the Tribe and is not a separate legal entity. These financial statements reflect the financial position of the River Rock Entertainment Authority, its revenues and expenditures and changes in net assets and its cash flows and do not purport to represent the financial position and activity of the Tribe as a whole.

/s/  Deloitte & Touche LLP

San Francisco, CA

March 30, 2008

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

BALANCE SHEETS

December 31, 2009 and 2008

	December 31, 2009	December 31 2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$31,617,507	$27,348,392
Accounts receivable	266,146	68,486
Inventories	77,643	169,022
Prepaid expenses and other current assets	1,379,133	1,238,195

Total Current Assets	33,340,429	28,824,095

RESTRICTED CASH	7,097,526	7,090,273

CAPITAL ASSETS:
Buildings and building improvements	131,361,604	130,357,841
Furniture, fixtures and equipment	35,102,290	34,143,554
Accumulated depreciation	(60,121,221)	(54,484,916)
Construction in progress	59,588,618	45,599,195

Capital Assets	165,931,291	155,615,674

DEPOSITS AND OTHER ASSETS	1,936,623	3,039,529

TOTAL ASSETS	$208,305,869	$194,569,571

LIABILITIES AND NET ASSETS (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$6,060,663	$3,045,712
Accrued liabilities	7,695,373	8,102,078
Current maturities of long-term debt	492,203	45,011

Total current liabilities	14,248,239	11,192,801

LONG-TERM DEBT - net of current maturities	199,381,712	199,045,924

COMMITMENTS AND CONTINGENCIES

NET ASSETS (DEFICIT)
Invested in capital assets-net of related debt	(33,942,624)	(43,475,261)
Restricted for capital projects	7,097,526	7,090,273
Unrestricted	21,521,016	20,715,834

Total net assets (deficit)	(5,324,082)	(15,669,154)

TOTAL LIABILITIES AND NET ASSETS (DEFICIT)	$208,305,869	$194,569,571

The accompanying notes are an integral part of these financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN NET ASSETS (DEFICIT)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007

OPERATING REVENUES:

Casino	$117,731,589	$124,481,281	$134,171,244
Food, beverage and retail	5,850,582	6,272,869	5,366,896
Other	911,633	597,458	614,939

Gross revenues	124,493,804	131,351,608	140,153,079

Promotional allowances	(425,433)	(779,067)	(775,123)

Net revenues	124,068,371	130,572,541	139,377,956

OPERATING EXPENSES:
Casino	16,145,839	20,787,385	23,375,622
Food, beverage and retail	7,329,444	7,063,259	4,640,121
Selling, general and administrative	41,341,631	43,506,106	43,978,609
Depreciation	9,554,176	10,024,251	11,800,855
Credit enhancement fee	—	—	11,348,897
Gaming commission and surveillance expense	3,790,797	3,694,674	3,023,303
Compact revenue sharing trust fund	1,335,000	1,335,000	1,335,000
Loss on sale of assets	116,333	—	—

Total Operating expenses	79,613,220	86,410,675	99,502,407

INCOME FROM OPERATIONS	44,455,151	44,161,866	39,875,549

NON-OPERATING EXPENSE-Net:
Interest expense	(20,860,003)	(20,864,558)	(20,871,677)
Interest income	74,174	1,005,517	1,700,885
Other gain			4,547
Other income, net	—	—	869

Non-operating expense-net	(20,785,829)	(19,859,041)	(19,165,376)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	23,669,322	24,302,825	20,710,173

DISTRIBUTIONS TO TRIBE	(13,324,250)	(13,919,060)	(12,427,200)

NET INCOME AFTER DISTRIBUTIONS TO TRIBE	10,345,072	10,383,765	8,282,973

NET ASSETS (DEFICIT) - Beginning of period	(15,669,154)	(26,052,919)	(34,335,892)

NET ASSETS (DEFICIT) - End of period	$(5,324,082)	$(15,669,154)	$(26,052,919)

The accompanying notes are an integral part of these financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$124,039,976	$130,811,441	$139,274,125
Cash paid for salaries and benefits	(29,148,212)	(30,864,008)	(28,936,485)
Cash paid to suppliers	(39,599,319)	(43,995,801)	(43,787,259)
Cash paid for compact revenue sharing trust fund	(1,335,000)	(1,335,000)	(1,335,000)

Net cash provided by operating activities	53,957,445	54,616,632	65,215,381

CASH FLOWS USED IN CAPITAL AND RELATED FINANCING ACTIVITIES:
Payments of debt	(269,769)	(207,125)	(835,207)
Purchases of capital assets	(4,975,655)	(5,688,022)	(7,876,958)
Transfers to Tribe for development costs	(11,792,445)	(36,010,304)	—
Change in restricted cash	(7,253)	245,200	(87,220)
Interest paid	(19,507,344)	(19,505,613)	(19,512,732)
Credit enhancement fee	—	—	(12,131,967)
Proceeds from sale of assets	33,000	—	33,445
Other	81,212	277,778	(94,039)

Net cash used in capital and related financing activities	(36,438,254)	(60,888,086)	(40,504,678)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Interest Income	74,174	1,005,517	1,700,885

CASH FLOWS USED IN NON-CAPITAL FINANCING ACTIVITIES:

Distributions to Tribe	(13,324,250)	(13,919,060)	(12,427,200)

CHANGE IN CASH AND CASH EQUIVALENTS	4,269,115	(19,184,997)	13,984,388

CASH AND CASH EQUIVALENTS, Beginning of the period	27,348,392	46,533,389	32,549,001

CASH AND CASH EQUIVALENTS, End of the period	$31,617,507	$27,348,392	$46,533,389

RECONCILIATION OF INCOME FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Income from Operations	$44,455,151	$44,161,866	$39,875,549

Adjustments to reconcile operating income to net cash provided by operating activities:
Depreciation	9,554,176	10,024,251	11,800,855
Credit enhancement fee	—	—	11,348,897
Gain on sale of fixed assets	(33,000)	—	—
Other income - net	—	—	869
Changes in operating assets and liabilities:
Accounts receivable	(197,660)	238,900	(103,831)
Inventories	91,379	(15,807)	7,386
Prepaid expenses	(140,938)	189,696	(31,602)
Accounts payable	435,819	(517,531)	1,061,537
Accrued liabilities	(207,482)	535,257	1,255,721
Total adjustments	9,502,294	10,454,766	25,339,832

NET CASH PROVIDED BY OPERATING ACTIVITIES	$53,957,445	$54,616,632	$65,215,381

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:

Acquisition of property and equipment through accounts payable	$2,579,132	$—	$316,080
Acquisition of property and equipment through short term debt	$715,500	$—	$—

The accompanying notes are an integral part of these financial statements

RIVER ROCK ENTERTAINMENT AUTHORITY
(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

NOTES TO THE FINANCIAL STATEMENTS

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

The Authority operates as a separate, wholly owned operating unit of the Tribe and is not a separate legal entity. These financial statements reflect the financial position and activity of the Authority only and do not purport to represent the financial position and activity of the Tribe.

2.                             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Standards—The Authority prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to State and local government agencies and, as such, the Authority is accounted for as a proprietary fund. The financial statements presented are prepared on the accrual basis of accounting from the accounts and financial transactions of the Authority. GAAP requires the Authority to apply all applicable pronouncements of the Governmental Accounting Standards Board (“GASB”). The Authority is also required to follow the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”) for topics issued on or before November 30, 1989, unless those topics conflict with or contradict GASB pronouncements.  The Authority is given the option whether to apply the FASB topics issued after November 30, 1989, except for those that conflict with or contradict GASB pronouncements. Accordingly, the Authority has elected to implement non-conflicting FASB topics issued after November 30, 1989.

There are differences between financial statements prepared in accordance with GASB pronouncements and those prepared in accordance with the FASB Codification. The statements of revenues, expenses and changes in net assets (deficit) are a combined statement under GASB pronouncements. The FASB Codification allow a statement of income or operations and a separate statement of owners’ or shareholders’ equity (deficit), which is where distributions to owners would be presented under the FASB Codification.  The amount shown as income before distributions to Tribe would be the most comparable amount to net income computed under the FASB Codification.  The Authority is a separate enterprise fund of the Tribe, a governmental entity, and as such there is no owners’ or shareholders’ equity (deficit) as traditionally represented under the FASB Codification.  The most comparable measure of owners’ equity (deficit) is presented on the Authority’s balance sheet as net assets (deficit).

During the third quarter of 2009, we adopted the new Accounting Standards Codification (“ASC”) as issued by the FASB.  The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  The ASC is not intended to change or alter existing GAAP.  The adoption of the ASC did not have a material impact on the Authority’s financial statements.

The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Following the ASC, FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”).  FASB does not consider Accounting Standards

Updates as authoritative in their own right.  Accounting Standards Updates will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC.

In May 2009, the FASB issued ASC 855-10 (formerly SFAS Statement No. 165), “Subsequent Events.”  The objective of ASC 855 is to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855 provides the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Authority adopted this new accounting guidance in that same quarter.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855), “Amendments to Certain Recognition and Disclosure Requirements.” The amendments in the ASU remove the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the ASU were effective upon issuance except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2009, the FASB issued ASC 820-10, “Fair Value Measurement and Disclosure” guidance related to FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 820 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  The Authority adopted this new accounting guidance in the same quarter.

FASB has issued ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This Update amends Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This Update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.

In July 2007, the GASB issued Statement No. 51, “Accounting and Financial Reporting for Intangible Assets.”  This Statement provides guidance regarding how to identify, account for and report intangible assets.  The new standard characterizes an intangible asset as an asset that lacks physical substance, is nonfinancial in nature and has an initial useful life extending beyond a single reporting period.  Examples of intangible assets include easements, computer software, water rights, timber rights, patents and trademarks.  Statement No. 51 requires that intangible assets be classified as capital assets (except for those explicitly excluded from scope of the new standard).  The requirements of this Statement are effective for financial statements for periods beginning after June 15, 2009.  The Authority adopted this Statement on July 1, 2009.

In April 2009, the GASB issued Statement No 55, “The Hierarchy of Generally Accepted Accounting Principles for State and Local Governments.”  The Statement incorporates the hierarchy of GAAP for state and local governments into the GASB’s authoritative literature.  This Statement is intended to make it easier for preparers of state and local government financial statements to identify and apply the “GAAP hierarchy,” which consists of accounting principles used in the preparation of financial statements so that they are presented in conformity with GAAP and the framework for selecting those principles.  The Statement will improve financial reporting by contributing to the GASB’s efforts to codify all GAAP for state and local governments so that they derive from a single source.  The requirements of Statement No. 55 are effective immediately.

In April 2009, the GASB issued Statement No 56, “Codification of Accounting and Financial Reporting Guidance Contained in the AICPA Statements on Auditing Standards.”  The Statement incorporates accounting and financial reporting guidance previously only contained in the AICPA auditing literature into the GASB’s accounting and financial reporting literature for state and local governments.  The Statement 56 guidance addresses three issues from the AICPA’s literature:  (1) related-party transactions, (2) going concern considerations and (3) subsequent events.  Statement No. 56 is part of the GASB’s effort to codify all generally accepted accounting principles for state and local governments so that they derive from a single source.  This is intended to make it easier for preparers of state and local government financial statements to identify and apply relevant accounting guidance.  The requirements of Statement No. 56 are effective immediately.

The adoption of the new standards had no effect on the Authority’s financial position or result of operations.

FASB has issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (A) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (B) In the reconciliation for fair value measurements using significant unobservable inputs, Level 3, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: (A) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (B) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include legal and other contingencies, obligations under players’ club programs and useful lives and recoverability of long-lived assets. Actual results could differ from these estimates.

Cash and Cash Equivalents—The Authority considers all highly liquid investments with a maturity of three months or less at date of purchase as cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value. Cash and cash equivalents include cash on hand, cash on deposit with banks and highly liquid investments.  The Federal Deposit Insurance Corporation (“FDIC”) has insured $250,000 of the cash on deposit at an FDIC member bank. The Authority believes that there is little risk of loss regarding the uninsured amounts of cash and cash equivalents on deposit with the banks.

Restricted Cash— Restricted cash consists of net proceeds from the Notes Offering and investment earnings thereon set aside in construction financing accounts, for construction costs for related infrastructure improvements and construction contingencies. It also includes funds that are reserved for construction contingencies and the funds for the development of the Dugan Property. The restricted cash is held in escrow accounts that can only be used for authorized construction disbursements until the related projects are completed.  These escrow accounts are invested in money market accounts, which generate interest on a monthly basis. The FDIC has insured $250,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow account. Restricted cash was $7,097,526 and $7,090,273 at December 31, 2009 and December 31, 2008, respectively.  As of December 31, 2009, restricted cash includes amounts available for construction of $2,772,011 and land development funds of $4,325,515.

Inventories—Inventories, consisting principally of gaming supplies and food and beverage items, are stated at the lower of cost (first-in, first-out) or market value.

Capital Assets—Capital Assets are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	21 years
Furniture, fixtures and equipment	5 years

The cost of normal maintenance and repairs that do not add to the value of the asset or materially extend the life of the asset are not capitalized.

Major outlays of capital assets and improvements are capitalized as construction-in-progress as projects are constructed.

Evaluation of Long-Lived Assets — Accounting pronouncement GASB No. 42, “Accounting and Financial Reporting for Impairment of Capital Assets and for Insurance Recoveries,” was effective for the Authority for the year ended December 31, 2005.  This Statement established accounting and financial reporting standards for impairment of capital assets.  The Authority’s capital assets consist of building and improvements, and furniture, fixtures and equipment, including slot machines.  A capital asset is considered impaired if both the decline in service utility of the capital asset is large in magnitude and the event or change in circumstances is outside the normal life cycle of the capital asset.  The Authority is required to evaluate prominent events or changes in circumstances affecting capital assets to determine whether impairment of a capital asset has occurred.  Common indicators of impairment include evidence of physical damage where restoration efforts are needed to restore service utility, enactment or approval of laws or regulations setting standards that the capital asset would not be able to meet, technological development or evidence of obsolescence, a change in the manner or expected duration of use of a capital asset or construction stoppage.  This Statement will require the Authority to report the effects of capital asset impairment in its financial statements when they occur, rather than as part of the ongoing depreciation expense for the capital asset or upon disposal of the capital asset, and to account for insurance recoveries in the same manner.  The Authority’s management has determined that no impairment of capital assets currently exists.

Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the asset. Capitalization of interest ceases when the project is substantially complete or development activity is suspended.  The Authority did not capitalize interest for the years ended December 31, 2009, 2008 or 2007.

Prepaid Expenses and Other Current  Assets — Prepaid expenses and other current assets were $1,379,133 and $1,238,195 as of December 31, 2009 and 2008, respectively, which includes prepaid insurance, prepaid uniforms and prepaid supplies.

Deposits and Other Assets—As of December 31, 2009 and 2008, respectively, deposits and other assets mainly represents $1,875,448 and $2,897,142, respectively, in unamortized legal fees and other issuance costs related to the issuance of the Authority’s 9 ¾% Senior Notes due 2011 (the “Senior Notes”) under the Indenture, dated November 7, 2003 (the “Indenture”).

Accrued Liabilities—Accrued liabilities consist of accrued interest, accrued payroll and other accrued liabilities.

Progressive Jackpots Liabilities —The Casino has a number of progressive jackpot slot machines.  As coins are played, the amount available to win increases and will be paid out when the appropriate winning combination occurs.  The Casino has recorded the progressive jackpots as a liability, with a corresponding charge against gaming revenue, of $1,587,748 and $1,531,747 as of December 31, 2009 and 2008, respectively.  Also, the Casino has available for customer play, wide area progressive slot machines that are interlinked with other unrelated casinos.  These machines are monitored and maintained by the vendor and the Casino is required to remit a percentage of coin-in to the respective vendor.  The Casino records a charge against revenue for the portion of the fee applied to the wide area progressive jackpots.  Amounts recorded against revenue for the portion of the fee applied to the wide area progressive jackpots were approximately $1,054,428, $1,748,622 and $2,287,191 for the years ended December 31, 2009, 2008 and 2007, respectively.  All other administrative charges are recorded in operating expenses.

Accrued Players Club — The Authority has recorded a liability related to free play, prizes and cash incentives earned by the members of our Players Club. The Authority has recorded the estimated redemption of the liability as contra-revenue in the accompanying statements of revenues, expenses and changes in net assets (deficit).

Contingencies — The Authority assesses its exposure to loss contingencies, including legal matters, and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of December 31, 2009, management determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required, which accruals may be material.

Authority net assets — Investments in capital assets, net of related debt, consists of capital assets, net of accumulated depreciation, reduced by the outstanding balances of any borrowings used for the acquisition, construction or improvement of those assets.  Invested in capital assets, net of related debt, excludes unspent debt proceeds.  Restricted net assets represent amounts that are appropriated or are legally segregated for a specific purpose.  The Authority’s net assets are reported as restricted when there are limitations imposed on its use, either through the enabling legislation adopted by the Authority or through external restrictions imposed by creditors, grantors, laws or regulations of other governments.

Reclassifications — Certain prior year amounts in the statements of revenues, expenses and changes in net assets (deficit) have been reclassified to be consistent with current year presentation with no change to net revenues or net income as reflected in our prior Forms 10-K, including the reclassification of e-coupons and cash incentives from promotional allowances to contra-revenues.  The prior year reclassifications included player club point amounts of $1,847,259 and $2,007,431 from promotional allowance to casino contra-revenue for the years ended December 31, 2008 and 2007, respectively.  In addition, e-coupons in the amounts of $10,398,776 and $9,535,460 were reclassified from promotional allowance to casino contra-revenue for years ended December 31, 2008 and 2007.  Food, beverage and retail promotional allowance of $1,607,105 and $2,149,516 for food were reclassified to food, beverage and retail contra-revenue for years ended December 31, 2008 and 2007.  Certain cash flow statements amounts and footnote disclosures have been adjusted to be consistent with current year presentation.

Casino Revenues—The Authority recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive slot jackpots and certain player incentives, when earned by the customer.

Food, Beverage and Retail Revenues — The Authority recognizes as food, beverage and retail revenues the proceeds from its food, beverage and gift shop sales. The Authority continues to distribute non-alcoholic beverages without cost in the gaming area for playing guests.  In December 2009, the Authority replaced the gift shop with vending machines.  The vending machines are owned and operated by a third party.  The Authority receives a commission from the vending machine sales and such commission will be recorded under Other Revenues.

Other Revenues — Other revenues are comprised of commissions on ATM and vending machine transactions.

Promotional Allowances—The retail value of food and beverages provided to customers without charge or at a discount is included in food, beverage and retail revenues and then deducted as promotional allowances. Such amounts that are included in food, beverage, and retail revenues for the years ended December 31, 2009, 2008 and 2007 were $425,433, $779,067 and $775,123, respectively.

Food and Beverage Expenses—Food and beverage expenses include cost of goods sold related to providing food and beverage to our customers. The estimated costs of providing complimentary products and services are reflected in Casino expenses.

Advertising Costs—Advertising costs are expensed as incurred or when an advertisement is first aired or circulated. Advertising costs included in selling, general and administrative expenses were $5,525,697, $6,310,057 and $7,910,198 for the years ended December 31, 2009, 2008 and 2007, respectively.

Gaming Commission and Surveillance Expenses—The Authority pays for various expenses of the Tribal Gaming Commission including surveillance.  Such expenses include salaries and wages and related benefits for Regulatory, Surveillance and office staff, training, audit fees, background checks and licensing.

Income Taxes—As a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian tribe, the Authority is a nontaxable entity for purposes of federal and state income taxes.

Distributions to Tribe—Distributions to Tribe are made up of permitted and service payments under the covenants of the Indenture.  They are included in the statements of Revenues, Expenses and Changes in Net Assets (deficit) as distributions to Tribe allowed pursuant to the Indenture.  Total distributions to the Tribe for the years ended December 31, 2009, 2008 and 2007 were $13,324,250, $13,919,060 and $12,427,200, respectively.

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

The Authority pays for various expenses for the following departments operated by the Tribe:  Tribal Gaming Commission including surveillance, and plant operations, human resources and warehouse.  These departmental expenses include but are not limited to payroll and related expenses, legal, and other operational expenses.

Total amounts billed by the Tribe to the Casino for these departments, excluding Tribal Gaming Commission and surveillance, were $3,373,427 $4,158,064 and $4,178,576 for the years ended December 31, 2009, 2008 and 2007, respectively. They are recorded as a component of selling, general and administrative expenses.

The Authority pays for various expenses for the Tribal Gaming Commission and surveillance.  The Tribal Gaming Commission and surveillance expenses are recorded in Gaming Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Net Assets (Deficit).  Gaming Commission and surveillance expenses were $3,790,797, $3,694,674 and $3,023,303 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Tribe has incurred expenses on behalf of the Authority that relate to the development of land adjacent to the Tribe’s reservation, the Dugan Property, which is expected to include an additional access road to the Casino.  Total expenses previously incurred and subsequently reimbursed to the Tribe during the years ended December 31, 2009 and 2008 were $12,800 and $0.3 million, respectively.

The Tribe incurred approximately $67.1 million in total expenses on behalf of the Authority for master planning of the proposed resort and infrastructure improvements on the reservation that benefits the Casino.  Almost all of such expenditures were incurred prior to 2009 before the construction was suspended.  The Authority reimbursed the Tribe approximately $40.6 million through 2008 and approximately $11.8 million during 2009.  On January 8, 2010, the Authority’s Board of Directors authorized the reimbursement of the Tribe in an amount not to exceed approximately $14.9 million in expenses.  The approval included a payment schedule according to which the Authority will reimburse the Tribe $400,000 monthly from February 1, 2010 through April 1, 2010, and $700,000 monthly thereafter without exceeding $14.9 million.  When the reimbursement payments are made, the related expenses will be capitalized and reflected in construction-in-progress. The reimbursed costs consist of engineering and design costs related to the proposed master plan development, including electrical, HVAC, landscaping, interior design services and consulting fees for legal, branding, feasibility, and public relations services, as well as the construction costs of the lower Acorn Road.

The Authority reserved 50 recreational vehicle spaces and 10 campsite spaces at Alexander RV Park and Campground for casino guests.  Alexander RV Park and Campground is a wholly owned subsidiary of the Tribe.  The cost of reserving the parking spaces and campsite spaces was $271,215, $258,300 and $266,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

5.                                      CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following, as of December 31:

	2009	2008

Operating accounts	$16,281,764	$9,221,163
Money market accounts	10,095,039	12,157,902
Cash on hand	5,240,704	5,969,327

Cash and cash equivalents	31,617,507	27,348,392
Restricted cash	7,097,526	7,090,273

Total cash and cash equivalents and restricted cash	$38,715,033	$34,438,665

Deposits — Custodial credit risk is the risk that in the event of a bank failure, the Authority’s deposits (cash in checking, sweep, and money market accounts held with its third-party administrator) may not be returned to it.  The Authority does not have a deposit policy for custodial credit risk.  As of December 31, 2009 and 2008, approximately $34,009,525 and $28,479,636, respectively, of the Authority’s bank balance for these deposits of $34,580,666 and $28,979,636, respectively, was exposed to custodial credit risk, as it was uninsured and uncollateralized.

6.                                      CAPITAL ASSETS

Capital assets at December 31, 2009 and December 31, 2008 consisted of the following:

	Balance, as of				Balance, as of
	December 31,			Transfers	December 31,
	2008	Additions	Dispositions	In(Out)	2009
Buildings and improvements	$130,357,841	$131,248	—	$872,515	$131,361,604
Furniture, fixtures and equipment	34,143,554	4,816,845	(4,077,810)	219,701	35,102,290
Less accumulated depreciation	(54,484,916)	(9,554,176)	3,917,871	—	(60,121,221)
	110,016,479	(4,606,083)	(159,939)	1,092,216	106,342,673
Construction in progress	45,599,195	15,081,639		(1,092,216)	59,588,618
Capital assets — net	$155,615,674	$10,475,556	$(159,939)	$—	$165,931,291

Capital assets as of December 31, 2008 and December 31, 2007 consisted of the following:

	Balance, as of				Balance, as of
	December 31,			Transfers	December 31,
	2007	Additions	Dispositions	In(Out)	2008
Buildings and improvements	$129,642,521	$715,320	—	—	$130,357,841
Furniture, fixtures and equipment	29,969,430	4,174,124	—	—	34,143,554
Less accumulated depreciation	(44,460,665)	(10,024,251)	—	—	(54,484,916)
	115,151,286	(5,134,807)	—	—	110,016,479
Construction in progress	9,256,830	36,342,365	—	—	45,599,195
Capital assets — net	$124,408,116	$31,207,558	$—	$—	$155,615,674

Construction in progress consists of payments to the Tribe and various vendors related to the Authority’s master plan development and land improvements. Substantially all of the Authority’s personal property is pledged as collateral to secure its debt.

7.                           ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31, 2009 and December 31, 2008:

	December 31,	December 31,
	2009	2008

Accrued in-house progressive slot jackpots	$1,587,748	$1,531,747
Accrued payroll and related benefits	1,514,557	2,285,481
Accrued interest	3,250,000	3,250,000
Accrued other expenses	1,343,068	1,034,850
Total accrued liabilities	$7,695,373	$8,102,078

8.                           LONG-TERM DEBT

Long-term debt consisted of the following as of December 31, 2009 and December 31, 2008:

	December 31,	December 31,
	2009	2008

9-3/4% Senior Notes, net of unamortized issue discount of $618,288 and $955,538. Due November 2011	$199,381,712	$199,044,462
Vehicle and Slot Notes	492,203	12,291
Other	—	34,182
		—
Total Long-Term Debt	199,873,915	199,090,935
Less: current portion	(492,203)	(45,011)

Total long-term debt - net of current maturities	$199,381,712	$199,045,924

Annual requirements to retire long-term debt at December 31, 2009:

	Principal	Interest	Total
2010	$492,203	$19,500,000	$19,992,203
2011	200,000,000	16,250,000	216,250,000
2012	—	—	—
2013	—	—	—
2014	—	—	—
	$200,492,203	$35,750,000	$236,242,203

On November 7, 2003, the Authority issued the Senior Notes. The proceeds were utilized to fund an expansion project, which included three parking structures, related infrastructure improvements, repayment of various debt and advances and fund payment of various accruals and payables, as well as to increase cash on hand. The proceeds were also utilized to fund a land purchase (the Dugan Property) and settle litigation.  The Senior Notes are collateralized by a first priority pledge of the Authority’s revenue and substantially all of the existing and future tangible and intangible personal property. The Authority may redeem the Senior Notes prior to maturity, in whole or in part, at a redemption price that is equal to par, plus accrued and unpaid interest.

The Authority’s long-term debt is recorded at an amortized historical cost basis.  The fair value of the Senior Notes was approximately $195.0 million as of December 31, 2009 based on level one inputs, quoted prices in active markets.

9.                           EMPLOYEE BENEFIT PLAN

The Authority participates in a 401(k) Plan, a retirement plan (the “Plan”), which is qualified under Section 401(k) of the Internal Revenue Code.  The Plan is a defined contribution plan administered by an insurance company and is available to all eligible employees of the Casino who have attained age 21 and have at least three months of eligible service as defined in the Plan.  The Plan participants may contribute up to 100 percent of their eligible pretax compensation, subject to legal limitations.  In 2008, a change was made to allow employees to contribute up to 50 percent of their eligible pretax compensation.  The Authority at its discretion, will make matching contributions.  Any forfeiture due to employee terminations reduces future Casino contributions.  Participants become vested in employer contributions, as well as any earnings thereon, over a three-year period at the rate of 30 percent, 60 percent and 100 percent at the end of each year, respectively.  Employee contributions to the Plan were $912,734, $1,203,749 and $1,121,297 for the years ended December 2009, 2008 and 2007, respectively.  The Casino made matching contributions to the Plan of $41,449, $711,746 and $646,223 during the years ended December 31, 2009, 2008 and 2007, respectively.  The Casino temporarily suspended its matching contribution in January 2009 and reinstated it in March 2010.

10.                    RISK MANAGEMENT

The Casino is exposed to various risks of loss related to worker’s compensation and torts; theft of, damage to or destruction of assets; and errors or omissions.  The Casino has purchased commercial insurance policies for said risks.  There has been no significant reduction of insurance coverage, and settlements have not exceeded coverage in the past three years.  Effective April 2006, the Casino retains the risk of dental claims subject to individual limits of $1,500 per employee.

11.                    OPERATING LEASES

The Authority extended its operating lease of the sprung structure that houses the casino operations.  The amended lease expires on June 17, 2012.  The agreement calls for monthly payments of $25,395.  During the years ended December 31, 2009, 2008 and 2007, total rental expense was $358,915, $434,760 and $434,760, respectively.

Other operating leases include leases for office spaces and copiers.

The approximate aggregate minimum rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	Amount
2010	$548,808
2011	530,993
2012	300,558
2013	4,275
$1,384,634

12.                    LEGAL MATTERS

Runyan Litigation

On March 7, 2008, Norman Runyan, the Authority’s former Chief Operations Officer, filed a wrongful termination suit against the Authority, the Casino and Mr. Harvey Hopkins, the Chairman of the Tribe and a member of the Authority’s Board, in the Sonoma County Superior Court.  The Authority believed the case lacked merit and moved to dismiss.  On October 17, 2008, the Court issued an Order dismissing the lawsuit.  On December 3, 2008, the Court entered an Order granting the Authority’s motion and dismissed the case.

On January 14, 2009, Mr. Runyan filed a Petition for Order Compelling Arbitration with the Sonoma County Superior Court, and on January 30, 2009, he filed a Motion for Order Compelling Arbitration.  In both the Petition and the Motion, Mr. Runyan sought to have the Court issue an order compelling arbitration of the claims asserted in the complaint that was dismissed by the court in December 2008.  The Authority believed, based on fact that Mr. Runyan entered into a Severance Agreement and General Release with the Casino, and other released parties, that there was no basis for Mr. Runyan to seek arbitration.  On April 13, 2009, the Authority, the Casino, and Mr. Hopkins filed a hybrid motion to quash summons and dismiss the Petition and Motion.  On June 1, 2009, the Court granted the motion in its entirety, holding that the Court lacked personal and subject matter jurisdiction, that Mr. Runyan terminated and extinguished his purported employment agreement (which contained the arbitration clause he attempted to rely on) and that he waived any right to arbitration he might have had by settling and releasing all claims.  Finally, the Court held that the Authority and the other respondents have tribal sovereign immunity from service of process.

Mr. Runyan filed a Notice of Appeal of the Superior Court’s Order on July 27, 2009 and filed his opening brief in the First District Court of Appeal on December 11, 2009.  The Authority’s respondents brief was filed on January 8, 2009, and Mr. Runyan’s reply brief was filed on February 26, 2010.  The Authority is awaiting a date to be set for oral arguments.  The Authority continues to believe that there was no basis for Mr. Runyan to seek arbitration and will argue vigorously in favor of upholding the Superior Court’s Order granting the motion to quash summons and dismissing Mr. Runyan’s petition and motion for an order compelling arbitration.

Other Legal Matters

The Authority is involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. The Authority believes that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on its results of operations, financial condition or cash flows.

13.                    COMPACT REVENUE SHARING TRUST FUND

Under the Compact as entered into with the State of California in September 1999, the Tribe must pay annual license fees of $900-$4,350 per Class III gaming device, based on the number of gaming device licenses approved by the state gaming commission.  The Compact does not require a license for the first 350 Class III gaming devices in use and does not require a license fee for an additional 350 machines.  Payments are due on a quarterly basis and are remitted into a state revenue sharing trust fund.  License fees expense totaled $1,335,000 for each of the years ended December 31, 2009, 2008 and 2007.

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

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”) which settled several long-standing legal disputes between Sonoma County (the “County”) and the Tribe and provides a binding framework for resolving future disputes.  Pursuant to the MOA, the Tribe has agreed to pay the County up to $75 million in mitigation fees over the next 12 years to offset the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and to support the services being provided by the County.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the

State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in the County. Such in lieu fees could total as much as $25 million during the term of the MOA.  The Tribe has not made any determinations to seek reimbursement or direct payment from the Authority of amounts due to the County pursuant to the MOA.

15.                    SUBSEQUENT EVENTS

On January 22, 2010, the Acting Chief Executive Officer and Chief Operating Officer of the Authority and acting General Manager of the Casino left to pursue other interests.  The Chief Operating Officer’s departure will have no impact on the financial reporting of the Authority. Effective immediately, the Chief Financial Officer became the Acting Chief Executive Officer of the Authority and the Acting General Manager of the Casino.  Also, effective immediately, the Chief Financial Officer of the Tribe assumed the role of Acting Assistant Chief Financial Officer for the Authority.  The Authority is conducting a search for a permanent Chief Executive Officer and General Manager.

On March 12, 2010, the Authority entered into an employment agreement with Mr. Joseph Callahan whereby Mr. Callahan will continue to serve as the Chief Financial Officer of the Authority and will become the Assistant General Manager of the Casino. The agreement is effective as of March 12, 2010, and continues through March 11, 2013, unless terminated earlier by the parties under the terms of the agreement. The agreement provides for the payment to Mr. Callahan of an initial annual base salary of $250,000.  Mr. Callahan will also be eligible to receive an annual bonus at the discretion of the Authority’s Board of Directors not to exceed thirty percent (30%) of his annual base salary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2010.

RIVER ROCK ENTERTAINMENT AUTHORITY

By:	/s/ Joseph R, Callahan
	Name:	Joseph R. Callahan
	Title:	Acting Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of River Rock Entertainment Authority and in the capacities and on the dates indicated.

By:	/s/ Harvey Hopkins
Name: Harvey Hopkins
Title: Chairperson
Date: March 31, 2010

By:	/s/ Augusto (Gus) Pina
Name: Gus Pina
Title: Vice Chairperson
Date: March 31, 2010

By:	/s/ Salvina Norris
Name: Salvina Norris
Title: Secretary/Treasurer
Date: March 31, 2010

By:	/s/ Marina Nojima
Name: Marina Nojima
Title: Member
Date: March 31, 2010

By:	/s/ Gabe Nevarez
Name: Gabe Nevarez
Title: Member
Date: March 31, 2010