Form 10-Q
period 2010-03-31
River Rock Entertainment Authority
filed 2010-05-17
CIK 1288924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,860,929	$31,617,507
Accounts receivable	225,934	266,146
Inventories	65,992	77,643
Prepaid expenses and other current assets	1,197,413	1,379,133

Total Current Assets	37,350,268	33,340,429

RESTRICTED CASH	7,099,276	7,097,526

CAPITAL ASSETS:
Buildings and building improvements	131,561,640	131,361,604
Furniture, fixtures and equipment	35,296,083	35,102,290
Accumulated depreciation	(62,580,068)	(60,121,221)
Construction in progress	74,326,761	59,588,618

Capital assets - net	178,604,416	165,931,291

DEPOSITS AND OTHER ASSETS	1,723,198	1,936,623

TOTAL ASSETS	$224,777,158	$208,305,869

LIABILITIES AND NET ASSETS (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,441,212	$6,060,663
Payable to Tribe	11,086,054	—
Accrued liabilities	13,028,949	7,695,373
Current maturities of long-term debt	188,176	492,203
Total current liabilities	26,744,391	14,248,239

LONG-TERM DEBT - net of current maturities	199,466,024	199,381,712

TOTAL LIABILITIES	226,210,415	213,629,951

COMMITMENTS AND CONTINGENCIES

NET ASSETS (DEFICIT)
Invested in capital assets-net of related debt	(21,049,784)	(33,942,624)
Restricted for capital projects	7,099,276	7,097,526
Unrestricted	12,517,251	21,521,016

Total net assets (deficit)	(1,433,257)	(5,324,082)

TOTAL LIABILITIES AND NET ASSETS (DEFICIT)	$224,777,158	$208,305,869

The accompanying notes are an integral part of these unaudited interim financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN NET ASSETS (DEFICIT)

(Unaudited)

	Three-Month Period Ended
	March 31,
	2010	2009
OPERATING REVENUES:

Casino	$30,935,377	$29,952,516
Food, beverage and retail	1,439,312	1,425,886
Other	257,020	128,836

Gross revenues	32,631,709	31,507,238

Promotional allowances	(378,915)	(219,911)

Net revenues	32,252,794	31,287,327

OPERATING EXPENSES:
Casino	3,833,008	4,172,882
Food, beverage and retail	1,803,753	2,062,378
Selling, general and administrative	10,563,323	10,084,895
Depreciation	2,458,847	2,374,610
Gaming commission and surveillance expense	767,973	865,501
Compact revenue sharing trust fund	333,750	333,750

Total Operating expenses	19,760,654	19,894,016

INCOME FROM OPERATIONS	12,492,140	11,393,311

NON-OPERATING EXPENSE-Net:
Interest expense	(5,214,736)	(5,215,500)
Interest income	11,400	8,438

Non-operating expense-net	(5,203,336)	(5,207,062)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	7,288,804	6,186,249

DISTRIBUTIONS TO TRIBE	(3,397,979)	(3,324,979)

CHANGE IN NET ASSETS	3,890,825	2,861,270

NET ASSETS (DEFICIT) - Beginning of period	(5,324,082)	(15,669,154)

NET ASSETS (DEFICIT) - End of period	$(1,433,257)	$(12,807,884)

The accompanying notes are an integral part of these unaudited interim financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-Month Period Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$32,195,520	$31,264,476
Cash paid for salaries and benefits	(6,625,429)	(8,030,206)
Cash paid to suppliers	(10,858,616)	(10,198,251)
Cash paid for compact revenue sharing trust fund	(333,750)	(333,750)

Net cash provided by operating activities	14,377,725	12,702,269

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Payments of debt	(304,027)	(56,577)
Purchases of capital assets	(2,899,948)	(3,908,054)
Transfers to the Tribe for development costs	(3,500,000)	—
Change in restricted cash	(1,750)	(1,747)
Interest paid	—	(762)
Other	(41,999)	48,294

Net cash used in capital and related financing activities	(6,747,724)	(3,918,846)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Interest Income	11,400	8,438

CASH FLOWS USED IN NON-CAPITAL FINANCING ACTIVITIES:

Distribution to Tribe	(3,397,979)	(3,324,979)

CHANGE IN CASH AND CASH EQUIVALENTS	4,243,422	5,466,882

CASH AND CASH EQUIVALENTS, Beginning of the period	31,617,507	27,348,392

CASH AND CASH EQUIVALENTS, End of the period	$35,860,929	$32,815,274

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-Month Period Ended March 31,
	2010	2009
RECONCILIATION OF INCOME FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Income From Operations	$12,492,140	$11,393,311

Adjustments to reconcile operating income to net cash provided by operating activities:
Depreciation	2,458,847	2,374,610
Changes in operating assets and liabilities:
Accounts receivable	40,212	(197,020)
Inventories	11,651	25,204
Prepaid expenses	181,720	199,760
Accounts payable	(1,265,421)	(921,353)
Accrued liabilities	458,576	(172,243)
Total adjustments	1,885,585	1,308,958

NET CASH PROVIDED BY OPERATING ACTIVITIES	$14,377,725	$12,702,269

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:

Acquisition of property and equipment through accounts payable	$225,102	$—
Acquisition of property and equipment through transfers to Tribe for development costs	$11,086,054	$—

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

2.                                BASIS OF PRESENTATION, UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited condensed financial statements of the Authority, presented herein are presented on the same basis and can be compared to the audited financial statements reported in the Authority’s annual information in the Authority’s 2009 Annual Report on Form 10-K, filed with the SEC. The accompanying condensed balance sheet as of December 31, 2009 has been derived from the audited financial statements included in the Authority’s Annual Report on Form 10-K for the year ended December 31, 2009.

River Rock Entertainment Authority has made its disclosures in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting, but condensed or omitted certain information and disclosures normally included in notes to financial statements in accordance with the Securities and Exchange Commission’s rules and regulations. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto in River Rock Entertainment Authority’s Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of the Authority’s management, the accompanying unaudited interim condensed financial statements contain all adjustments (consisting of normal recurring adjustments) to fairly present the Authority’s condensed financial position as of March 31, 2010 and the condensed statements of revenues, expenses and changes in net assets (deficit) for the three month periods ended March 31, 2010 and 2009, and condensed statements of cash flows for the three months ended March 31, 2010 and 2009, as applicable. The condensed statements of revenues, expenses and changes in net assets (deficit) and condensed cash flows for all periods presented are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.

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

During the third quarter of 2009, the Authority adopted the new Accounting Standards Codification (“ASC”) as issued by the FASB.  The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The ASC is not intended to change or alter existing GAAP.  The adoption of the ASC did not have a material impact on the Authority’s financial statements.

FASB has issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.” This ASU requires certain new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (A) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (B) In the reconciliation for fair value measurements using significant unobservable inputs, Level 3, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: (A) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (B) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As this update is only “disclosure-related,” it does not have an impact on the Authority’s financial position and results of revenues, expenses and changes in net assets (deficit).

FASB has issued ASU No. 2010-16, “Entertainment — Casinos (Topic 924) — Accruals for Casino Jackpot Liabilities.”  This ASU addresses the accounting for casino base jackpot liabilities, specifically, whether an entity accrues liabilities for a base jackpot before it is won if the entity is not required to award the base jackpot.  This ASU clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot.  Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot.  This guidance applies to both base and progressive jackpots.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this new standard is not expected to have any effect on the Authority’s financial position or result of operations.

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

Restricted Cash— Restricted cash consists of net proceeds from the Notes Offering and investment earnings thereon set aside in construction financing accounts, for construction costs for related infrastructure improvements and construction contingencies. It also includes funds that are reserved for construction contingencies and the funds for the development of the Dugan Property, an approximately 18-acre parcel of land adjacent to the Tribe’s reservation. The restricted cash is held in escrow accounts that can only be used for authorized construction disbursements until the related projects are completed.  These escrow accounts are invested in money market accounts, which generate interest on a monthly basis. The FDIC has insured $250,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow account. Restricted cash was $7,099,276 and $7,097,526 at March 31, 2010 and December 31, 2009, respectively.  As of March 31, 2010, restricted cash includes amounts available for construction of $2,772,694 and land development funds of $4,326,582.

Inventories — Inventories, consisting principally of gaming supplies and food and beverage items, are stated at the lower of cost (first-in, first-out) or market value.

Capital Assets — Capital Assets are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements:	5-21 years
Furniture, fixtures and equipment:	5 years

The costs of normal maintenance and repairs that do not add to the value of the asset or materially extend the life of the asset are not capitalized.

Major outlays of capital assets and improvements are capitalized as construction-in-progress as projects are constructed.

Evaluation of Long-Lived Assets — Accounting pronouncement GASB No. 42, “Accounting and Financial Reporting for Impairment of Capital Assets and for Insurance Recoveries,” established accounting and financial reporting standards for impairment of capital assets.  The Authority’s capital assets include building and improvements, furniture, fixtures and equipment.  A capital asset is considered impaired if both the decline in service utility of the capital asset is large in magnitude and the event or change in circumstances is outside the normal life cycle of the capital asset.  The Authority is required to evaluate prominent events or changes in circumstances affecting capital assets to determine whether impairment of a capital asset has occurred.  Common indicators of impairment include evidence of physical damage where restoration efforts are needed to restore service utility, enactment or approval of laws or regulations setting standards that the capital asset would not be able to meet, technological development or evidence of obsolescence, a change in the manner or expected duration of use of a capital asset or construction stoppage.  This Statement will require the Authority to report the effects of capital asset impairment in its financial statements when they occur, rather than as part of the ongoing depreciation expense for the capital asset or upon disposal of the capital asset, and to account for insurance recoveries in the same manner.  The Authority’s management has determined that no impairment of capital assets currently exists.

Capitalized interest — The interest cost associated with major development and construction projects is capitalized and included in the cost of the asset.  Capitalization of interest ceases when the project is substantially complete or when development activity is suspended.  The Authority did not capitalize any interest for the three months ended March 31, 2010 and 2009.

Prepaid Expenses and Other Current  Assets — Prepaid expenses and other current assets were $1,197,413 and $1,379,133 as of March 31, 2010 and December 31, 2009, respectively, which includes prepaid insurance, prepaid uniforms and prepaid supplies.

Deposits and Other Assets — As of March 31, 2010 and December 31, 2009, respectively, deposits and other assets mainly represent $1,620,024 and $1,875,448 in unamortized legal fees and other issuance costs related to the issuance of the Authority’s 9 ¾% Senior Notes due 2011 (the “Senior Notes”) under the Indenture, dated November 7, 2003 (the “Indenture”).

Accrued Liabilities — Accrued liabilities consist of accrued interest, accrued payroll and other accrued liabilities.

Progressive Jackpots Liabilities —The Casino has a number of progressive jackpot slot machines.  As coins are played, the amount available to win increases and will be paid out when the appropriate winning combination occurs.  The Casino has recorded the progressive jackpots as a liability, with a corresponding charge against gaming revenue, of $1,582,336 and $1,587,748 as of March 31, 2010 and December 31, 2009, respectively.  Also, the Casino has available for customer play, wide area progressive slot machines that are interlinked with other unrelated casinos.  These machines are monitored and maintained by the vendor and the Casino is required to remit a percentage of coin-in to the respective vendor.  The Casino records a charge against revenue for the portion of the fee applied to the wide area progressive jackpots.  Amounts recorded against revenue for the portion of the fee applied to the wide area progressive jackpots were approximately $218,218 and $350,744 for the three months ended March 31, 2010 and 2009, respectively.  All other administrative charges are recorded in operating expenses.

Accrued Slot Players Club — The Authority has recorded a liability related to free play, prizes and cash incentives earned by the members of our Players Club. The Authority has recorded the estimated redemption of the liability as contra-revenue in the accompanying statements of revenues, expenses and changes in net assets (deficit).

Contingencies — The Authority assesses its exposure to loss contingencies, including legal matters, and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of March 31, 2010, management determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change materially, the addition of accruals for such items in future periods may be required.

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

Food, Beverage and Retail Revenues — The Authority recognizes as food, beverage and retail revenues the proceeds from its food, beverage and gift shop sales. The Authority continues to distribute non-alcoholic beverages without cost in the gaming area for playing guests.  In December 2009, the Authority replaced the gift shop with vending machines.  The vending machines are owned and operated by a third party.  The Authority receives a commission from the vending machine sales and such commission are recorded as Other Revenues.

Other Revenues — Other revenues are comprised of commissions on ATM and vending machine transactions.

Promotional Allowances — The retail value of food and beverages provided to customers without charge or at a discount is included in food, beverage and retail revenues and then deducted as promotional allowances. Such amounts that are included in food, beverage, and retail revenues for the three months ended March 31, 2010 and 2009 were $378,915 million and $219,911, respectively.

Food and Beverage Expenses — Food and beverage expenses include cost of goods sold related to providing food and beverage to our customers. The estimated costs of providing complimentary products and services are reflected in Casino expenses.

Advertising Costs — Advertising costs are expensed as incurred or when an advertisement is first aired or circulated. Advertising costs included in selling, general and administrative expenses for the three months ended March 31, 2010 and 2009 were $1,522,876 and $841,976, respectively.

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

Distributions to Tribe — Distributions to Tribe are made up of permitted and service payments under the covenants of the Indenture.  They are included in the statements of Revenues, Expenses and Changes in Net Assets (deficit) as distributions to Tribe allowed pursuant to the Indenture.  Total distributions to the Tribe for the three months ended March 31, 2010 and 2009 were $3,397,979 and $3,324,979, respectively.

Reclassifications — Certain prior period balances in the Statement of Cash Flows, have been reclassified to be consistent with current period presentation with no impact on cash provided by operating activities, cash used in capital and related financing activities, cash provided by investing activities or cash used in non-capital financing activities. In addition, approximately $174,000 of promotional allowances for the three month period ended March 31, 2009 was reclassified from selling, general and administrative expenses to promotional allowances with no impact on income from operations.

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

The Authority pays for various expenses for the following departments operated by the Tribe:  Tribal Gaming Commission including surveillance, and plant operations and human resources.  These departmental expenses include but are not limited to payroll and related expenses, legal, and other operational expenses.  The Tribe had been operating the warehouse.  However, in 2010, the Authority began operating the warehouse department.

Total amounts billed by the Tribe to the Casino for these departments, excluding Tribal Gaming Commission and surveillance, for the three months ended March 31, 2010 and 2009 were $986,065 and $879,915, respectively.  These amounts are recorded as a component of selling, general and administrative expenses.

The Authority pays for various expenses for the Tribal Gaming Commission and surveillance. Tribal Gaming Commission and surveillance expenses are recorded in Gaming Commission and surveillance expenses on the Statements of Revenues, Expenses and Changes in Net Assets (deficit).  Gaming Commission and surveillance expenses for the three months ended March 31, 2010 and 2009 were $767,973 and $865,501, respectively.

The Tribe incurred approximately $67.0 million in total expenses on the Authority’s behalf for master planning of the proposed resort and infrastructure improvements on the reservation that benefits the Casino, of which almost all of such expenditures were incurred prior to 2009 before the construction was suspended.  The Authority reimbursed the Tribe approximately $52.4 million through 2009.  On January 8, 2010, the Authority’s Board of Directors authorized the reimbursement of the Tribe in an amount not to exceed approximately $14.9 million of construction costs.  The approval included a payment schedule according to which the Authority reimbursed the Tribe $2,700,000 on January 18, 2010, $400,000 on each of February 1, 2010 and March 1, 2010.  The Authority has agreed to reimburse the Tribe $400,000 on April 1, 2010 and $700,000 monthly through November 1, 2010 without exceeding $14.9 million.  When the reimbursement payments are made or accrued, the related expenses are capitalized and reflected in construction-in-progress. The reimbursed costs consist of engineering and design costs related to the proposed master plan development, including electrical, HVAC, landscaping, interior design services and consulting fees for legal, branding, feasibility, and public relations services, as well as the construction costs of the lower Acorn Road.  During the three months ended March 31, 2010, the Authority reimbursed the Tribe $3.5 million for development expenditures and accrued the remaining $11.1 million, which is included in Payable to Tribe in the Condensed Balance Sheet at March 31, 2010.

The Authority reserved 50 recreational vehicle spaces and 10 campsite spaces at Alexander RV Park and Campground for casino guests.  Alexander RV Park and Campground is a wholly owned subsidiary of the Tribe.  The cost of reserving the parking spaces and campsite spaces for the three months ended March 31, 2010 was $69,458 compared to $66,150 for the same prior year period.

6.                          CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(Unaudited)

Operating accounts	$9,372,581	$16,281,764
Money market accounts*	22,104,300	10,095,039
Cash on hand	4,384,048	5,240,704

Cash and cash equivalents	35,860,929	31,617,507
Restricted cash	7,099,276	7,097,526

Total cash and cash equivalents and restricted cash	$42,960,205	$38,715,033

*Represents level 1 fair value measurement, quoted prices in active markets for identical items.

Deposits — Custodial credit risk is the risk that in the event of a bank failure, the Authority’s deposits (cash in checking, sweep, and money market accounts held with its third-party administrator) may not be returned to it.  The Authority does not have a deposit policy for custodial credit risk.  As of March 31, 2010 and December 31, 2009, approximately $38,017,617 and $34,009,525, respectively, of the Authority’s bank balance for these deposits of $38,533,335 and $34,580,666, respectively, was exposed to custodial credit risk, as it was uninsured and uncollateralized.

7.         CAPITAL ASSETS

Capital Assets at March 31, 2010 and December 31, 2009 consisted of the following:

	Balance, as of December 31, 2009	Additions	Dispositions	Transfers In(Out)	Balance, as of March 31, 2010
					(Unaudited)

Building and improvements	$131,361,604	$3,976	$—	$196,060	$131,561,640
Furniture, fixtures and equipment	35,102,290	127,946	—	65,847	35,296,083
Less accumulated depreciation	(60,121,221)	(2,458,847)	—	—	(62,580,068)
	106,342,673	(2,326,925)	—	261,907	104,277,655
Construction in Progress	59,588,618	15,000,050	—	(261,907)	74,326,761
Capital assets - net	$165,931,291	$12,673,125	$—	$—	$178,604,416

Construction in progress consists of payments to the Tribe and various vendors related to the Authority’s master plan development and land improvements.  Substantially all of the Authority’s personal property is pledged as collateral to secure its debt.

8.         ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(Unaudited)

Accrued in-house progressive slot jackpots	$1,582,336	$1,587,748
Accrued payroll and related benefits	2,091,458	1,514,557
Accrued interest	8,125,000	3,250,000
Accrued other expenses	1,230,155	1,343,068
Total accrued liabilities	$13,028,949	$7,695,373

9.             LONG-TERM DEBT

Long-term debt consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(Unaudited)

9-3/4% Senior Notes, net of unamortized issue discount of $533,976 and $618,288. Due November 2011	$199,466,024	$199,381,712
Vehicle and Slot Notes	188,176	492,203

Total Long-Term Debt	199,654,200	199,873,915
Less: current portion	(188,176)	(492,203)

Total long-term-debt - net of current maturities	$199,466,024	$199,381,712

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

The Authority’s long-term debt is recorded at an amortized historical cost basis.  The fair value of the Senior Notes was approximately $188.3 million as of March 31, 2010 based on level one inputs, quoted prices in active markets.

10.                   EMPLOYEE BENEFIT PLAN

The Authority participates in a 401(k) Plan, a retirement plan (the “Plan”), which is qualified under Section 401(k) of the Internal Revenue Code.  The Plan is a defined contribution plan administered by an insurance company and is available to all eligible employees of the Casino who have attained age 21 and have at least three months of eligible service as defined in the Plan.  The Plan participants may contribute up to 50 percent of their eligible pretax compensation, subject to legal limitations.  The Authority at its discretion, will make matching contributions.  Any forfeiture due to employee terminations reduces future Casino contributions.  Participants become vested in employer contributions, as well as any earnings thereon, over a three-year period at the rate of 30 percent, 60 percent and 100 percent at the end of each year, respectively.  Employee contributions to the Plan were $127,413 and $141,151 for the three months ended March, 31, 2010, and 2009, respectively.  The Casino made matching contributions to the Plan of $11,968 and $41,637 during the three months ended March 31, 2010, and 2009, respectively.  The Casino temporarily suspended its matching contribution in January 2009 and reinstated it in March 2010.

11.          RISK MANAGEMENT

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

12.                   LEASES

The Authority extended its operating lease of the sprung structure that houses the casino operations.  The amended lease expires on June 17, 2012.  The agreement calls for monthly payments of $25,395.  During the three months ended March 31, 2010 and 2009, total rental expense was $76,185, and $108,690, respectively.

Other operating leases include leases for office spaces and copiers.

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

Mr. Runyan filed a Notice of Appeal of the Superior Court’s Order on July 27, 2009 and filed his opening brief in the First District Court of Appeal on December 11, 2009.  The Authority’s respondents brief was filed on January 8, 2010, Mr. Runyan’s reply brief was filed on February 26, 2010, and oral argument has been set for May 11, 2010.  The Authority continues to believe that there was no basis for Mr. Runyan to seek arbitration and will argue vigorously in favor of upholding the Superior Court’s Order granting the motion to quash summons and dismissing Mr. Runyan’s petition and motion for an order compelling arbitration.

Other Legal Matters

The Authority is involved in other litigation and disputes from time to time in the ordinary course of business with vendors and patrons. The Authority believes that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on its results of operations, financial condition or cash flows.

14.                   COMPACT REVENUE SHARING TRUST FUND

Under the Compact as entered into with the State of California in September 1999, the Tribe must pay annual license fees of $900-$4,350 per Class III gaming device, based on the number of gaming device licenses approved by the state gaming commission.  The Compact does not require a license for the first 350 Class III gaming devices in use and does not require a license fee for an additional 350 machines. Payments are due on a quarterly basis and are remitted into a state revenue sharing trust fund.  License fees expense totaled $333,750 for each of the three months ended March 31, 2010, and 2009.

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

16.                   SUBSEQUENT EVENTS

On April 9, 2010, the Authority entered into an employment agreement with Mr. David F. Fendrick as its Chief Executive Officer and General Manager of the Casino.  The agreement is effective as of April 9, 2010, and continues through April 8, 2013, unless terminated earlier by the parties under the terms of the agreement. The agreement provides for the payment to Mr. Fendrick of an initial annual base salary of $300,000.  Mr. Fendrick will also be eligible to receive an annual bonus at the discretion of the Authority’s Board of Directors not to exceed thirty percent (30%) of his annual base salary.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed financial statements and related notes included in Item 1 of this report.

Overview

We are an unincorporated governmental instrumentality of the Tribe that owns and operates the Casino.  We offer Class III slot and video poker gaming machines, house banked table games (including Blackjack, Three card poker, Mini-baccarat and Pai Gow poker), Poker, featuring Texas Hold’em, and comprehensive food and beverage offerings.

FASB Codification Discussion

Over the years, the Financial Accounting Standards Board (“FASB”) and other designated GAAP-setting bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc.  The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 resulting in the release of the FASB Accounting Standards Codification (the “ASC”) on July 1, 2009.  The ASC was effective for financial statements for interim or annual reporting periods ending after September 15, 2009.

The ASC became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the ASC superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative. This Statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

The ASC does not change how we account for our transactions or the nature of related disclosures made.  However, when referring to guidance issued by the FASB, we will refer to topics in the ASC rather than FASB Statements, for example.  We have updated references to GAAP in this Form 10-Q to reflect the guidance in the ASC.

Critical Accounting Policies and Estimates

We have identified certain critical accounting policies and estimates that affect our more significant judgments and estimates used in the preparation of our financial statements. The preparation of our financial statements, in conformity with GAAP, requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate those estimates, including those related to asset impairment, accruals for our promotional slot club, compensation and related benefits, revenue recognition, contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements:

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

Buildings and improvements:	5-21 years
Furniture, fixtures and equipment:	5 years

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

• Accrued Progressive Slot Jackpots — Accrued progressive slot jackpots consist of estimates for prizes relating to various games that have accumulated jackpots. We have recorded the anticipated payouts as a reduction of casino revenues and as a component of accrued liabilities.  We do not accrue for the base jackpot.

• Contingencies — We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of March 31, 2010, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change materially, the addition of accruals for such items in future periods may be required.

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

RIVER ROCK ENTERTAINMENT AUTHORITY

(A governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2010 and 2009

(Dollars in Millions)

	March 31,		Dollar Variance	Percentage Variance
	2010	2009	2010 vs. 2009	2010 vs. 2009

OPERATING REVENUES:
Casino	$30.9	$30.0	$1.0	3.3%
Food, beverage and retail	1.4	1.4	0.0	0.9%
Other	0.3	0.1	0.1	99.5%

Gross revenues	32.6	31.5	1.1	3.6%

Promotional allowances	(0.4)	(0.2)	(0.2)	72.3%

Net revenues	32.3	31.3	1.0	3.1%

OPERATING EXPENSES:
Casino	3.8	4.2	(0.3)	-8.1%
Food, beverage and retail	1.8	2.1	(0.3)	-12.5%
Selling, general and administrative	10.6	10.1	0.5	4.7%
Depreciation	2.5	2.4	0.1	3.5%
Gaming commission and surveillance expense	0.8	0.9	(0.1)	-11.3%
Compact revenue sharing trust fund	0.3	0.3	—	0.0%

Total operating expenses	19.8	19.9	(0.1)	-0.7%

INCOME FROM OPERATIONS	12.5	11.4	1.1	9.6%

NON-OPERATING EXPENSE-Net
Interest expense	(5.2)	(5.2)	0.0	0.0%
Interest income	0.0	0.0	0.0	35.1%

Non-operating expense-net	(5.2)	(5.2)	0.0	-0.1%

INCOME BEFORE DISTRIBUTIONS TO TRIBE	$7.3	$6.2	$1.1	17.8%

Results of Operations

Comparison of the three months ended March 31, 2010 and 2009

Net revenues. Net revenues for the three months ended March 31, 2010 increased by $1.0 million to $32.3 million, from $31.3 million, for the three months ended March 31, 2009.  We believe the increase in net revenues is attributable to an increase in customer satisfaction levels resulting from the casino renovation project.  Our renovation project has resulted in better customer retention, longer stays, and an increase in the number of visits.  Approximately 95.9% of our net revenues were from our gaming activities in the first quarter of 2010, as compared to 95.7% in the comparable prior year period.  We generated $28.0 million or 86.7% of our net revenues from gaming devices, and $3.0 million, or 9.2% of our net revenues from table games and poker for the three months ended March 31, 2010, compared to $27.0 million from gaming devices or 86.2% of our net revenues, and $3.0 million or 9.6% of net revenues from table games and poker for the three months ended March 31, 2010.  Our win per slot machine per day was $257 for the three months ended March 31, 2010, which increased by $66 from $191 for the three months ended March 31, 2009.  The increase in net win per machine per day is primarily attributable to the decrease in the average number of slot machines on the floor.  We have been reconfiguring our gaming floor in an effort to enhance our overall appeal.  As part of this effort, we reduced the average number of slot machines to 1,211 for the three  months ended March 31, 2010, compared to 1,569 for the three months ended March 31, 2009.

We generated $1.1 million, net of promotional allowance of $0.4 million, in food, beverage and retail sales for the three months ended March 31, 2010, compared to $1.2 million, net of promotional allowances of $0.2 million, in food, beverage and retail sales for the three months ended March 31, 2009.

Promotional allowances. Promotional allowances for the three months ended March 31, 2010 were $0.4 million, or 1.2% of net revenues, compared to $0.2 million, or 0.7% of net revenues, for the three months ended March 31, 2009.

Operating expenses. Operating expenses for the three months ended March 31, 2010 were $19.8 million, or 61.3% of net revenues, compared to $19.9 million, or 63.6% of net revenues, for the three months ended March 31, 2009.

Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the cost of complimentary activities.  Casino expense for the three months ended March 31, 2010 was $3.8 million compared to $4.2 million for the three months ended March 31, 2009.  Casino expense as a percentage of Casino revenues decreased to 12.4% from 13.9% for the three months ended March 31, 2009.  The decrease in Casino expenses is due to the decrease in payroll, contract and consulting services.

Food, beverage and retail expense for the three months ended March 31, 2010 was $1.8 million, or 170.1% of food, beverage and retail revenue, net of promotional allowances, compared to $2.1 million, or 171.0% of food, beverage and retail revenue, net of promotional allowances for the three months ended March 31, 2009.  Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

Selling, general and administrative expense for the three months ended March 31, 2010 was $10.6 million, or 32.8% of net revenues, from $10.1 million, or 32.2% of net revenues, for the three months ended  March 31, 2009.

Depreciation expense for the three months ended March 31, 2010 was $2.5 million compared to $2.4 for the three months ended March 31, 2009.  Depreciation expense was computed using the straight-line method over the useful life of property, plant and equipment.

Gaming Commission and surveillance expense for the three months ended March 31, 2010 was $0.8 million compared to $0.9 million for the three months ended March 31, 2009.

The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices we are allowed to operate.  Revenue sharing trust fund fees assessed were $0.3 million for each of the three months ended March 31, 2010 and 2009.

Income from operations. Income from operations for the three months ended March 31, 2010 was $12.5 million, or 38.7% of net revenues, compared to $11.4 million, or 36.4% of net revenues, for the three months ended March 31, 2009.  The increase in income from operations is attributable to the increase in business volumes as a result of the Casino renovation project as well as the ongoing marketing efforts and the decrease in operating expenses from our cost saving measures.

Non-Operating expense, net. Non-operating expense, net for the three months ended March 31, 2010 was $5.2  million, or 16.1% of net revenues, compared to $5.2 million or 16.6% of net revenues, for the three months ended March 31, 2009.  Non-operating expense, net, includes $5.2 million of interest expense for each of the three months ended March 31, 2010 and 2009.  No interest costs were capitalized in the three months ended March 31, 2010 and 2009.

Income before distributions to Tribe. Income before distributions to the Tribe for the three months ended March 31, 2010 was $7.3 million, or 22.6% of net revenues, compared to $6.2 million, or 19.8% of net revenues, for the three months ended March 31, 2009.

Distributions to the Tribe. Distributions to the Tribe for the three months ended March 31, 2010 were $3.4 million, compared to $3.3 million for the three months ended March 31, 2009.

Liquidity and Capital Resources

Since our inception, we have funded our capital expenditures and working capital requirements primarily through debt financing, gaming equipment supplier financing, other financing, and operating cash flow.

Our capital expenditures for the three months ended March 31, 2010 and 2009 were $6.4 million and $3.9 million, respectively.  The addition to capital expenditures for the three months ended March 31, 2010 consisted primarily of construction-in-progress related to the master plan development of our planned resort of which $3.5 million was reimbursed to the Tribe as well as costs relating to remodels of our Casino and restaurants.  We have reflected the expenditures relating to the master plan development which we reimbursed the Tribe as construction-in-progress in our balance sheet.

As of March 31, 2010, we had cash and cash equivalents, net of restricted cash of $35.9 million, compared to $31.6 million, as of December 31, 2009. We had restricted cash of $7.1 million as of March 31, 2010 and December 31, 2009.  Our principal source of liquidity during the three months ended March 31, 2010 consisted of cash flow from operating activities.

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

Net cash used for capital and related financing activities for the three months ended March 31, 2010 was $6.7 million, compared to $3.9 million, for the three months ended March 31, 2009.  This increase was primarily attributable to the increase in transfers to the Tribe for development costs.

Cash flows provided by investing activities consisting of interest income for the three months ended March 31, 2010 was $11,400, compared to $8,438 for the three months ended March 31, 2009.

Cash flows used in non-capital financing activities for the three months ended March 31, 2010 was $3.4 million, compared to $3.3 million, for the three months ended March 31, 2009.  Cash flows used in non-capital financing activities consist of distributions to the Tribe.

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

The Tribe announced plans to build a destination resort, which plans are more fully described in our Form 8-K dated June 28, 2007, and exhibits listed therein.  The proposed project includes the construction of a casino, hotel and spa, several food and beverage venues, administrative facilities, a garden and terrace plaza, a retail area, and back of house facilities. The proposed project includes three above-ground levels and a hotel tower (up to eight levels) and two below-ground levels.  The construction of our expansion project has temporarily been postponed due to inadequate liquidity or cash flow to finance the project as proposed.  We will consider various sources of liquidity to finance the first phase of the proposed project, although it cannot be assured that we will be able to obtain financing or that the interest rates on any financings will be favorable.

The Tribe incurred approximately $67.0 million in total expenses on our behalf for master planning of the proposed resort and infrastructure improvements on the reservation that benefits the Casino, of which almost all of such expenditures were incurred prior to 2009 before the construction was suspended.  We reimbursed the Tribe approximately $52.4 million through 2009.  On January 8, 2010, our Board of Directors authorized the reimbursement of the Tribe in an amount not to exceed approximately $14.9 million of construction costs.  The approval included a payment schedule according to which we reimbursed the Tribe $2,700,000 on January 18, 2010 and $400,000 on February 1, 2010 and on March 1, 2010. We will reimburse the Tribe $400,000 on April 1, 2010 and $700,000 monthly thereafter without exceeding $14.9 million.  When the reimbursement payments are made or accrued, the related expenses are capitalized and reflected in construction-in-progress on our balance sheet. The reimbursed costs consist of engineering and design costs related to the proposed master plan development, including electrical, HVAC, landscaping, interior design services and consulting fees for legal, branding, feasibility, and public relations services, as well as the construction costs of the lower Acorn Road.  During the three months ended March 31, 2010, we reimbursed the Tribe $3.5 million for development expenditures and accrued the remaining $11.1 million, which is included in Payable to Tribe in the Condensed Balance Sheet at March 31, 2010.

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

As part of the effort to enhance the overall appeal of our product, we have been reconfiguring our gaming floor.  This effort has resulted in the reduction of approximately 372 slot machines since June 2009 and 2 table games since August 2009.  We will maintain our contractual rights under the Compact to operate a total of 1,600 slot machines in our Casino and pay the related Revenue Sharing Trust Fund (“RSTF”) payments.  We considered many factors such as peak period demand, per unit productivity, and player comfort in our analysis to ensure that the reduction of gaming devices will not adversely impact our revenues.  The reduction of gaming units on the Casino floor has provided us an opportunity to upgrade current amenities, improve player comfort and enhance entertainment value. We are confident that these improvements, targeted at improving product appeal, will ultimately open up a greater spectrum of potential consumers within our designated market area.  In combination with our continuing effort to improve operational efficiency, upgrading our gaming technology, and refocusing our marketing efforts, we are confident that we will have set a solid foundation for improved and sustained cash flows.

Contractual Obligations as of March 31, 2010

The following table summarizes our contractual obligations and commitments as of March 31, 2010:

	Total	1 Year	1-3 Years	3-5 Years
Long-term debt obligations (a)	$200,188,176	$188,176	$200,000,000	—
Operating lease obligations	1,594,241	610,396	843,133	140,712
Total obligations (b)	$201,782,417	$798,572	$200,843,133	$140,712

(a)           Excluded from long-term debt obligations above are interest payments of $14.6 million in 1 year and $16.3 million in 2-3 years.

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

Through March 31, 2010, we had not invested in derivative or foreign currency-based financial instruments.  We primarily have invested in money markets.  As such, we do not believe we have material exposure to market risk.

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

Management has performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes to Internal Controls Over Financial Reporting

We continue to test our internal controls so as to make improvements to the weaknesses that we have identified and to determine whether there are other procedures that we can implement to improve our financial reporting processes.  For the three month period ended March 31, 2010, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 14, 2009, Mr. Runyan filed a Petition for Order Compelling Arbitration with the Sonoma County Superior Court, and on January 30, 2009, he filed a Motion for Order Compelling Arbitration.  In both the Petition and the Motion, Mr. Runyan sought to have the Court issue an order compelling arbitration of the claims asserted in the complaint that was dismissed by the court in December 2008.  We believed, based on fact that Mr. Runyan entered into a Severance Agreement and General Release with the Casino, and other released parties, that there was no basis for Mr. Runyan to seek arbitration.  On April 13, 2009, we, along with the Casino and Mr. Hopkins, filed a hybrid motion to quash summons and dismiss the Petition and Motion.  On June 1, 2009, the Court granted the motion in its entirety, holding that the Court lacked personal and subject matter jurisdiction, that Mr. Runyan terminated and extinguished his purported employment agreement (which contained the arbitration clause he attempted to rely on) and that he waived any right to arbitration he might have had by settling and releasing all claims.  Finally, the Court held that we have tribal sovereign immunity from service of process.

Mr. Runyan filed a Notice of Appeal of the Superior Court’s Order on July 27, 2009 and filed his opening brief in the First District Court of Appeal on December 11, 2009.  Our respondents brief was filed on January 8, 2010, Mr. Runyan’s reply brief was filed on February 26, 2010, and oral argument has been set for May 11, 2010.  We continue to believe that there was no basis for Mr. Runyan to seek arbitration and will argue vigorously in favor of upholding the Superior Court’s Order granting the motion to quash summons and dismissing Mr. Runyan’s petition and motion for an order compelling arbitration.

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

The Twin Pine Casino and Hotel, owned and operated by the Middletown Rancheria of Pomo Indians, is located approximately 4 miles off Highway 29 in Napa County, approximately 34 miles from our gaming and entertainment facility. The Middletown Rancheria has recently completed an expansion of the Twin Pine Casino and Hotel which includes a 60-room hotel, three food areas and a wine tasting room, as well as 50,000 square feet of gaming space with approximately 520 slot machines and 12 table games consisting of blackjack and poker.  The Twin Pine Casino and Hotel recently announced plans to add a fourth restaurant offering, a 40-seat café with a mid-priced menu.

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

Dated: May 17, 2010	RIVER ROCK ENTERTAINMENT AUTHORITY
(Registrant)

	By:	/s/ David Fendrick
David Fendrick,
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by David Fendrick, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Joseph R. Callahan, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

32*

Certification by David Fendrick, Chief Executive Officer, and by Joseph R. Callahan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*               This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of River Rock Entertainment Authority whether made before or after the date hereof, regardless of any general incorporation language in such filing.