Form 10-Q
period 2010-06-30
River Rock Entertainment Authority
filed 2010-08-16
CIK 1288924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,929,958	$31,617,507
Accounts receivable	142,106	266,146
Inventories	63,166	77,643
Prepaid expenses and other current assets	1,376,636	1,379,133

Total current assets	37,511,866	33,340,429

RESTRICTED CASH	7,101,172	7,097,526

CAPITAL ASSETS:
Buildings and building improvements	132,068,397	131,361,604
Furniture, fixtures and equipment	36,156,912	35,102,290
Accumulated depreciation	(64,915,494)	(60,121,221)
Construction in progress	75,085,672	59,588,618

Capital assets - net	178,395,487	165,931,291

DEPOSITS AND OTHER ASSETS	1,634,788	1,936,623

TOTAL ASSETS	$224,643,313	$208,305,869

LIABILITIES AND NET ASSETS (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$3,159,398	$6,060,663
Payable to Tribe	10,197,054	—
Accrued liabilities	8,661,457	7,695,373
Current maturities of long-term debt	—	492,203
Total current liabilities	22,017,909	14,248,239

LONG-TERM DEBT - net of current maturities	199,550,337	199,381,712

TOTAL LIABILITIES	221,568,246	213,629,951

COMMITMENTS AND CONTINGENCIES

NET ASSETS (DEFICIT)
Invested in capital assets-net of related debt	(21,154,850)	(33,942,624)
Restricted for capital projects	7,101,172	7,097,526
Unrestricted	17,128,745	21,521,016

Total net assets (deficit)	3,075,067	(5,324,082)

TOTAL LIABILITIES AND NET ASSETS (DEFICIT)	$224,643,313	$208,305,869

The accompanying notes are an integral part of these unaudited interim financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN NET ASSETS (DEFICIT)

(Unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 30,		June 30,
	2010	2009	2010	2009
OPERATING REVENUES:

Casino	$31,140,938	$29,469,018	$62,076,315	$59,421,534
Food, beverage, and retail	1,483,895	1,480,986	2,923,207	2,906,872
Other	250,252	333,529	507,272	462,365

Gross revenues	32,875,085	31,283,533	65,506,794	62,790,771

Promotional allowances	(440,010)	(468,386)	(818,925)	(688,297)

Net revenues	32,435,075	30,815,147	64,687,869	62,102,474

OPERATING EXPENSES:
Casino	4,051,941	3,924,507	7,884,949	8,097,389
Food, beverage, and retail	1,701,831	1,702,607	3,505,584	3,764,985
Selling, general, and administrative	10,140,090	9,812,193	20,703,413	19,897,088
Depreciation	2,335,426	2,381,411	4,794,273	4,756,021
Gaming commission and surveillance expense	767,474	1,050,373	1,535,447	1,915,874
Compact revenue sharing trust fund	333,750	333,750	667,500	667,500
(Gain) on sale of assets	—	(33,000)	—	(33,000)

Total Operating expenses	19,330,512	19,171,841	39,091,166	39,065,857

INCOME FROM OPERATIONS	13,104,563	11,643,306	25,596,703	23,036,617

NON-OPERATING EXPENSE-Net:
Interest expense	(5,214,736)	(5,214,986)	(10,429,472)	(10,430,486)
Interest income	16,476	23,362	27,876	31,800

Non-operating expense-net	(5,198,260)	(5,191,624)	(10,401,596)	(10,398,686)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	7,906,303	6,451,682	15,195,107	12,637,931

DISTRIBUTIONS TO TRIBE	(3,397,979)	(3,324,980)	(6,795,958)	(6,649,959)

CHANGES IN NET ASSETS	4,508,324	3,126,702	8,399,149	5,987,972

NET ASSETS (DEFICIT) -Beginning of period	(1,433,257)	(12,807,884)	(5,324,082)	(15,669,154)

NET ASSETS (DEFICIT) -End of period	$3,075,067	$(9,681,182)	$3,075,067	$(9,681,182)

The accompanying notes are an integral part of these unaudited interim financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-Month Period Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$64,795,510	$62,125,718
Cash paid for salaries and benefits	(13,100,741)	(14,469,975)
Cash paid to suppliers	(20,311,727)	(20,082,259)
Cash paid for compact revenue sharing trust fund	(667,500)	(667,500)

Net cash provided by operating activities	30,715,542	26,905,984

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Payments of debt	(492,203)	(70,379)
Purchases of capital assets	(4,063,141)	(2,356,908)
Transfers to the Tribe for development costs	(5,300,000)	(6,217,445)
Change in restricted cash	(3,646)	(3,588)
Interest paid	(9,750,000)	(9,751,014)
Proceeds from sale of assets	—	33,000
Other	(26,019)	—

Net cash used in capital and related financing activities	(19,635,009)	(18,366,334)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Interest Income	27,876	31,800

CASH FLOWS USED IN NON-CAPITAL FINANCING ACTIVITIES:

Distributions to Tribe	(6,795,958)	(6,649,959)

CHANGE IN CASH AND CASH EQUIVALENTS	4,312,451	1,921,491

CASH AND CASH EQUIVALENTS, Beginning of the period	31,617,507	27,348,392

CASH AND CASH EQUIVALENTS, End of the period	$35,929,958	$29,269,883

The accompanying notes are an integral part of these unaudited interim financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

RECONCILIATION OF INCOME FROM OPERATIONS	Six-Month Period Ended June 30,
TO NET CASH PROVIDED BY OPERATING ACTIVITIES:	2010	2009

Income From Operations	$25,596,703	$23,036,617

Adjustments to reconcile operating income to net cash provided by operating activities:
Depreciation	4,794,273	4,756,021
Changes in operating assets and liabilities:
Accounts receivable	124,040	(60,089)
Inventories	14,477	26,051
Prepaid expenses	2,497	(129,852)
Deposit and other assets	(182,994)	—
Accounts payable	(599,538)	(1,119,139)
Accrued liabilities	966,084	396,375
Total adjustments	5,118,839	3,869,367

NET CASH PROVIDED BY OPERATING ACTIVITIES	$30,715,542	$26,905,984

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:

Acquisition of property and equipment through accounts payable	$277,405	$—

Acquisition of property and equipment through transfers to Tribe for development costs	$10,197,054	$—

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

2.                          BASIS OF PRESENTATION, UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited condensed financial statements of the Authority, presented herein are presented on the same basis and can be compared to the audited financial statements reported in the Authority’s annual information in the Authority’s 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“the SEC”). The accompanying condensed balance sheet as of December 31, 2009 has been derived from the audited financial statements included in the Authority’s Annual Report on Form 10-K for the year ended December 31, 2009.

River Rock Entertainment Authority has made its disclosures in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting, but condensed or omitted certain information and disclosures normally included in notes to financial statements in accordance with the SEC’s rules and regulations. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto in River Rock Entertainment Authority’s Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of the Authority’s management, the accompanying unaudited interim condensed financial statements contain all adjustments (consisting of normal recurring adjustments) to fairly present the Authority’s condensed financial position as of June 30, 2010 and the condensed statements of revenues, expenses and changes in net assets (deficit) for the three and six month periods ended June 30, 2010 and 2009, and condensed statements of cash flows for the six months ended June 30, 2010 and 2009, as applicable. The condensed statements of revenues, expenses and changes in net assets (deficit) and condensed cash flows for all periods presented are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.

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

There are differences between financial statements prepared in accordance with GASB pronouncements and those prepared in accordance with the FASB Codification. The statements of revenues, expenses and changes in net assets (deficit) are a combined statement under GASB pronouncements. The FASB Codification allows a statement of income or operations and a separate statement of owners’ or shareholders’ equity (deficit), which is where distributions to owners would be presented.  The amount shown as income before distributions to Tribe would be the most comparable amount to net income computed under the FASB Codification.  The Authority is a separate enterprise fund of the Tribe, a governmental entity, and as such there is no owners’ or shareholders’ equity (deficit) as traditionally represented under the FASB Codification.  The most comparable measure of owners’ equity (deficit) is presented on the Authority’s balance sheet as net assets (deficit).

During the third quarter of 2009, the Authority adopted the new Accounting Standards Codification (“ASC”) as issued by the FASB.  The ASC has become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The ASC is not intended to change or alter existing GAAP.  The adoption of the ASC did not have a material impact on the Authority’s financial statements.

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

Restricted Cash— Restricted cash consists of net proceeds from the Notes Offering and investment earnings thereon set aside in construction financing accounts, for construction costs for related infrastructure improvements and construction contingencies. It also includes funds that are reserved for construction contingencies and the funds for the development of the Dugan Property, an approximately 18-acre parcel of land adjacent to the Tribe’s reservation. The restricted cash is held in escrow accounts that can only be used for authorized construction disbursements until the related projects are completed.  These escrow accounts are invested in money market accounts, which generate interest on a monthly basis. The FDIC has insured $250,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow accounts. Restricted cash was $7,101,172 and $7,097,526 at June 30, 2010 and December 31, 2009, respectively.  As of June 30, 2010, restricted cash includes amounts available for construction of $2,773,500 and land development funds of $4,327,672.  On July 30, 2010, U.S. Bank National Association, as trustee and collateral agent for the Senior Notes, transferred $2,682,699 from restricted accounts held by U.S. Bank to the Authority’s unrestricted operating account. The transferred amount represents the remaining balances of proceeds from the sale of the Senior Notes and investment earnings thereon that had been held by U.S. Bank in a restricted construction financing account and a construction escrow account less all fees and expenses owed to U.S. Bank to date.  The remaining balance of restricted cash relates to the emergency access road which will be used to further develop either the Dugan Road or an alternate access road and will remain restricted for such purposes.

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

Capitalized interest — The interest cost associated with major development and construction projects is capitalized and included in the cost of the asset.  Capitalization of interest ceases when the project is substantially complete or when development activity is suspended.  The Authority did not capitalize any interest for the six months ended June 30, 2010 and 2009.

Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets were $1,376,636 and $1,379,133 as of June 30 2010 and December 31, 2009, respectively, which includes prepaid insurance, prepaid uniforms and prepaid supplies.

Deposits and Other Assets — As of June 30, 2010 and December 31, 2009, respectively, deposits and other assets mainly represent $1,364,601 and $1,875,448 in unamortized legal fees and other issuance costs related to the issuance of the Authority’s 9 ¾% Senior Notes due 2011 (the “Senior Notes”) under the Indenture, dated November 7, 2003 (the “Indenture”) and $182,994 in costs incurred in connection with the potential offering of new notes.

Accrued Liabilities — Accrued liabilities consist of accrued interest, accrued payroll and other accrued liabilities.

Progressive Jackpots Liabilities —The Casino has a number of progressive jackpot slot machines.  As coins are played, the amount available to win increases and will be paid out when the appropriate winning combination occurs.  The Casino has recorded the progressive jackpots as a liability, with a corresponding charge against gaming revenue, of $1,544,872 and $1,587,748 as of June 30, 2010 and December 31, 2009, respectively.  Also, the Casino has available for customer play wide area progressive slot machines that are interlinked with other unrelated casinos.  These machines are monitored and maintained by the vendor and the Casino is required to remit a percentage of coin-in to the respective vendor.  The Casino records a charge against revenue for the portion of the fee applied to the wide area progressive jackpots.  Amounts recorded against revenue for the portion of the fee applied to the wide area progressive jackpots were approximately $273,912 and $351,226 for the three months ended June 30, 2010 and 2009, respectively; and approximately $492,130 and $701,970 for the six months ended June 30, 2010 and 2009.  All other administrative charges are recorded in operating expenses.

Accrued Slot Players Club — The Authority has recorded a liability related to free play, prizes and cash incentives earned by the members of our Players Club. The Authority has recorded the estimated redemption of the liability as contra-revenue in the accompanying statements of revenues, expenses and changes in net assets (deficit).

Contingencies — The Authority assesses its exposure to loss contingencies, including legal matters, and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of June 30, 2010, management determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change materially, the addition of accruals for such items in future periods may be required.

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

Promotional Allowances — The retail value of food and beverages provided to customers without charge or at a discount is included in food, beverage and retail revenues and then deducted as promotional allowances. Such amounts that are included in food, beverage, and retail revenues for the three months ended June 30, 2010 and 2009 were $440,010 and $468,386, respectively.  The amounts included in food, beverage and retail revenues for the six months ended June 30, 2010 and 2009 were $818,925 and $688,297, respectively.

Food and Beverage Expenses — Food and beverage expenses include cost of goods sold related to providing food and beverage to our customers. The estimated costs of providing complimentary products and services are reflected in Casino expenses.

Advertising Costs — Advertising costs are expensed as incurred or when an advertisement is first aired or circulated. Advertising costs included in selling, general and administrative expenses for the three months ended June 30, 2010 and 2009 were $1,452,753 and $1,226,723, respectively.  Advertising costs for the six months ended June 30, 2010 and 2009 were $2,975,629 and $2,068,699, respectively.

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

Distributions to Tribe — Distributions to Tribe are made up of permitted and service payments under the covenants of the Indenture.  They are included in the statements of Revenues, Expenses and Changes in Net Assets (deficit) as distributions to Tribe allowed pursuant to the Indenture.  Total distributions to the Tribe for the three months ended June 30, 2010 and 2009 were $3,397,979 and $3,324,980, respectively.  Total distributions to the Tribe for the six month ended June 30, 2010 and 2009 were $6,795,958 and $6,649,959, respectively.

Reclassifications — Certain prior period balances in the Statements of Cash Flows, have been reclassified to be consistent with current period presentation with no impact on cash provided by operating activities, cash used in capital and related financing activities, cash provided by investing activities or cash used in non-capital financing activities. In addition, $295,656 and $469,825 of promotional allowances for the three and six month periods ended June 30, 2009 was reclassified from selling, general and administrative expenses to promotional allowances with no impact on income from operations.

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

The Authority pays for various expenses for the following departments operated by the Tribe:  Tribal Gaming Commission including surveillance, and plant operations and human resources.  These departmental expenses include but are not limited to payroll and related expenses, legal, and other operational expenses.  The Tribe had been operating the warehouse, however, in April 2010, the Authority began operating the warehouse department.

Total amounts billed by the Tribe to the Casino for these departments, excluding Tribal Gaming Commission and surveillance, for the three months ended June 30, 2010 and 2009 were $944,218 and $978,798 respectively.  These amounts are recorded as a component of selling, general and administrative expenses.  The expenses for these departments for the six months ending June 30, 2010 and 2009 were $1,930,283 and $1,858,713, respectively.

The Authority pays for various expenses for the Tribal Gaming Commission and surveillance. Tribal Gaming Commission and surveillance expenses are recorded in Gaming Commission and surveillance expenses on the Statements of Revenues, Expenses and Changes in Net Assets (deficit).  Gaming Commission and surveillance expenses for the three months ended June 30, 2010 and 2009 were $767,474 and $1,050,373, respectively.  Gaming Commission and surveillance expenses for the six months ended June 30, 2010 were $1,535,447 and $1,915,874.

The Tribe incurred approximately $67 million in total expenses on the Authority’s behalf for master planning of the proposed resort and infrastructure improvements on the reservation that benefits the Casino, of which almost all of such expenditures were incurred prior to 2009 before the construction was suspended.  The Authority reimbursed the Tribe approximately $52.4 million through 2009.  On January 8, 2010, the Authority’s Board of Directors authorized the reimbursement of the Tribe in an amount not to exceed approximately $14.9 million of construction costs.  The approval included a payment reimbursement schedule to the Tribe of $2,700,000 on January 18, 2010, $400,000 from February 1, 2010 through April 1, 2010 and $700,000 monthly thereafter without exceeding $14.9 million.  The Authority reimbursed the Tribe $1.8 million for the three months ended June 30, 2010 and $5.3 million for the six months ended June 30, 2010.  The Authority accrued a remaining $9.3 million, which is included in Payable to Tribe in the Condensed Balance Sheet at June 30, 2010.  When the reimbursement payments are made or accrued, the related amounts are capitalized and reflected in construction-in-progress. The reimbursed costs consist of engineering and design costs related to the proposed master plan development, including electrical, HVAC, landscaping, interior design services and consulting fees for legal, branding, feasibility, and public relations services, as well as the construction costs of the lower Acorn Road.

The Tribe incurred expenses related to the reinforcement of the slope on the northwest side of the Reservation near the Casino.  On May 19, 2010, the Authority’s Board of Directors authorized the reimbursement to the Tribe in an amount not to exceed $911,000 of construction costs incurred by the Tribe for this project.  The Authority accrued this amount which is included in Payable to Tribe in the Condensed Balance Sheet at June 30, 2010.  Subsequently, on August 4, 2010, the Authority’s Board of Directors authorized the reimbursement to the Tribe in an amount of $0.9 million for additional related construction costs.  We currently expect that the cost of this project will be approximately $3.0 million.

The Authority reserved 50 recreational vehicle spaces and 10 campsite spaces at Alexander RV Park and Campground for casino guests.  Alexander RV Park and Campground is a wholly owned subsidiary of the Tribe.  The cost of reserving the parking spaces and campsite spaces was $69,458 and $66,150 for the three months ended June 30, 2010 and 2009, respectively.  The cost of reserving the parking spaces and campsite spaces was $138,916 and $132,300 for the six months ended June 30, 2010 and 2009, respectively.

6.                          CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(Unaudited)

Operating accounts	$12,703,995	$16,281,764
Money market accounts*	18,118,897	10,095,039
Cash on hand	5,107,066	5,240,704

Cash and cash equivalents	35,929,958	31,617,507
Restricted cash	7,101,172	7,097,526

Total cash and cash equivalents and restricted cash	$43,031,130	$38,715,033

*Represents level 1 fair value measurement, quoted prices in active markets for identical items.

Deposits — Custodial credit risk is the risk that in the event of a bank failure, the Authority’s deposits (cash in checking, sweep, and money market accounts held with its third-party administrator) may not be returned to it.  The Authority does not have a deposit policy for custodial credit risk.  As of June 30, 2010 and December 31, 2009, approximately $37,376,509 and $34,009,525, respectively, of the Authority’s bank balance for deposits of $37,876,509 and $34,580,666, respectively, were exposed to custodial credit risk, as it was uninsured and uncollateralized.

7.                          CAPITAL ASSETS

Capital Assets at June 30, 2010 and December 31, 2009 consisted of the following:

	Balance, as of December 31, 2009	Additions	Dispositions	Transfers In(Out)	Balance, as of June 30, 2010
					(Unaudited)

Building and improvements	$131,361,604	$358,644	$—	$348,149	$132,068,397
Furniture, fixtures and equipment	35,102,290	988,775	—	65,847	36,156,912
Less accumulated depreciation	(60,121,221)	(4,794,273)	—	—	(64,915,494)
	106,342,673	(3,446,854)	—	413,996	103,309,815
Construction in Progress	59,588,618	15,911,050	—	(413,996)	$75,085,672
Capital assets - net	$165,931,291	$12,464,196	$—	$—	$178,395,487

Construction in progress consists of payments to the Tribe and various vendors related to the Authority’s master plan development and land improvements.  Substantially all of the Authority’s personal property is pledged as collateral to secure its debt.

8.                          ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(Unaudited)

Accrued in-house progressive slot jackpots	$1,544,872	$1,587,748
Accrued payroll and related benefits	2,559,810	1,514,557
Accrued interest	3,250,000	3,250,000
Accrued other expenses	1,306,775	1,343,068
Total accrued liabilities	$8,661,457	$7,695,373

9.         LONG-TERM DEBT

Long-term debt consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(Unaudited)

9-3/4% Senior Notes, net of unamortized issue discount of $449,663 and $618,288. Due November 2011	$199,550,337	$199,381,712
Vehicle and Slot Notes	—	492,203

Total Long-Term Debt	199,550,337	199,873,915
Less: current portion	—	(492,203)

Total long-term-debt - net of current maturities	$199,550,337	$199,381,712

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

The Authority’s long-term debt is recorded at an amortized historical cost basis.  The fair value of the Senior Notes was approximately $194.0 million as of June 30, 2010 based on level one inputs, quoted prices in active markets.

10.                   EMPLOYEE BENEFIT PLAN

The Authority participates in a 401(k) Plan, a retirement plan (the “Plan”), which is qualified under Section 401(k) of the Internal Revenue Code.  The Plan is a defined contribution plan administered by an insurance company and is available to all eligible employees of the Casino who have attained age 21 and have at least three months of eligible service as defined in the Plan.  The Plan participants may contribute up to 50 percent of their eligible pretax compensation, subject to legal limitations.  The Authority at its discretion, will make matching contributions.  Any forfeiture due to employee terminations reduces future Casino contributions.  Participants become vested in employer contributions, as well as any earnings thereon, over a three-year period at the rate of 30 percent, 60 percent and 100 percent at the end of each year, respectively.  Employee contributions to the Plan were $136,495 and $180,082 for the three months ended June 30, 2010, and 2009, respectively; and $263,908 and $321,233 for the six months ended June 30, 2010 and 2009, respectively.  The Casino made matching contributions to the Plan of $66,775 and $82 during the three months ended June 30, 2010, and 2009, respectively; and $78,743 and $41,719 for the six months ended June 30, 2010 and 2009, respectively.  The Casino temporarily suspended its matching contribution in January 2009 and reinstated it in March 2010.

11.                    RISK MANAGEMENT

The Casino is exposed to various risks of loss related to worker’s compensation and torts; theft of, damage to or destruction of assets; and errors or omissions.  The Casino has purchased commercial insurance policies for said risks.  There has been no significant reduction of insurance coverage, and settlements have not exceeded coverage in the past three years.  The Casino retains the risk of dental claims subject to individual limits of $1,500 per enrolled employee and covered dependent.

12.                   LEASES

The Authority extended its operating lease of the sprung structure that houses the Casino operations.  The amended lease expires on June 17, 2012.  The agreement calls for monthly payments of $25,395.  Total rental expense was $76,185 and $97,855 for the three months ended June 30, 2010 and 2009, respectively.  Total rental expense was $152,307 and $206,545 for the six months ended June 30, 2010 and 2009, respectively.

Other operating leases include leases for office spaces and copiers.

13.                   LEGAL MATTERS

The Authority is involved in litigation and disputes from time to time in the ordinary course of business with vendors and patrons. The Authority believes that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on its results of operations, financial condition or cash flows.

14.                   COMPACT REVENUE SHARING TRUST FUND

Under the Compact as entered into with the State of California in September 1999, the Tribe must pay annual license fees of $900-$4,350 per Class III gaming device, based on the number of gaming device licenses approved by the state gaming commission.  The Compact does not require a license for the first 350 Class III gaming devices in use and does not require a license fee for an additional 350 machines.  Payments are due on a quarterly basis and are remitted into a state revenue sharing trust fund.  License fees expense totaled $333,750 for each of the three months ended June 30, 2010 and 2009.  License fees expense totaled $667,500 for each of the six months ended June 30, 2010 and 2009.

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

A casino renovation was approved by management as part of ongoing efforts to improve the overall appearance and appeal of the Casino to meet customer requirements.  To additionally enhance the overall gaming experience and appeal to higher end players, management will be moving the Poker Table to a section of the Casino floor and converting the current poker room into a high-limit room offering high-limit slot machines and table games, comfortable seating, and a bar with food and beverage service.  The project is expected to be fully complete by late September 2010 and to remain within a $0.8 million budget.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed financial statements and related notes included in Item 1 of this report.

Overview

We are an unincorporated governmental instrumentality of the Tribe that owns and operates the Casino.  We offer Class III slot and video poker gaming machines, house banked table games (including Blackjack, Three card poker, Mini-baccarat and Pai Gow poker), Poker, featuring Texas Hold’em, and a wide range of food and beverage offerings.

Recent Operational Highlights

As part of the effort to enhance the overall appeal of our casino, we completed a reconfiguration of our gaming floor in April 2009.  This effort has resulted in the reduction of approximately 358 slot machines and four table games.  The Tribe will maintain our contractual rights under the Compact to operate a total of 1,600 slot machines in our casino.  We considered many factors such as peak period demand, per unit productivity and player comfort in our analysis to ensure that the reduction of gaming devices will not adversely impact our revenues.

A targeted, cost-efficient renovation was completed in our fiscal year ended December 31, 2009 (“FY 2009”) as part of an overall strategic operating plan for the casino.  In previous anticipation of building a new casino resort, the current facility had not been upgraded for several years.  In addition to the physical plant of the gaming operation, furniture, fixtures, equipment and gaming software was neither replaced nor repaired to adequately service the needs of the business. The overall appearance and appeal of the casino was insufficient to meet basic customer requirements.  Major components of the renovation project included upgrading slot accounting software, slot and table player tracking software, adding new carpeting, new slot chairs, interior and exterior signage and the replacement of paint and wallpaper.  To additionally enhance the overall gaming experience and appeal to a broader spectrum of potential gamers, two additional food amenities were constructed.  The 24-seat Fortune Café, which is open 24 hours, seven days per week, offers a quick service, cook-to-order Asian-themed menu and is designed to be a high-margin, high-volume, quick turn restaurant.  Additionally, the Center Stage Bar & Grill, with 64 seats, offers “bar top” video poker games, and was recently expanded to include a casual dining area and an upgraded stage and sound system that hosts live music and entertainment on the weekends.

A new casino renovation was approved by management as part of our ongoing efforts to improve the overall appearance and appeal of the Casino to meet customer requirements.  To additionally enhance the overall gaming experience and appeal to our higher end players, management will be moving our Poker Table to a section of the Casino floor and converting the current poker room into a high-limit room offering high-limit slot machines and table games, comfortable seating, and a bar with food and beverage service.  The project is expected to be fully complete by late September 2010 and to remain within a $0.8 million budget.

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

We evaluate our capital assets for impairment in accordance with the Accounting pronouncement GASB No. 42, “Accounting and Financial Reporting for Impairment of Capital Assets and for Insurance Recoveries.”  This Statement establishes accounting and financial reporting standards for impairment of capital assets.  Our capital assets include building and improvements, furniture, fixtures and equipment.  A capital asset is considered impaired if both the decline in service utility of the capital asset is large in magnitude and the event or change in circumstances is outside the normal life cycle of the capital asset.  We are required to evaluate prominent events or changes in circumstances affecting capital assets to determine whether impairment of a capital asset has occurred.  Common indicators of impairment include evidence of physical damage where restoration efforts are needed to restore service utility, enactment or approval of laws or regulations setting standards that the capital asset would not be able to meet, technological development or evidence of obsolescence, a change in the manner or expected duration of use of a capital asset or construction stoppage.  This Statement requires us to report the effects of capital asset impairment in our financial statements when they occur, rather than as part of the ongoing depreciation expense for the capital asset or upon disposal of the capital asset, and to account for insurance recoveries in the same manner.

•          Accrued Progressive Slot Jackpots — Accrued progressive slot jackpots consist of estimates for prizes relating to various games that have accumulated jackpots. We have recorded the anticipated payouts as a reduction of casino revenues and as a component of accrued liabilities.  We do not accrue for the base jackpot.

•          Contingencies — We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of June 30, 2010, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change materially, the addition of accruals for such items in future periods may be required.

Codification — There are differences between financial statements prepared in accordance with GASB pronouncements and those prepared in accordance with the Codification issued by the FASB. The statements of revenues, expenses and changes in net assets (deficit) are a combined statement under GASB pronouncements. The FASB Codification allows a statement of income or operations and a separate statement of owners’ or shareholders’ equity (deficit), which is where distributions to owners would be presented. The amount shown as income before distributions to the Tribe would be the most comparable amount to net income computed under the FASB Codification. We are a separate enterprise fund of the Tribe, a governmental entity, and as such there is no owners’ or shareholders’ equity (deficit) as traditionally represented under the FASB Codification.  The most comparable measure of owners’ equity (deficit) is presented on our balance sheet as net assets (deficit).

RIVER ROCK ENTERTAINMENT AUTHORITY

(A governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2010 and 2009

(Dollars in Millions)

	June 30,		Dollar Variance	Percentage Variance
	2010	2009	2010 vs. 2009	2010 vs. 2009

OPERATING REVENUES:
Casino	$31.1	$29.5	$1.7	5.7%
Food, beverage and retail	1.5	1.5	0.0	0.2%
Other	0.3	0.3	(0.1)	-25.0%

Gross revenues	32.9	31.3	1.6	5.1%

Promotional allowances	(0.4)	(0.5)	0.0	-6.1%

Net revenues	32.4	30.8	1.6	5.3%

OPERATING EXPENSES:
Casino	4.1	3.9	0.1	3.2%
Food, beverage and retail	1.7	1.7	(0.0)	0.0%
Selling, general and administrative	10.1	9.8	0.3	3.3%
Depreciation	2.3	2.4	(0.0)	-1.9%
Gaming commission and surveillance expense	0.8	1.1	(0.3)	-26.9%
Compact revenue sharing trust fund	0.3	0.3	—	0.0%
(Gain) on sale of assets	—	(0.0)	0.0	-100.0%

Total operating expenses	19.3	19.2	0.2	0.8%

INCOME FROM OPERATIONS	13.1	11.6	1.5	12.6%

NON-OPERATING EXPENSE-Net
Interest expense	(5.2)	(5.2)	0.0	0.0%
Interest income	0.0	0.0	(0.0)	-29.5%

Non-operating expense-net	(5.2)	(5.2)	(0.0)	0.1%

INCOME BEFORE DISTRIBUTIONS TO TRIBE	$7.9	$6.5	$1.5	22.5%

Results of Operations

Comparison of the three months ended June 30, 2010 and 2009

Net revenues. Net revenues for the three months ended June 30, 2010 increased by $1.6 million to $32.4 million, from $30.8 million for the three months ended June 30, 2009.  We believe the increase in net revenues is attributable to an increase in customer satisfaction levels resulting from the casino renovation project.  Our renovation project has resulted in better customer retention, longer stays, and an increase in the number of visits.  Approximately 96.0% of our net revenues were from our gaming activities in the second quarter of 2010, as compared to 95.6% in the comparable prior year period.  We generated $28.4 million or 87.5% of our net revenues from gaming devices, and $2.7 million, or 8.5% of our net revenues from table games and poker for the three months ended June 30, 2010, compared to $26.4 million from gaming devices or 85.6% of our net revenues, and $3.1 million or 10.0% of net revenues from table games and poker for the three months ended

June 30, 2009.  Our win per slot machine per day was $256 for the three months ended June 30, 2010, which increased by $47 from $209 for the three months ended June 30, 2009.  The increase in net win per machine per day is attributable to the the decrease in the daily average number of slot machines on the floor.  We have been reconfiguring our gaming floor in an effort to enhance our overall appeal.  As part of this effort, we reduced the average number of slot machines to 1,217 for the three months ended June 30, 2010, compared to 1,385 for the three months ended June 30, 2009.

We generated $1.0 million, net of promotional allowance of $0.4 million, in food, beverage and retail sales for the three months ended June 30, 2010, compared to $1.0 million, net of promotional allowances of $0.5 million, in food, beverage and retail sales for the three months ended June 30, 2009.

Promotional allowances. Promotional allowances for the three months ended June 30, 2010 were $0.4 million, or 1.4% of net revenues, compared to $0.5 million, or 1.5% of net revenues, for the three months ended June 30, 2009.

Operating expenses. Operating expenses for the three months ended June 30, 2010 were $19.3 million, or 59.6% of net revenues, compared to $19.2 million, or 62.2% of net revenues, for the three months ended June 30, 2009.

Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the cost of complimentary activities.  Casino expense for the three months ended June 30, 2010 was $4.1 million compared to $3.9 million for the three months ended June 30, 2009.  Casino expense as a percentage of Casino revenues decreased to 13.0% from 13.3% for the three months ended June 30, 2009.

Food, beverage and retail expense for the three months ended June 30, 2010 was $1.7 million, or 163.0% of food, beverage and retail revenue, net of promotional allowances, compared to $1.7 million, or 168.1% of food, beverage and retail revenue, net of promotional allowances for the three months ended June 30, 2009.  Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

Selling, general and administrative expense for the three months ended June 30, 2010 was $10.1 million, or 31.3% of net revenues, from $9.8 million, or 31.8% of net revenues, for the three months ended June 30, 2009.  The increase in selling, general and administrative expense is primarily due to an increase in advertising and contract services.

Depreciation expense for the three months ended June 30, 2010 was $2.3 million compared to $2.4 for the three months ended March 31, 2009.  Depreciation expense was computed using the straight-line method over the useful life of property, plant and equipment.

Gaming Commission and surveillance expense for the three months ended June 30, 2010 was $0.8 million compared to $1.1 million for the three months ended June 30, 2009.  The decrease in Gaming Commission and surveillance expense is primarily due to a decrease in payroll.

The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices we are allowed to operate.  Revenue sharing trust fund fees assessed were $0.3 million for each of the three months ended June 30, 2010 and 2009.

Income from operations. Income from operations for the three months ended June 30, 2010 was $13.1 million, or 40.4% of net revenues, compared to $11.6 million, or 37.8% of net revenues, for the three months ended June 30, 2009.  The increase in income from operations is attributable to the increase in business volumes as a result of the Casino renovation project as well as the ongoing marketing efforts and the decrease in operating expenses from our cost saving measures.

Non-operating expense, net. Non-operating expense, net for the three months ended June 30, 2010 was $5.2 million, or 16.0% of net revenues, compared to $5.2 million or 16.8% of net revenues, for the three months ended June 30, 2009.  Non-operating expense, net, includes $5.2 million of interest expense for each of the three months ended June 30, 2010 and 2009.  No interest costs were capitalized in the three months ended June 30, 2010 and 2009.

Income before distributions to Tribe. Income before distributions to the Tribe for the three months ended June 30, 2010 was $7.9 million, or 24.4% of net revenues, compared to $6.5 million, or 20.9% of net revenues, for the three months ended June 30, 2009.

Distributions to the Tribe. Distributions to the Tribe for the three months ended June 30, 2010 were $3.4 million, compared to $3.3 million for the three months ended June, 2009.

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2010 and 2009

(Dollars in Millions)

	June 30,		Dollar	Percentage
	2010	2009	Variance	Variance

OPERATING REVENUES:
Casino	$62.1	$59.4	$2.7	4.5%
Food, beverage and retail	2.9	2.9	0.0	0.6%
Other	0.5	0.5	0.0	9.7%

Gross revenues	65.5	62.8	2.7	4.3%

Promotional allowances	(0.8)	(0.7)	(0.1)	19.0%

Net revenues	64.7	62.1	2.6	4.2%

OPERATING EXPENSES:
Casino	7.9	8.1	(0.2)	-2.6%
Food, beverage and retail	3.5	3.8	(0.3)	-6.9%
Selling, general and administrative	20.7	19.9	0.8	4.1%
Depreciation	4.8	4.8	0.0	0.8%
Gaming commission and surveillance expense	1.5	1.9	(0.4)	-19.9%
Compact revenue sharing trust fund	0.7	0.7	—	0.0%
(Gain) on sale of assets	—	(0.0)	0.0	-100.0%

Total operating expenses	39.1	39.1	0.0	0.1%

INCOME FROM OPERATIONS	25.6	23.0	2.6	11.1%

NON-OPERATING EXPENSE-Net
Interest expense	(10.4)	(10.4)	0.0	0.0%
Interest income	0.0	0.0	(0.0)	-12.3%

Non-operating expense-net	(10.4)	(10.4)	(0.0)	0.0%

INCOME BEFORE DISTRIBUTIONS TO TRIBE	$15.2	$12.6	$2.6	20.2%

Comparison of the six months ended June 30, 2010 and 2009

Net revenues. Net revenues for the six months ended June 30, 2010 increased by $2.6 million to $64.7 million, from $62.1 million, for the six months ended June 30, 2009.  We believe the increase in net revenues is attributable to an increase in customer satisfaction levels resulting from the casino renovation project.  Our renovation project has resulted in better customer retention, longer stays, and an increase in the number of visits.  Approximately 96.0% of our net revenues were from our gaming activities in the six months ended June 30, 2010, as compared to 95.7% in the comparable prior year period.  We generated $56.4 million or 87.1% of our net revenues from gaming devices, and $5.7 million, or 8.8% of our net revenues from table games and poker for the six months ended June 30, 2010, compared to $53.3 million from gaming devices or 85.9% of our net revenues, and $6.1 million or 9.8% of net revenues from table games and poker for the six months ended June 30, 2009.  Our win per slot machine per day was $257 for the six months ended June 30, 2010, which increased by $57 from $200 for the six months ended June 30, 2009.  The increase in net win per machine per day is attributable to the decrease in the average number of slot machines on the floor.  We have been reconfiguring our gaming floor in an effort to enhance our overall appeal.  As part of this effort, we reduced the average number of slot machines to 1,214 for the six months ended June 30, 2010, compared to 1,476 for the six months ended June 30, 2009.

We generated $2.1 million, net of promotional allowance of $0.8 million, in food, beverage and retail sales for the six months ended June 30, 2010, compared to $2.2 million, net of promotional allowances of $0.7 million, in food, beverage and retail sales for the six months ended June 30, 2009.

Promotional allowances. Promotional allowances for the six months ended June 30, 2010 were $0.8 million, or 1.3% of net revenues, compared to $0.7 million, or 1.1% of net revenues, for the six months ended June 30, 2009.

Operating expenses. Operating expenses for the six months ended June 30, 2010 were $39.1 million, or 60.4% of net revenues, compared to $39.1 million, or 62.9% of net revenues, for the six months ended June 30, 2009.

Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the cost of complimentary activities.  Casino expense for the six months ended June 30, 2010 was $7.9 million compared to $8.1 million for the six months ended June 30, 2009.  Casino expense as a percentage of Casino revenues decreased to 12.7% from 13.6% for the six months ended June 30, 2009.

Food, beverage and retail expense for the six months ended June 30, 2010 was $3.5 million, or 166.6% of food, beverage and retail revenue, net of promotional allowances, compared to $3.8 million, or 169.7% of food, beverage and retail revenue, net of promotional allowances for the six months ended June 30, 2009.  Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

Selling, general and administrative expense for the six months ended June 30, 2010 was $20.7 million, or 32.0% of net revenues, from $19.9 million, or 32.0% of net revenues, for the six months ended June 30, 2009.

Depreciation expense for the six months ended June 30, 2010 was $4.8 million compared to $4.8 million for the six months ended June 30, 2009.  Depreciation expense was computed using the straight-line method over the useful life of property, plant and equipment.

Gaming Commission and surveillance expense for the six months ended June 30, 2010 was $1.5 million compared to $1.9 million for the six months ended June 30, 2009.

The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices we are allowed to operate.  Revenue sharing trust fund fees assessed were $0.7 million for each of the six months ended June 30, 2010 and 2009.

Income from operations. Income from operations for the six months ended June 30, 2010 was $25.6 million, or 39.6% of net revenues, compared to $23.0 million, or 37.1% of net revenues, for the six months ended June 30, 2009.  The increase in income from operations is attributable to the increase in business volumes as a result of the Casino renovation project as well as the ongoing marketing efforts and the decrease in operating expenses from our cost saving measures.

Non-operating expense, net. Non-operating expense, net for the six months ended June 30, 2010 was $10.4  million, or 16.1% of net revenues, compared to $10.4 million or 16.7% of net revenues, for the six months ended June 30, 2009.  Non-operating expense, net, includes $10.4 million of interest expense for each of the six months ended June 30, 2010 and 2009.  No interest costs were capitalized in the six months ended June 30, 2010 and 2009.

Income before distributions to Tribe. Income before distributions to the Tribe for the six months ended June 30, 2010 was $15.2 million, or 23.5% of net revenues, compared to $12.6 million, or 20.4% of net revenues, for the six months ended June 30, 2009.

Distributions to the Tribe. Distributions to the Tribe for the six months ended June 30, 2010 were $6.8 million, compared to $6.6 million for the six months ended June 30, 2009.

Liquidity and Capital Resources

Since our inception, we have funded our capital expenditures and working capital requirements primarily through debt financing, gaming equipment supplier financing, other financing, and operating cash flow.

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into the MOA that, among other things, settled several long-standing legal disputes between Sonoma County and the Tribe and provides a binding framework for resolving future disputes.  Among other things, Sonoma County agreed to drop its opposition to the Tribe’s application for a liquor license subject to the agreement by the Tribe to construct an emergency access road that meets Sonoma County’s approval.

Pursuant to the MOA, the Tribe has agreed to pay Sonoma County up to $75 million in mitigation fees over a 12 year period to offset impacts of the potential losses and impacts to Sonoma County resulting from the Tribe’s various ongoing and proposed development projects and is intended to support the services being provided by Sonoma County.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of Sonoma County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms that may be developed by the Tribe, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in Sonoma County. Such in lieu fees could total as much as $25 million during the term of the MOA.

To date, access to the Tribe’s reservation and our casino has been over a single, two-lane road. Under the MOA, the Tribe covenanted as a condition to the issuance of our liquor license to construct an emergency access road from the casino over either the Dugan Property or at an alternative site subject to approval by Sonoma County.  The MOA requires that road construction commence no later than 60 days after the Dugan Property is taken into trust by the United States for the benefit of the Tribe (the “Trust Date”) and to be completed no later than 365 days after the Trust Date, subject to an extension if such commencement date occurs during the rainy season (approximately October 15th through April 15th).  We believe the Trust Date will occur in the next fiscal quarter. Notwithstanding the impending Trust Date, we believe the Tribe will be able to obtain an extension of the construction deadline from Sonoma County, but there is no assurance that it will be able to do so. Various factors, including unknown site conditions, potential labor disputes, potential cost increases and similar variables could result in increased construction costs and there is no assurance that we will not experience cost-overruns.

On June 28, 2007, we and the Tribe announced plans to build a destination resort. The proposed project includes the construction of a casino, hotel and spa, several food and beverage venues, parking and storage, administrative facilities, a garden and terrace plaza, balconies and terraces, a retail area, conference facilities, and back of house facilities. The proposed project includes three above-ground levels and a hotel tower (up to eight levels) and four below-ground levels. We and the Tribe have suspended preliminary construction relating to this expansion project and have revised the proposed scale of the project. We will be unable to proceed with the expansion project for the foreseeable future due to the unavailability of capital and lack of cash flow.

Prior to the suspension of the master planning and related infrastructure improvements on the reservation relating to the expansion project in early 2009, the Tribe incurred approximately $67 million in total expenses on our behalf for the expansion project.  We reimbursed the Tribe approximately $52.4 million through FY 2009.  On January 8, 2010, our Board of Directors authorized the reimbursement to the Tribe in an amount not to exceed approximately $14.9 million of construction costs.  The approval included a payment reimbursement schedule to the Tribe of $2.7 million on January 18, 2010, $400,000 monthly from February 1, 2010 through April 1, 2010 and $700,000 monthly thereafter without exceeding $14.9 million.  We reimbursed the Tribe $1.8 million for the three months ended June 30, 2010 and $5.3 million for the six months ended June 30, 2010.  We accrued a remaining $9.3 million, which is included in Payable to Tribe in the Condensed Balance Sheet at June 30, 2010.  When the reimbursement payments are made or accrued, the related expenses are capitalized and reflected as construction-in-progress.  The reimbursed costs consist of engineering and design costs related to the proposed master plan development, including electrical, HVAC, landscaping, interior design services and consulting fees for legal, branding, feasibility and public relations services, as well as the construction costs of the lower Acorn Road.

Our capital expenditures for the six months ended June 30, 2010 and 2009 were $9.4 million and $8.6 million, respectively.  The addition to capital expenditures for the six months ended June 30, 2010 consisted primarily of construction-in-progress related to the master plan development of our resort of which $5.3 million was reimbursed to the Tribe, as well as costs relating to remodels of our Casino and restaurants.  We have reflected the expenditures relating to the master plan development which we reimbursed the Tribe as construction-in-progress in our balance sheet.

As of June 30, 2010, we had cash and cash equivalents, net of restricted cash of $35.9 million, compared to $31.6 million, as of December 31, 2009. We had restricted cash of $7.1 million as of June 30, 2010 and December 31, 2009.  Our principal source of liquidity during the three months ended June 30, 2010 consisted of cash flow from operating activities.

Restricted cash consists of net proceeds from the Senior Notes and investment earnings thereon set aside in construction financing accounts for construction costs for the three parking structures, related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds for the development of the Dugan Property.  Our restricted cash is held in escrow accounts that can only be used for authorized construction disbursements until the related projects are completed.  On July 30, 2010, U.S. Bank National Association, as trustee and collateral agent for the Senior Notes, transferred $2,682,699 from restricted accounts held by U.S. Bank to the our  unrestricted operating account. The transferred amount represents the remaining balances of proceeds from the sale of the Senior Notes and investment earnings thereon that had been held by U.S. Bank in a restricted construction financing account and a construction escrow account less all fees and expenses owed to U.S. Bank to date.  The remaining balance of restricted cash relates to the emergency access road which will be used to further develop either the Dugan Road or an alternate access road and will remain restricted for such purposes.

Net cash used in capital and related financing activities for the six months ended June 30, 2010 was $19.6 million, compared to $18.4 million for the six months ended June 30, 2009.  This increase was primarily attributable to the increase in purchases of capital assets.

Cash flows provided by investing activities consisting of interest income for the six months ended June 30, 2010 was $27,876, compared to $31,800 for the six months ended June 30, 2009.

Cash flows used in non-capital financing activities for the six months ended June 30, 2010 was $6.8 million, compared to $6.6 million, for the six months ended June 30, 2009.  Cash flows used in non-capital financing activities consist of distributions to the Tribe.

We believe that existing cash balances, cash from operations, as well as permitted disbursements from our restricted cash escrow accounts will provide adequate funds for our working capital needs and planned capital expenditures for the foreseeable future. However, our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

The Senior Notes mature on November 1, 2011. We are actively reviewing our options.  We have remained in contact with various financial institutions regarding the maturing debt to explore our options, which may include refinancing the Senior Notes.  In addition, the Indenture limits our ability to incur additional indebtedness.

The Tribe incurred expenses related to the reinforcement of the slope on the northwest side of the Reservation near the Casino.  On May 19, 2010, our Board of Directors authorized the reimbursement to the Tribe in an amount not to exceed $911,000 of construction costs incurred by the Tribe for this project.  The Authority accrued this amount which is included in Payable to Tribe in the Condensed Balance Sheet at June 30, 2010.  Subsequently, on August 4, 2010, our Board of Directors authorized the reimbursement to the Tribe in an amount of $0.9 million for additional related construction costs.  We currently expect that the cost of this project will be approximately $3.0 million.

A casino renovation was approved by management as part of our ongoing efforts to improve the overall appearance and appeal of the Casino to meet customer requirements.  In anticipation of building a new casino resort, the facility was not improved upon for several years.  To additionally enhance the overall gaming experience and appeal to our higher end players, we will be converting the current poker room into a high-limit room offering high-limit slot machines, comfortable seating, a bar with food and beverage service.  The project is expected to be fully complete by late September 2010 and to remain within a $0.8 million budget.

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

Contractual Obligations as of June 30, 2010

The following table summarizes our contractual obligations and commitments as of June 30, 2010, excluding those obligations and commitments to Tribe:

	Total	1 Year	2-3 Years	4-5 Years
Long-term debt obligations (a)	$200,000,000	$—	$200,000,000	$—
Operating lease obligations	1,439,415	605,517	712,432	121,466
Total obligations (b)	$201,439,415	$605,517	$200,712,432	$121,466

(a)          Excluded from long-term debt obligations above are interest payments of $19.5 million in 1 year and $6.6 million in 2-3 years.

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

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into the MOA that, among other things, settled several long-standing legal disputes between Sonoma County and the Tribe, and provides a binding framework for resolving future disputes.   Under the MOA, the County agreed to drop its opposition to the Tribe’s application for a liquor license.  In a related action, the Alexander Valley Association, a local business and residents association which has long objected to the issuance of a liquor license, agreed to withdraw its objections to the license and has persuaded its members and a number of other protestors to do likewise.

In May 2008, the California Department of Alcoholic Beverage Control (“ABC”) issued a liquor license to our Casino.  However, the Tribe has agreed to restrict the sale of alcohol to wine and beer between the hours of 11 a.m. and 5 p.m. on weekdays, and to stop serving alcohol altogether at midnight except for Friday and Saturday nights and the nights before holidays. The Tribe has also agreed not to serve liquor on the Casino floor, although patrons may bring drinks purchased at the restaurant or bar on to the Casino floor. The restrictions may be renegotiated following the first to occur of the three year anniversary of the MOA or the opening of a hotel.

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

Impact of Inflation

Absent changes in competitive and economic conditions or in specific prices affecting the casino industry, we do not expect that inflation will have a significant impact on our Casino operations. Since many of our patrons drive up from Santa Rosa and San Francisco, changes in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the casino industry in general.

Seasonality

We anticipate that activity at our Casino may be modestly seasonal with stronger results expected during the summer due in part to the relatively higher levels of tourism during such times of the year. In addition, our operations may be impacted by adverse weather conditions and fluctuations in the tourism business. Accordingly, our results may fluctuate from quarter to quarter and the results of one quarter may not be indicative of results expected from future quarters.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Through June 30, 2010, we had not invested in derivative or foreign currency-based financial instruments.  We primarily have invested in money markets.  As such, we do not believe we have material exposure to market risk.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management, including the Authority’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon that evaluation and as of the end of the quarter for which this report is made, the Authority’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.  Disclosure controls and procedures ensure that information to be disclosed in reports that the Authority files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and terms of the Securities and Exchange Commission, and ensure that information required to be disclosed in the reports that the Authority files or submits under the Exchange Act is accumulated and communicated to the Authority’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Authority’s internal control over financial reporting.

PART II.                OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

The Authority is involved in litigation and disputes from time to time in the ordinary course of business with vendors and patrons. The Authority believes that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on its results of operations, financial condition or cash flows.

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

Federal and California law currently permits Class III casino gaming only on federally recognized tribal lands pursuant to compacts negotiated with the State of California and approved by the U.S. Secretary of the Interior. Class II gaming for tribes is permitted only on federally recognized tribal lands. There are currently 55 tribes operating 56 compacted gaming facilities in the State of California. The closest existing competitors are the Hopland Sho-ka-wah Casino, located approximately 35 miles and 40 minutes north of the Tribe’s reservation; the Konocti Vista Casino, located approximately 45 miles and one hour and ten minutes northeast of the Tribe’s reservation; the Cache Creek Indian Casino and Bingo, located approximately 95 miles and two hours and fifteen minutes east of the Tribe’s reservation; and the Thunder Valley Casino, located approximately 124 miles and two hours and forty-five minutes east of the Tribe’s reservation. In addition, several potential competitors are attempting to develop and open casinos near our casino.

The greatest competition may come from the proposed Graton Rancheria casino. In April 2003, the Federated Indians of the Graton Rancheria, also known as the Coast Miwoks, announced plans to purchase land in Sonoma County near Highway 37 and Lakeville Highway, approximately 20 miles south of our casino and closer to San Francisco than the Tribe’s reservation. The proposed location would lie directly between our casino and the majority of the 7 million population base of the San Francisco Bay area. The announced plans include construction of a casino-hotel complex that will be managed by Station Casinos, Inc. based in Las Vegas, Nevada. The proposed facility would house approximately 2,000 slot machines, 120 card tables and bingo, as well as a 300-room hotel, five restaurants and a theater with up to 2,000 seats. As a result of environmental opposition to the development of such location, the Federated Indians of the Graton Rancheria announced plans to move the proposed casino-hotel complex to a site near Rohnert Park, California. The Rohnert Park City Council has approved an agreement with the Federated Indians of the Graton Rancheria to share revenues with Rohnert Park and various community groups, approximately $200.0 million over 20 years, to offset the impact of the proposed project.

In May 2008, the U.S. Department of Interior published in the Federal Register a notice to take the proposed Rohnert Park site into federal trust on behalf of the Graton Rancheria. This represents a significant step toward the development of a casino at Rohnert Park, as do the separate agreements negotiated between the Graton Rancheria and Sonoma County and Marin County, whereby the counties pledged to not challenge the land-into-trust decision and the Graton Rancheria agreed not to build any additional casinos in Sonoma or Marin counties. The U.S. Department of Interior’s land-into-trust decision has, however, been challenged by citizens group opposed to a casino in Rohnert Park.  The federal district court dismissed the citizens group’s lawsuit on April 21, 2009.  On appeal, the citizens group was joined by a coalition of nearby cities.  The Ninth Circuit Court of Appeals upheld the dismissal on June 3, 2010.  As a result of this litigation, the Department of Interior agreed to withhold action on taking the land into trust.  A spokesperson for the citizens group has also stated publicly that the group will challenge the adequacy of the environmental impact statement for the proposed Graton casino, which was issued in February 2009.  Another obstacle facing the proposed Graton Rancheria casino is the ability to obtain financing for the project.  In addition, the Graton Rancheria will also need to enter into a tribal-state compact with the State of California before it can operate Class III gaming at the Rohnert Park site.

The Hopland Sho-ka-wah Casino is located several miles east of U.S. Highway 101 on Route 175. The facility features a 40,000 square foot casino offering 570 slot machines and eight table games. The facility offers poker, Pai Gow, blackjack, card-based roulette, and card-based craps table games.  The facility contains a Mexican food taqueria, a small cafe-type food and beverage area, a fine-dining steak house and a bar. Hopland operates a small bus program but does not operate a hotel.

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

The Thunder Valley Casino opened in June 2003 and is located at the intersection of Highway 65 and Interstate 80 just outside of Sacramento, California. The Nevada-style property offers approximately 3,000 slot machines and 125 table games that include blackjack, baccarat, and a variety of poker games including Let It Ride and Pai Gow. The facility features a salon, private dining rooms, bars and butler service. In addition, it houses a 500-seat buffet and various fast food options. The facility also features a nightclub.  In 2008, the Thunder Valley Casino announced plans to build a new 650-room, 23-story hotel featuring a spa, family center and other amenities.  Thunder Valley also planned to construct a 3,000-seat performing arts center, and to expand the casino to include three new restaurants, more gaming space and new poker room, and a parking structure capable of holding 5,000 cars.  The expansion began in July 2008 but was halted in November 2008.  In May 2009, the casino resumed work on the expansion, but the project was scaled down to include a 17-story hotel with 297 rooms; a 700-seat, 10,000-square-feet multipurpose entertainment center in place of the performing arts center; and a 7-story parking structure with approximately 3,800 spaces.  The hotel opened in June 2010.  Thunder Valley is also adding 40,000 square feet of space to its casino floor, most of which is already open, and has renovated the existing casino floor to match the new space.

The Cache Creek Casino is located approximately 50 miles west of Sacramento. The Cache Creek Casino offers approximately 2,400 slot machines. The casino recently added a 14-table poker room and houses 122 table games including blackjack, Texas Hold’em, Pai Gow and Caribbean Stud. The facility also includes a 200-room luxury hotel, 9 restaurant outlets, an entertainment pavilion with seating for 600, a spa and outdoor pool, an 18-hole golf course and a 1,883 spot parking structure. In 2007, Cache Creek announced plans to add more shops and parking and expand its gaming floor, and to add a 10-story hotel tower with 467 rooms, and a 62,500 square-foot convention center capable of seating 2,300 people.

These expansion plans were put on hold in early October 2009, but were resumed in January 2010 when the Cache Creek Casino announced plans to resume the expansion, proposing to add over 20,000 square-feet of casino space, a 52,000 square-foot convention center, and a 900-car garage.  The expansion is expected to be completed by 2013.

The Lytton Band of Pomo Indians currently operate a 70,000 square-foot casino with approximately 1,184 Class II electronic bingo machines and over 15 table games on a 9-acre site in a card room in San Pablo, near Oakland, California, on land that was placed in trust for the tribe through congressional legislation.  The Lytton Band signed a compact with Governor Arnold Schwarzenegger for operating Class III casino gaming on the San Pablo site, but the state legislature withheld its approval. In May 2007, legislation was introduced in the U.S. Senate, which has the support of the Lytton Band, that would require the Lytton Band to forego any Class III machines at the San Pablo site and instead limit itself to operating its existing Class II machines. This legislation was passed by the Senate in November 2007 and referred to the Committee on Natural Resources in the U.S. House of Representatives, but no further action was taken.  The legislation was again introduced in the U.S. Senate in January 2009, and the Senate passed the bill in March 2009, although no further action has been taken.

The Twin Pine Casino and Hotel, owned and operated by the Middletown Rancheria of Pomo Indians, is located approximately 4 miles off Highway 29 in Napa County, approximately 34 miles from our casino. The Middletown Rancheria has recently completed an expansion of the Twin Pine Casino and Hotel which includes a 60-room hotel, three food areas and a wine tasting room, as well as 50,000 square feet of gaming space with approximately 520 slot machines and 12 table games consisting of blackjack and poker.  The Twin Pine Casino and Hotel recently announced plans to add a fourth restaurant offering a 40-seat café with a mid-priced menu.

There are a number of other Indian tribes, including the Scotts Valley Band of Pomo Indians and the Guidiville Band of Pomo Indians, that have announced preliminary plans to develop gaming projects in the San Francisco Bay area.

The Guidiville Band hopes to have transferred to it land at the former Point Molate Naval Base in Richmond, California on which it hopes to operate a 240,000 square-foot casino with 124,000 square-feet of gaming space, along with two hotels, a conference center, retail shops, restaurants and two parking structures.  The project is still in its early stages, as the land transfer has not been approved and environmental reviews must be completed.  In January 2009, two environmental groups filed a lawsuit in an effort to stop the transfer of the land.  The Guidiville Band released the draft environmental impact study for the proposed project in July 2009, and the Bureau of Indian Affairs held a public hearing on the draft study in August 2009 and took public comments on the study until September 23, 2009.

The Scotts Valley Band hopes to build a 225,000 square-foot casino complex and five-story parking garage on a 29.87-acre site in unincorporated Contra Costa County, near Richmond, California.  In March 2008, the Bureau of Indian Affairs announced the filing of the Final Environmental Impact Statement for the proposed project.  A municipal services agreement between the City of Richmond and the Scotts Valley Band was challenged in court on environmental review grounds, and the court upheld the validity of the agreement.

The Cloverdale Rancheria has announced preliminary plans to build a 596,000 square-foot hotel/spa and casino resort some ten miles north of our casino on U.S. Highway 101, and they and their financial backers have purchased approximately 79 acres for the proposed facility.  The Cloverdale Rancheria’s financial partner was issued a default notice in March 2010 for failure to keep up with payments on the land, but a spokesperson for the Cloverdale Rancheria stated publicly that the project is still moving forward as planned. In December 2008 the DOI issued an opinion stating that if the lands were taken into trust, they would be eligible for gaming under the Indian Gaming Regulatory Act. The environmental review process for the proposed Cloverdale Rancheria project began in July 2008, and the Draft Environmental Impact Statement for the project was issued on August 6, 2010.

Each of these proposed projects faces numerous obstacles in addition to environmental approvals, including the negotiation and approval of a compact with the State of California, approval from the DOI to take the land on which the project would be located into federal trust on behalf of the tribe, and, for the Guidiville and Scotts Valley projects, determinations from appropriate federal agencies that the tribes may conduct gaming on these lands pursuant to IGRA.

In June 2009, the Mishewal Wappo Tribe of Alexander Valley, a tribe with aboriginal lands and a former rancheria located in Sonoma County that was terminated by the federal government under the 1958 California Rancheria Act, filed suit against the United States Secretary of the Interior seeking to have their federally-recognized status restored.  The Chairman of the Mishewal Wappo Tribe has stated publicly that the tribe has no plans for a casino, but the tribe could have the right to conduct gaming under IGRA if their federally-recognized status is restored.

We also compete with other forms of gaming such as statewide lotteries, live and simulcast pari-mutuel wagering and card rooms.

In May 2007, Governor Schwarzenegger proposed that the California State Lottery be leased to a private concessionaire to increase its revenue and efficiency. Part of the Governor’s proposal included authorizing the use of instant lottery video terminals that resemble and operate like slot machines at locations including horse racing tracks and card rooms. While approval of such a proposal would require a two-thirds affirmative vote of the state legislature and could require a constitutional amendment to the Constitution of the State of California, and it is uncertain whether or when such a proposal would be approved, implementation of such a proposal could adversely affect our and other Indian casinos’ competitive positions.  A proposal that would have allowed the California State Lottery to dedicate a higher percentage of its revenues to player winnings (with the hope of boosting lottery sales in California), securitize California State Lottery revenues, and change the amount of California Lottery revenues dedicated to education was defeated in a statewide ballot referendum in May 2009.

Other initiatives expanding competitive forms of gaming have been approved and may, from time to time, be approved by state or local authorities. Examples include the passage in California of legislation in 2007 expanding off-site betting on horse races through expanded advance deposit wagering and increased satellite wagering sites, a legislative proposal in the California Assembly in February 2007 to amend the California Penal Code to expand permitted bingo games by charitable organizations to include electronic bingo cards, and a bill introduced in the California State Senate in May 2010 to authorize online intrastate poker in California.

In August 2009, a federal district court judge issued an order, in ongoing litigation regarding the proper number of total slot machines allowed under the 1999 tribal-state gaming compacts, requiring that the State of California issue an additional 10,549 slot machine licenses.  A drawing was held on October 5, 2009, and 3,548 licenses were awarded to eleven different Indian tribes.  The only one of our competitors to receive licenses in the draw was the Middletown Rancheria of Pomo Indians, which operates the Twin Pine Casino and Hotel and received 100 additional licenses through the draw.  As with the licenses awarded to other tribes in the draw, the licenses awarded to the Middletown Rancheria will revert back to California if the machines are not put into operation within one year of the draw.  The licenses could also be withdrawn if California is successful in its appeal of the district court’s ruling to the United States Court of Appeals for the Ninth Circuit.   So long as the district court’s order stays in effect, the 7,001 slot machine licenses not awarded in the October 2009 draw remain available, and the Tribe or any other Indian tribe(s) could request California to hold a draw for some or all of these licenses.

ITEM 6.                  EXHIBITS

The Exhibit Index filed herewith is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 16, 2010	RIVER ROCK ENTERTAINMENT AUTHORITY
(Registrant)

	By:	/s/ David Fendrick
David Fendrick,
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by David Fendrick, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Joseph R. Callahan, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

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