Form 10-Q
period 2010-09-30
River Rock Entertainment Authority
filed 2010-11-12
CIK 1288924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED BALANCE SHEETS

June 30, 2010 and 2009

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,653,977	$31,617,507
Accounts receivable	34,952	266,146
Inventories	80,309	77,643
Prepaid expenses and other current assets	1,299,216	1,379,133

Total current assets	45,068,454	33,340,429

RESTRICTED CASH	4,328,870	7,097,526

CAPITAL ASSETS:
Buildings and building improvements	132,886,286	131,361,604
Furniture, fixtures and equipment	33,020,780	35,102,290
Accumulated depreciation	(63,891,253)	(60,121,221)
Construction in progress	75,337,956	59,588,618

Capital assets - net	177,353,769	165,931,291

DEPOSITS AND OTHER ASSETS	1,772,584	1,936,623

TOTAL ASSETS	$228,523,677	$208,305,869

LIABILITIES AND NET ASSETS (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$3,223,149	$6,060,663
Payable to Tribe	7,517,818	—
Accrued liabilities	13,166,441	7,695,373
Current maturities of long-term debt	—	492,203
Total current liabilities	24,007,408	14,248,239

LONG-TERM DEBT - net of current maturities	199,634,649	199,381,712
Total long-term liabilities	199,634,649	199,381,712

TOTAL LIABILITIES	223,642,057	213,629,951

COMMITMENTS AND CONTINGENCIES

NET ASSETS (DEFICIT)
Invested in capital assets-net of related debt	(22,280,880)	(33,942,624)
Restricted for capital projects	4,328,870	7,097,526
Unrestricted	22,933,630	21,521,016

Total net assets (deficit)	4,981,620	(5,324,082)

TOTAL LIABILITIES AND NET ASSETS (DEFICIT)	$228,523,677	$208,305,869

The accompanying notes are an integral part of these unaudited interim financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN NET ASSETS (DEFICIT)

(Unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 30,		September 30,
	2010	2009	2010	2009
OPERATING REVENUES:

Casino	$29,059,197	$28,151,221	$91,135,512	$87,572,755
Food, beverage, and retail	1,499,183	1,459,193	4,422,390	4,366,065
Other	274,169	224,493	781,441	686,858

Gross revenues	30,832,549	29,834,907	96,339,343	92,625,678

Promotional allowances	(462,355)	(318,348)	(1,281,280)	(1,006,645)

Net revenues	30,370,194	29,516,559	95,058,063	91,619,033

OPERATING EXPENSES:
Casino	4,225,756	3,670,167	12,110,705	11,767,556
Food, beverage, and retail	1,914,685	1,811,574	5,420,269	5,576,559
Selling, general, and administrative	9,944,330	9,521,985	30,647,743	29,419,073
Depreciation	2,598,240	2,388,383	7,392,513	7,144,404
Gaming commission and surveillance expense	853,775	985,703	2,389,222	2,901,577
Compact revenue sharing trust fund	333,750	333,750	1,001,250	1,001,250
(Gain) on sale of assets	—	—	—	(33,000)

Total Operating expenses	19,870,536	18,711,562	58,961,702	57,777,419

INCOME FROM OPERATIONS	10,499,658	10,804,997	36,096,361	33,841,614

NON-OPERATING EXPENSE-Net:
Interest expense	(5,214,736)	(5,214,781)	(15,644,208)	(15,645,267)
Interest income	19,609	21,244	47,485	53,044

Non-operating expense-net	(5,195,127)	(5,193,537)	(15,596,723)	(15,592,223)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	5,304,531	5,611,460	20,499,638	18,249,391

DISTRIBUTIONS TO TRIBE	(3,397,978)	(3,324,979)	(10,193,936)	(9,974,938)

CHANGES IN NET ASSETS	1,906,553	2,286,481	10,305,702	8,274,453

NET ASSETS (DEFICIT) -Beginning of period	3,075,067	(9,681,182)	(5,324,082)	(15,669,154)

NET ASSETS (DEFICIT) -End of period	$4,981,620	$(7,394,701)	$4,981,620	$(7,394,701)

The accompanying notes are an integral part of these unaudited interim financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-Month Period Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$95,138,762	$91,653,393
Cash paid for salaries and benefits	(20,742,874)	(21,449,143)
Cash paid to suppliers	(29,931,376)	(29,253,527)
Cash paid for compact revenue sharing trust fund	(1,001,250)	(1,001,250)

Net cash provided by operating activities	43,463,262	39,949,473

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Payments of debt	(492,203)	(156,966)
Payments of Offering Cost in Connection with Refinancing of Debt	(515,191)	—
Purchases of capital assets	(4,917,130)	(4,542,366)
Transfers to the Tribe for development costs and slope reinforcement	(8,287,432)	(8,067,445)
Change in restricted cash	2,768,656	(5,377)
Interest paid	(9,750,000)	(9,751,058)
Proceeds from sale of assets	—	33,000
Issuance of Short-term Debt to purchase slots	—	715,500
Other	(87,041)	—

Net cash used in capital and related financing activities	(21,280,341)	(21,774,712)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Interest Income	47,485	53,044

CASH FLOWS USED IN NON-CAPITAL FINANCING ACTIVITIES:

Distributions to Tribe	(10,193,936)	(9,974,938)

CHANGE IN CASH AND CASH EQUIVALENTS	12,036,470	8,252,867

CASH AND CASH EQUIVALENTS, Beginning of the period	31,617,507	27,348,392

CASH AND CASH EQUIVALENTS, End of the period	$43,653,977	$35,601,259

The accompanying notes are an integral part of these unaudited interim financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-Month Period Ended September 30,
	2010	2009
RECONCILIATION OF INCOME FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Income From Operations	$36,096,361	$33,841,614

Adjustments to reconcile operating income to net cash provided by operating activities:
Depreciation	7,392,513	7,144,404
(Gain) on sale of assets	—	(33,000)
Changes in operating assets and liabilities:
Accounts receivable	231,194	(179,459)
Inventories	(2,666)	77,642
Prepaid expenses	79,917	73,774
Deposit and other assets	—	57,708
Accounts payable	(986,037)	(1,070,907)
Related party payable	55,912	—
Accrued liabilities	596,068	37,697
Total adjustments	7,366,901	6,107,859

NET CASH PROVIDED BY OPERATING ACTIVITIES	$43,463,262	$39,949,473

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:

Acquisition of property and equipment through accounts payable	$727,655	$—

Acquisition of property and equipment through transfers to Tribe for development costs	$14,397,678	$—

Acquisition of property and equipment through transfers to Tribe for slope reinforcement	$1,351,660	$—

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

2.                                BASIS OF PRESENTATION, UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited condensed financial statements of the Authority, presented herein are presented on the same basis and can be compared to the audited financial statements reported in the Authority’s 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“the SEC”). The accompanying condensed balance sheet as of December 31, 2009 has been derived from the audited financial statements included in the Authority’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In the opinion of the Authority’s management, the accompanying unaudited interim condensed financial statements contain all adjustments (consisting of normal recurring adjustments) to fairly present the Authority’s condensed financial position as of September 30, 2010 and the condensed statements of revenues, expenses and changes in net assets (deficit) for the three and nine month periods ended September 30, 2010 and 2009, and condensed statements of cash flows for the nine months ended September 30, 2010 and 2009, as applicable. The condensed statements of revenues, expenses and changes in net assets (deficit) and condensed cash flows for all periods presented are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.

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

Restricted Cash— Restricted cash consists of net proceeds from the Notes Offering and investment earnings thereon set aside in construction financing accounts, for construction costs for related infrastructure improvements and construction contingencies. It also includes funds that are reserved for construction contingencies and the funds for the development of the Dugan Property, an approximately 18-acre parcel of land adjacent to the Tribe’s reservation. The restricted cash is held in escrow accounts that can only be used for authorized construction disbursements until the related projects are completed.  These escrow accounts are invested in money market accounts, which generate interest on a monthly basis. The FDIC has insured $250,000 of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow accounts. Restricted cash was $4,328,870 and $7,097,526 at September 30, 2010 and December 31, 2009, respectively.  As of September 30, 2010, restricted cash includes funds available for land development, more specifically the emergency access road which will be used to further develop either the Dugan Road or an alternate access road.  On July 30, 2010, U.S. Bank National Association, as trustee and collateral agent for the Senior Notes, transferred $2,682,699 from restricted accounts held by U.S. Bank to the Authority’s unrestricted operating account which is net of related fees of $85,957. The transferred amount represents the remaining balances of proceeds from the sale of the Senior Notes and investment earnings thereon that had been held by U.S. Bank in a restricted construction financing account and a construction escrow account less all fees and expenses owed to U.S. Bank to date.

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

Capitalized interest — The interest cost associated with major development and construction projects is capitalized and included in the cost of the asset.  Capitalization of interest ceases when the project is substantially complete or when development activity is suspended.  The Authority did not capitalize any interest for the nine months ended September 30, 2010 and 2009.

Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets were $1,299,216 and $1,379,133 as of September 30, 2010 and December 31, 2009, respectively, which includes prepaid insurance, prepaid uniforms and prepaid supplies.

Deposits and Other Assets — As of September 30, 2010 and December 31, 2009, respectively, deposits and other assets mainly represent $1,109,176 and $1,875,448 in unamortized legal fees and other issuance costs related to the issuance of the Authority’s 9 ¾% Senior Notes due 2011 (the “Senior Notes”) under the Indenture, dated November 7, 2003 (the “Indenture”) and $515,191 and $0 in costs incurred in connection with efforts to refinance the Senior Notes.

Accrued Liabilities — Accrued liabilities consist of accrued interest, accrued payroll and other accrued liabilities.

Progressive Jackpots Liabilities —The Casino has a number of progressive jackpot slot machines.  As coins are played, the amount available to win increases and will be paid out when the appropriate winning combination occurs.  The progressive jackpots are recorded as a liability, with a corresponding charge against gaming revenue, of $1,415,498 and $1,587,748 as of September 30, 2010 and December 31, 2009, respectively.  Also, the Casino has available for customer play wide area progressive slot machines that are interlinked with other unrelated casinos.  These machines are monitored and maintained by the vendor and the Casino is required to remit a percentage of coin-in to the respective vendor.  The charge is recorded against revenue for the portion of the fee applied to the wide area progressive jackpots.  Amounts recorded against revenue for the portion of the fee applied to the wide area progressive jackpots were approximately $308,594 and $325,069 for the three months ended September 30, 2010 and 2009, respectively; and approximately $800,724 and $1,027,039 for the nine months ended September 30, 2010 and 2009.  All other administrative charges are recorded in operating expenses.

Accrued Slot Players Club — The Authority has recorded a liability related to free play, prizes and cash incentives earned by the members of our Players Club. The Authority has recorded the estimated redemption of the liability as contra-revenue in the accompanying statements of revenues, expenses and changes in net assets (deficit).

Contingencies — The Authority assesses its exposure to loss contingencies, including legal matters, and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of September 30, 2010, management determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change materially, the addition of accruals for such items in future periods may be required.

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

Promotional Allowances — The retail value of food and beverages provided to customers without charge or at a discount is included in food, beverage and retail revenues and then deducted as promotional allowances. Such amounts that are included in food, beverage, and retail revenues for the three months ended September 30, 2010 and 2009 were $462,355 and $318,348, respectively.  The amounts included in food, beverage and retail revenues for the nine months ended September 30, 2010 and 2009 were $1,281,280 and $1,006,645, respectively.

Food and Beverage Expenses — Food and beverage expenses include cost of goods sold related to providing food and beverage to our customers. The estimated costs of providing complimentary products and services are reflected in Casino expenses.

Advertising Costs — Advertising costs are expensed as incurred or when an advertisement is first aired or circulated. Advertising costs included in selling, general and administrative expenses for the three months ended September 30, 2010 and 2009 were $1,120,697 and $1,097,397, respectively.  Advertising costs for the nine months ended September 30, 2010 and 2009 were $4,096,326 and $3,166,096, respectively.

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

Distributions to Tribe — Distributions to Tribe are made up of permitted and service payments under the covenants of the Indenture.  They are included in the Statements of Revenues, Expenses and Changes in Net Assets (deficit) as distributions to Tribe allowed pursuant to the Indenture.  Total distributions to the Tribe for the three months ended September 30, 2010 and 2009 were $3,397,978 and $3,324,979, respectively.  Total distributions to the Tribe for the nine month ended September 30, 2010 and 2009 were $10,193,936 and $9,974,938, respectively.

Reclassifications — Certain prior period balances in the Statements of Cash Flows, have been reclassified to be consistent with current period presentation with no impact on cash provided by operating activities, cash used in capital and related financing activities, cash provided by investing activities or cash used in non-capital financing activities. In addition, $216,947 and $686,772 of promotional allowances for the three and nine month periods ended September 30, 2009 was reclassified from selling, general and administrative expenses to promotional allowances with no impact on income from operations.

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

The Authority pays for various expenses for the following departments operated by the Tribe:  Tribal Gaming Commission including surveillance, and plant operations and human resources. These departmental expenses include but are not limited to payroll and related expenses, legal, and other operational expenses. In April 2010, the Authority took over the operation of the warehouse from the Tribe.

Total amounts billed by the Tribe to the Casino for these departments, excluding Tribal Gaming Commission and surveillance, for the three months ended September 30, 2010 and 2009 were $999,700 and $950,706 respectively.  As of September 30, 2010, $55,912 is accrued in Payable to Tribe.  These amounts are recorded as a component of selling, general and administrative expenses.  The expenses for these departments for the nine months ending September 30, 2010 and 2009 were $2,929,983 and $2,808,488, respectively.

 The Authority pays for various expenses for the Tribal Gaming Commission and surveillance. Tribal Gaming Commission and surveillance expenses are recorded in Gaming Commission and surveillance expenses on the Statements of Revenues, Expenses and Changes in Net Assets (deficit).  Gaming Commission and surveillance expenses for the three months ended September 30, 2010 and 2009 were $853,775 and $985,703, respectively.  Gaming Commission and surveillance expenses for the nine months ended September 30, 2010 and 2009 were $2,389,222 and $2,901,577.

The Tribe incurred approximately $67 million in total expenses on the Authority’s behalf for master planning of the proposed resort and infrastructure improvements on the reservation that benefits the Casino, of which almost all of such expenditures were incurred prior to 2009 before the construction was suspended.  The Authority reimbursed the Tribe approximately $52.4 million through 2009.  On January 8, 2010, the Authority’s Board of Directors authorized the reimbursement of the Tribe in an amount not to exceed approximately $14.9 million of construction costs.  The approval included a payment reimbursement schedule to the Tribe of $2,700,000 on January 18, 2010, $400,000 from February 1, 2010 through April 1, 2010 and $700,000 monthly thereafter without exceeding $14.9 million.  The Authority reimbursed the Tribe $2.1 million for the three months ended September 30, 2010 and $7.4 million for the nine months ended September 30, 2010.  The remaining $7.0 million is included in Payable to Tribe in the Condensed Balance Sheet at September 30, 2010.  When the reimbursement payments are made or accrued, the related amounts are capitalized and reflected in construction-in-progress. The reimbursed costs consist of engineering and design costs related to the proposed master plan development, including electrical, HVAC, landscaping, interior design services and consulting fees for legal, branding, feasibility, and public relations services, as well as the construction costs of the lower Acorn Road.

The Tribe incurred expenses related to the reinforcement of the slope on the northwest side of the Reservation near the Casino.  On May 19, 2010, the Authority’s Board of Directors authorized the reimbursement to the Tribe in an amount not to exceed $0.9 and an additional $2.4 million was approved in August 2010.  Subsequently, on October 13, 2010, the Authority’s Board of Directors authorized the reimbursement to the Tribe not to exceed $3.5 million.  As of September 30, 2010, the Casino has incurred approximately $1.4 million in construction costs of which $0.5 million is accrued in Payable to Tribe.  We currently expect that the cost of this project will be approximately $3.5 million.

The Authority reserved 50 recreational vehicle spaces and 10 campsite spaces at Alexander RV Park and Campground for casino guests.  Alexander RV Park and Campground is a wholly owned subsidiary of the Tribe.  The cost of reserving the parking spaces and campsite spaces was $72,930 and $69,458 for the three months ended September 30, 2010 and 2009, respectively.  The cost of reserving the parking spaces and campsite spaces was $211,846 and $201,758 for the nine months ended September 30, 2010 and 2009, respectively.

6.                          CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(Unaudited)

Operating accounts	$12,740,088	$16,281,764
Money market accounts*	26,137,196	10,095,039
Cash on hand	4,776,693	5,240,704

Cash and cash equivalents	43,653,977	31,617,507
Restricted cash	4,328,870	7,097,526

Total cash and cash equivalents and restricted cash	$47,982,847	$38,715,033

*Represents level 1 fair value measurement, quoted prices in active markets for identical items.

Deposits — Custodial credit risk is the risk that in the event of a bank failure, the Authority’s deposits (cash in checking, sweep, and money market accounts held with its third-party administrator) may not be returned to it.  The Authority does not have a deposit policy for custodial credit risk.  As of September 30, 2010 and December 31, 2009, approximately $42,627,805 and $34,009,525, respectively, of the Authority’s bank balance for deposits of $43,127,805 and $34,580,666, respectively, were exposed to custodial credit risk, as it was uninsured and uncollateralized.

7.                                      CAPITAL ASSETS

Capital Assets at September 30, 2010 and December 31, 2009 consisted of the following:

	Balance, as of December 31, 2009	Additions	Dispositions	Transfers In(Out)	Balance, as of Sept 30, 2010
					(Unaudited)

Building and improvements	$131,361,604	$1,176,533	$—	$348,149	$132,886,286
Furniture, fixtures and equipment	35,102,290	1,475,124	(3,622,481)	65,847	33,020,780
Less accumulated depreciation	(60,121,221)	(7,392,513)	3,622,481	—	(63,891,253)
	106,342,673	(4,740,856)	—	413,996	102,015,813
Construction in Progress	59,588,618	16,163,334	—	(413,996)	75,337,956
Capital assets - net	$165,931,291	$11,422,478	$—	$—	$177,353,769

Construction in progress consists of payments to the Tribe and various vendors related to the Authority’s master plan development and land improvements.  Substantially all of the Authority’s personal property is pledged as collateral to secure its debt.

8.                          ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(Unaudited)

Accrued in-house progressive slot jackpots	$1,415,498	$1,587,748
Accrued payroll and related benefits	2,414,371	1,514,557
Accrued interest	8,125,000	3,250,000
Accrued other expenses	1,211,572	1,343,068
Total accrued liabilities	$13,166,441	$7,695,373

9.                                      LONG-TERM DEBT

Long-term debt consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(Unaudited)

9-3/4% Senior Notes, net of unamortized issue discount of $365,351 and $618,288. Due November 2011	$199,634,649	$199,381,712
Vehicle and Slot Notes	—	492,203

Total Long-Term Debt	199,634,649	199,873,915
Less: current portion	—	(492,203)

Total long-term-debt - net of current maturities	$199,634,649	$199,381,712

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

The Authority’s long-term debt is recorded at an amortized historical cost basis.  The fair value of the Senior Notes was approximately $183.1 million as of September 30, 2010 based on level one inputs, quoted prices in active markets.

10.                   EMPLOYEE BENEFIT PLAN

The Authority participates in a 401(k) plan, a retirement plan (the “Plan”), which is qualified under Section 401(k) of the Internal Revenue Code.  The Plan is a defined contribution plan administered by an insurance company and is available to all eligible employees of the Casino who have attained age 21 and have at least three months of eligible service as defined in the Plan.  The Plan participants may contribute up to 50 percent of their eligible pretax compensation, subject to legal limitations.  The Authority, at its discretion, will make matching contributions.  Any forfeiture due to employee terminations reduces future Casino contributions.  Participants become vested in employer contributions, as well as any earnings thereon, over a three-year period at the rate of 30 percent, 60 percent and 100 percent at the end of each year, respectively.

Employee contributions to the Plan were $165,210 and $148,211 for the three months ended September 30, 2010, and 2009, respectively; and $429,118 and $469,444 for the nine months ended September 30, 2010 and 2009, respectively.

The Casino made matching contributions to the Plan of $87,888 and $0 during the three months ended September 30, 2010 and 2009, respectively; and $166,631 and $41,719 for the nine months ended September 30, 2010 and 2009, respectively.  The Casino temporarily suspended its matching contribution in January 2009 and reinstated it in March 2010.

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

12.                   LEASES

The Authority extended its operating lease of the sprung structure that houses the Casino operations.  The amended lease expires on June 17, 2012.  The agreement calls for monthly payments of $25,395.  Total rental expense was $76,248 and $76,185 for the three months ended September 30, 2010 and 2009, respectively.  Total rental expense was $228,555 and $282,730 for the nine months ended September 30, 2010 and 2009, respectively.

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

14.                   COMPACT REVENUE SHARING TRUST FUND

Under the Compact as entered into with the State of California in September 1999, the Tribe must pay annual license fees of $900-$4,350 per Class III gaming device, based on the number of gaming device licenses approved by the state gaming commission.  The Compact does not require a license for the first 350 Class III gaming devices in use and does not require a license fee for an additional 350 machines.  Payments are due on a quarterly basis and are remitted into a state revenue sharing trust fund.  License fees expense totaled $333,750 for each of the three months ended September 30, 2010 and 2009.  License fees expense totaled $1,001,250 for each of the nine months ended September 30, 2010 and 2009.

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

A casino renovation was completed as part of ongoing efforts to improve the overall appearance and appeal of the Casino to meet customer requirements.  In order to appeal more specifically to higher end players, management moved the Poker tables to an open section of the Casino floor and converted the current poker room into a high-limit room offering high-limit slot machines and table games, comfortable seating, a bar with food and beverage service, and a private restroom.  The project was completed by late September 2010.

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

Recent Operational Highlights

A targeted, cost-efficient renovation project was completed in our fiscal year ended December 31, 2009 (“FY 2009”) as part of an overall strategic operating plan for the casino that is intended to improve the overall appearance and appeal of the Casino to meet customer requirements.  In anticipation of building a new casino resort, the current facility had not been upgraded for several years.  In addition to the physical plant of the gaming operation, furniture, fixtures, equipment and gaming software was neither replaced nor repaired to adequately service the needs of the business. The overall appearance and appeal of the casino was insufficient to meet basic customer requirements.  Major components of the renovation project included upgrading slot accounting software, slot and table player tracking software, adding new carpeting, new slot chairs, interior and exterior signage and the replacement of paint and wallpaper.  To additionally enhance the overall gaming experience and appeal to a broader spectrum of potential gamers, two additional food amenities were constructed.  The 24-seat Fortune Café, which is open 24 hours, seven days per week, offers a quick service, cook-to-order Asian-themed menu and is designed to be a high-margin, high-volume, quick turn restaurant.  Additionally, the Center Stage Bar & Grill, with 64 seats, offers “bar top” video poker games, and was recently expanded to include a casual dining area and an upgraded stage and sound system that hosts live music and entertainment on the weekends.

An additional casino renovation was completed during September 2010 in order to appeal more specifically to higher end players. This renovation involved moving the Poker tables to an open section of the Casino floor and converting the current poker room into a high-limit room offering high-limit slot machines and table games, comfortable seating, a bar with food and beverage service, and a private restroom.

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

The ASC became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the ASC superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative. This Statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

•                               Contingencies — We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of September 30, 2010, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change materially, the addition of accruals for such items in future periods may be required.

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

The SEC has issued a final rule, Internal Control Over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers that is applicable to us. This rule provides a permanent exemption for nonaccelerated filers from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act of 2002 (“SOX”). Specifically, this rule adopts amendments to SEC rules and forms to conform them to Section 404(c) of SOX, as added by Section 989G of the “Dodd-Frank Wall Street Reform and Consumer Protection Act.” Section 404(c) provides that Section 404(b) of SOX does not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2010 and 2009

(Dollars in Millions)

	September 30,		Dollar Variance	Percentage Variance
	2010	2009	2010 vs. 2009	2010 vs. 2009

OPERATING REVENUES:
Casino	$29.1	$28.2	$0.9	3.2%
Food, beverage, and retail	1.5	1.5	0.0	2.7%
Other	0.3	0.2	0.0	22.1%

Gross revenues	30.8	29.8	1.0	3.3%

Promotional allowances	(0.5)	(0.3)	(0.1)	45.2%

Net revenues	30.4	29.5	0.9	2.9%

OPERATING EXPENSES:
Casino	4.2	3.7	0.6	15.1%
Food, beverage, and retail	1.9	1.8	0.1	5.7%
Selling, general, and administrative	9.9	9.5	0.4	4.4%
Depreciation	2.6	2.4	0.2	8.8%
Gaming commission and surveillance expense	0.9	1.0	(0.1)	-13.4%
Compact revenue sharing trust fund	0.3	0.3	—	0.0%

Total operating expenses	19.9	18.7	1.2	6.2%

INCOME FROM OPERATIONS	10.5	10.8	(0.3)	-2.8%

NON-OPERATING EXPENSE-Net
Interest expense	(5.2)	(5.2)	0.0	0.0%
Interest income	0.0	0.0	(0.0)	-7.7%

Non-operating expense-net	(5.2)	(5.2)	(0.0)	0.0%

INCOME BEFORE DISTRIBUTIONS TO TRIBE	$5.3	$5.6	$(0.3)	-5.5%

Results of Operations

Comparison of the three months ended September 30, 2010 and 2009

Net revenues. Net revenues for the three months ended September 30, 2010 increased by $0.9 million to $30.4 million, from $29.5 million for the three months ended September 30, 2009.  We believe the increase in net revenues is attributable to an increase in customer satisfaction levels resulting from the casino renovation project.  Our renovation project has resulted in better customer retention, longer stays, and an increase in the number of visits.  Approximately 95.7% of our net revenues were from our gaming activities in the third quarter of 2010, as compared to 95.4% in the comparable prior year period.  We generated $26.4 million or 86.8% of our net revenues from gaming devices, and $2.7 million, or 8.9% of our net revenues from table games and poker for the three months ended September 30, 2010, compared to $25.2 million from gaming devices or 85.3% of our net revenues, and $3.0 million or 10.0% of net revenues from table games and poker for the three months ended September 30, 2009.  Our win per slot machine per day was $238 for the three months ended September 30, 2010, which increased by $8 from $230 for the three months ended September 30, 2009.  We had an average number of slot machines of 1,204 for the three months ended September 30, 2010, compared to 1,191 for the three months ended September 30, 2009.

We generated $1.0 million, net of promotional allowance of $0.5 million, in food, beverage and retail sales for the three months ended September 30, 2010, compared to $1.1 million, net of promotional allowances of $0.3 million, in food, beverage and retail sales for the three months ended September 30, 2009.

Promotional allowances. Promotional allowances for the three months ended September 30, 2010 were $0.5 million, or 1.5% of net revenues, compared to $0.3 million, or 1.1% of net revenues, for the three months ended September 30, 2009.

Operating expenses. Operating expenses for the three months ended September 30, 2010 were $19.9 million, or 65.4% of net revenues, compared to $18.7 million, or 63.4% of net revenues, for the three months ended September 30, 2009.

Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the cost of complimentary activities.  Casino expense for the three months ended September 30, 2010 was $4.2 million compared to $3.7 million for the three months ended September 30, 2009.  Casino expense as a percentage of Casino revenues increased to 14.5% from 13.0% for the three months ended September 30, 2009.

Food, beverage and retail expense for the three months ended September 30, 2010 was $1.9 million, or 184.7% of food, beverage and retail revenue, net of promotional allowances, compared to $1.8 million, or 158.8% of food, beverage and retail revenue, net of promotional allowances for the three months ended September 30, 2009.  Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

Selling, general and administrative expense for the three months ended September 30, 2010 was $9.9 million, or 32.7% of net revenues, from $9.5 million, or 32.3% of net revenues, for the three months ended September 30, 2009.  The increase in selling, general and administrative expense is primarily due to an increase in employee benefits and permitted expenses for Tribal plant operations and human resources.

Depreciation expense for the three months ended September 30, 2010 was $2.6 million compared to $2.4 for the three months ended September 30, 2009.  Depreciation expense was computed using the straight-line method over the useful life of property, plant and equipment.

Gaming Commission and surveillance expense for the three months ended September 30, 2010 was $0.9 million compared to $1.0 million for the three months ended September 30, 2009.

The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices we are allowed to operate.  Revenue sharing trust fund fees assessed were $0.3 million for each of the three months ended September 30, 2010 and 2009.

Income from operations. Income from operations for the three months ended September 30, 2010 was $10.5 million, or 34.6% of net revenues, compared to $10.8 million, or 36.6% of net revenues, for the three months ended September 30, 2009.  The decrease in income from operations is primarily attributable to the increase in advertising.  Offsetting the increase in operating expenses is the slight increase in business volumes as a result of the Casino renovation project as well as the ongoing marketing efforts.

Non-operating expense, net. Non-operating expense, net for the three months ended September 30, 2010 was $5.2 million, or 17.1% of net revenues, compared to $5.2 million or 17.6% of net revenues, for the three months ended September

30, 2009.  Non-operating expense, net, includes $5.2 million of interest expense for each of the three months ended September 30, 2010 and 2009.  No interest costs were capitalized in the three months ended September 30, 2010 and 2009.

Income before distributions to Tribe. Income before distributions to the Tribe for the three months ended September 30, 2010 was $5.3 million, or 17.5% of net revenues, compared to $5.6 million, or 19.0% of net revenues, for the three months ended September 30, 2009.

Distributions to the Tribe. Distributions to the Tribe for the three months ended September 30, 2010 were $3.4 million, compared to $3.3 million for the three months ended September 30, 2009.

RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 2010 and 2009

(Dollars in Millions)

	September 30,		Dollar	Percentage
	2010	2009	Variance	Variance

OPERATING REVENUES:
Casino	$91.1	$87.6	$3.6	4.1%
Food, beverage, and retail	4.4	4.4	0.1	1.3%
Other	0.8	0.7	0.1	13.8%

Gross revenues	96.3	92.6	3.7	4.0%

Promotional allowances	(1.3)	(1.0)	(0.3)	27.3%

Net revenues	95.1	91.6	3.4	3.8%

OPERATING EXPENSES:
Casino	12.1	11.8	0.3	2.9%
Food, beverage, and retail	5.4	5.6	(0.2)	-2.8%
Selling, general, and administrative	30.6	29.4	1.2	4.2%
Depreciation	7.4	7.1	0.2	3.5%
Gaming commission and surveillance expense	2.4	2.9	(0.5)	-17.7%
Compact revenue sharing trust fund	1.0	1.0	—	0.0%
(Gain) on sale of assets	—	(0.0)	0.0	-100.0%

Total operating expenses	59.0	57.8	1.2	2.0%

INCOME FROM OPERATIONS	36.1	33.8	2.3	6.7%

NON-OPERATING EXPENSE-Net
Interest expense	(15.6)	(15.6)	0.0	0.0%
Interest income	0.0	0.1	(0.0)	-10.5%

Non-operating expense-net	(15.6)	(15.6)	(0.0)	0.0%

INCOME BEFORE DISTRIBUTIONS TO TRIBE	$20.5	$18.2	$2.3	12.3%

Comparison of the nine months ended September 30, 2010 and 2009

Net revenues. Net revenues for the nine months ended September 30, 2010 increased by $3.4 million to $95.1 million, from $91.6 million, for the nine months ended September 30, 2009.  We believe the increase in net revenues is attributable to an increase in customer satisfaction levels resulting from the casino renovation project.  Our renovation project has resulted in better customer retention, longer stays, and an increase in the number of visits.  Approximately 95.9% of our net revenues were from our gaming activities in the nine months ended September 30, 2010, as compared to 95.6% in the comparable prior year period.  We generated $82.7 million or 87.0% of our net revenues from gaming devices, and $8.4 million, or 8.9% of our net revenues from table games and poker for the nine months ended September 30, 2010, compared to $78.5 million from gaming devices or 85.7% of our net revenues, and $9.0 million or 9.9% of net revenues from table games and poker for the nine months ended September 30, 2009.  Our win per slot machine per day was $250 for the nine months ended September 30, 2010, which increased by $42 from $208 for the nine months ended September 30, 2009.  The increase in net win per machine per day is attributable to the decrease in the average number of slot machines on the floor as compared to prior year.  We reconfigured our gaming floor in an effort to enhance our overall appeal.  As part of this effort, we reduced the average number of slot machines to 1,211 for the nine months ended September 30, 2010, compared to 1,380 for the nine months ended September 30, 2009.

We generated $3.1 million, net of promotional allowance of $1.3 million, in food, beverage and retail sales for the nine months ended September 30, 2010, compared to $3.4 million, net of promotional allowances of $1.0 million, in food, beverage and retail sales for the nine months ended September 30, 2009.

Promotional allowances. Promotional allowances for the nine months ended September 30, 2010 were $1.3 million, or 1.3% of net revenues, compared to $1.0 million, or 1.1% of net revenues, for the nine months ended September 30, 2009.

Operating expenses. Operating expenses for the nine months ended September 30, 2010 were $59.0 million, or 62.0% of net revenues, compared to $57.8 million, or 63.1% of net revenues, for the nine months ended September 30, 2009.

Casino expense includes costs associated with our gaming operations and the allocation of food and beverage expense related to the cost of complimentary activities.  Casino expense for the nine months ended September 30, 2010 was $12.1 million compared to $11.8 million for the nine months ended September 30, 2009.  Casino expense as a percentage of Casino revenues decreased to 13.3% from 13.4% for the nine months ended September 30, 2009.

Food, beverage and retail expense for the nine months ended September 30, 2010 was $5.4 million, or 172.6% of food, beverage and retail revenue, net of promotional allowances, compared to $5.6 million, or 166.0% of food, beverage and retail revenue, net of promotional allowances for the nine months ended September 30, 2009.  Our food, beverage and retail expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

Selling, general and administrative expense for the nine months ended September 30, 2010 was $30.6 million, or 32.2% of net revenues, from $29.4 million, or 32.1% of net revenues, for the nine months ended September 30, 2009.  The increase in selling, general and administrative expense is due to an increase in advertising, employee benefits and permitted expenses for Tribal plant operations and human resources, offset by a decrease in bus expenses.

Depreciation expense for the nine months ended September 30, 2010 was $7.4 million compared to $7.1 million for the nine months ended September 30, 2009.  Depreciation expense was computed using the straight-line method over the useful life of property, plant and equipment.

Gaming Commission and surveillance expense for the nine months ended September 30, 2010 was $2.4 million compared to $2.9 million for the nine months ended September 30, 2009.

The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices we are allowed to operate.  Revenue sharing trust fund fees assessed were $1.0 million for each of the nine months ended September 30, 2010 and 2009.

Income from operations. Income from operations for the nine months ended September 30, 2010 was $36.1 million, or 38.0% of net revenues, compared to $33.8 million, or 36.9% of net revenues, for the nine months ended September 30, 2009.  The increase in income from operations is attributable to the increase in business volumes as a result of the Casino renovation project as well as the ongoing marketing efforts.

Non-operating expense, net. Non-operating expense, net for the nine months ended September 30, 2010 was $15.6 million, or 16.4% of net revenues, compared to $15.6 million or 17.0% of net revenues, for the nine months ended September 30, 2009.  Non-operating expense, net, includes $15.6 million of interest expense for each of the nine months ended September 30, 2010 and 2009.  No interest costs were capitalized in the nine months ended September 30, 2010 and 2009.

Income before distributions to Tribe. Income before distributions to the Tribe for the nine months ended September 30, 2010 was $20.5 million, or 21.6% of net revenues, compared to $18.2 million, or 19.9% of net revenues, for the nine months ended September 30, 2009.

Distributions to the Tribe. Distributions to the Tribe for the nine months ended September 30, 2010 were $10.2 million, compared to $10.0 million for the nine months ended September 30, 2009.

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

To date, access to the Tribe’s reservation and our casino has been over a single, two-lane road. Under the MOA, the Tribe covenanted as a condition to the issuance of our liquor license to construct an emergency access road from the casino over either the Dugan Property or at an alternative site subject to approval by Sonoma County.  The MOA requires that road construction commence no later than 60 days after the Dugan Property is taken into trust by the United States for the benefit of the Tribe and to be completed no later than 365 days after the Trust Date, subject to an extension if such commencement date occurs during the rainy season (approximately October 15th through April 15th).  The trust application was approved in July 2010 and we do not yet know the date of recordation of the transfer of the land into trust.  We believe the Tribe will seek to obtain an extension of the construction deadline for the emergency access road from Sonoma County, but there can be no assurances that any extension will be granted. Various factors, including unknown site conditions, potential labor disputes, potential cost increases and similar variables could result in increased construction costs and there is no assurance that we will not experience cost-overruns.

On June 28, 2007, we and the Tribe announced plans to build a destination resort. The proposed project includes the construction of a casino, hotel and spa, several food and beverage venues, parking and storage, administrative facilities, a garden and terrace plaza, balconies and terraces, a retail area, conference facilities, and back of house facilities. The proposed project includes three above-ground levels and a hotel tower (up to eight levels) and four below-ground levels. We and the Tribe have suspended preliminary construction relating to this expansion project. We will be unable to proceed with the expansion project for the foreseeable future due to the unavailability of capital and lack of cash flow.

Prior to the suspension of the master planning and related infrastructure improvements on the reservation relating to the expansion project in early 2009, the Tribe incurred approximately $67 million in total expenses on our behalf for the expansion project.  We reimbursed the Tribe approximately $52.4 million through FY 2009.  On January 8, 2010, our Board of Directors authorized the reimbursement to the Tribe in an amount not to exceed approximately $14.9 million of construction costs.  The approval included a payment reimbursement schedule to the Tribe of $2,700,000 on January 18, 2010, $400,000 from February 1, 2010 through April 1, 2010 and $700,000 monthly thereafter without exceeding $14.9 million.  We reimbursed the Tribe $2.1 million for the three months ended September 30, 2010 and $7.4 million for the nine months ended September 30, 2010.  The remaining $7.0 million is included in Payable to Tribe in the Condensed Balance Sheet at September 30, 2010.  When the reimbursement payments are made or accrued, the related amounts are capitalized and reflected as construction-in-progress. The reimbursed costs consist of engineering and design costs related to the proposed master plan development, including electrical, HVAC, landscaping, interior design services and consulting fees for legal, branding, feasibility, and public relations services, as well as the construction costs of the lower Acorn Road.

Our capital expenditures for the nine months ended September 30, 2010 and 2009 were $13.2 million and $12.6 million, respectively.  The addition to capital expenditures for the nine months ended September 30, 2010 consisted primarily of construction-in-progress related to the master plan development of our resort of which $8.3 million was reimbursed to the Tribe, as well as costs relating to remodels of our Casino and restaurants.  We have reflected the expenditures relating to the master plan development which we reimbursed the Tribe as construction-in-progress in our balance sheet.

As of September 30, 2010, we had cash and cash equivalents, net of restricted cash of $43.7 million, compared to $31.6 million as of December 31, 2009. We had restricted cash of $4.3 million as of September 30, 2010 and $7.1 as of December 31, 2009.  Our principal source of liquidity during the three months ended September 30, 2010 consisted of cash flow from operating activities.

Restricted cash consists of net proceeds from the Senior Notes and investment earnings thereon set aside in construction financing accounts for construction costs for related infrastructure improvements and construction contingencies. It also includes funds that are reserved for additional construction contingencies and the funds for the development of the Dugan Property an approximately 18-acre parcel adjacent to the Tribe’s reservation.  Our restricted cash is held in escrow accounts that can only be used for authorized construction disbursements until the related projects are completed.  On July 30, 2010, U.S. Bank National Association, as trustee and collateral agent for the Senior Notes, transferred $2,682,699 from restricted accounts held by U.S. Bank to our unrestricted operating account which is net of related fees of $85,957. The transferred amount represents the remaining balances of proceeds from the sale of the Senior Notes and investment earnings thereon that had been held by U.S. Bank in a restricted construction financing account and a construction escrow account less all fees and expenses owed to U.S. Bank to date.  The remaining balance of restricted cash is set aside for the development of an emergency access road which will comply with the MOA.  Such emergency access road will be built on the Dugan Property or an alternate parcel that is approved by Sonoma County.

Net cash used in capital and related financing activities for the nine months ended September 30, 2010 was $21.3 million, compared to $21.8 million for the nine months ended September 30, 2009.  This decrease was attributable to several factors, which included an increase in purchases of capital assets and fees associated with efforts to refinance the Senior Notes, offset by the release of restricted cash of $2.8 million.

Cash flows provided by investing activities consisting of interest income for the nine months ended September 30, 2010 was $47,485, compared to $53,044 for the nine months ended September 30, 2009.

Cash flows used in non-capital financing activities for the nine months ended September 30, 2010 was $10.2 million, compared to $10.0 million for the nine months ended September 30, 2009.  Cash flows used in non-capital financing activities consist of distributions to the Tribe.

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

The Tribe incurred expenses related to the reinforcement of the slope on the northwest side of the Reservation near the Casino.  On May 19, 2010, our Board of Directors authorized the reimbursement to the Tribe in an amount not to exceed $0.9 and an additional $2.4 million was approved in August 2010.  Subsequently, on October 13, 2010, our Board of Directors

authorized the reimbursement to the Tribe not to exceed $3.5 million.  As of September 30, 2010, we incurred approximately $1.4 million in construction costs of which $0.5 million is accrued in Payable to Tribe.  We currently expect that the cost of this project will be approximately $3.5 million.

A casino renovation was completed as part of ongoing efforts to improve the overall appearance and appeal of the Casino to meet customer requirements.  In order to appeal more specifically to higher end players, management moved the Poker tables to an open section of the Casino floor and converted the current poker room into a high-limit room offering high-limit slot machines and table games, comfortable seating, a bar with food and beverage service, and a private restroom.  The project was completed in September 2010.

As part of the effort to enhance the overall appeal of our product, we have been reconfiguring our gaming floor.  Regardless of the reduction of slot machines, we will maintain our contractual rights under the Compact to operate a total of 1,600 slot machines in our Casino and pay the related Revenue Sharing Trust Fund (“RSTF”) payments.  We considered many factors such as peak period demand, per unit productivity, and player comfort in our analysis to ensure that the reduction of gaming devices will not adversely impact our revenues.  The reduction of gaming units on the Casino floor has provided us an opportunity to upgrade current amenities, improve player comfort and enhance entertainment value. We are confident that these improvements, targeted at improving product appeal, will ultimately open up a greater spectrum of potential consumers within our designated market area.  In combination with our continuing effort to improve operational efficiency, upgrading our gaming technology, and refocusing our marketing efforts, we are confident that we will have set a solid foundation for improved and sustained cash flows.

Contractual Obligations as of September 30, 2010

The following table summarizes our contractual obligations and commitments as of September 30, 2010, excluding those obligations and commitments to Tribe:

	Total	1 Year	2-3 Years	4-5 Years
Long-term debt obligations (a)	$200,000,000	$—	$200,000,000	$—
Operating lease obligations	1,331,375	619,440	609,715	102,220
Total obligations (b)	$201,331,375	$619,440	$200,609,715	$102,220

(a)    Excluded from long-term debt obligations above are interest payments of $19.5 million in 1 year and $1.6 million in 2-3 years. The Senior Notes mature on November 1, 2011.  The $1.6 million in 2-3 years represents 1/6 of our 6-month payment.  If refinancing were to take place prior to the maturity of our Senior Notes, we will calculate the interest due on a prorated basis.

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

In addition, the MOA commits the County Sheriff’s Department and Fire Marshall to providing public safety and fire services to the Casino and the Tribe’s future gaming projects on the Rancheria, provides detailed agreements on off reservation impact mitigation measures, and permits the Tribe’s application to take the Dugan Property into trust.

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

Through September 30, 2010, we had not invested in derivative or foreign currency-based financial instruments.  We primarily have invested in money markets.  As such, we do not believe we have material exposure to market risk.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon that evaluation and as of the end of the quarter for which this report is made, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.  Disclosure controls and procedures ensure that information to be disclosed in reports that the we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and terms of the Securities and Exchange Commission, and ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in litigation and disputes from time to time in the ordinary course of business with vendors and patrons. We believe that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on its results of operations, financial condition or cash flows.

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

Federal and California law currently permits Class III casino gaming only on certain tribal lands pursuant to compacts negotiated with the State of California and approved by the U.S. Secretary of the Interior. Class II gaming for tribes is permitted only on federally recognized tribal lands. There are currently 55 tribes operating 56 compacted gaming facilities in the State of California. The closest existing tribal competitors are the Hopland Sho-ka-wah Casino, located approximately 35 miles and 40 minutes north of the Tribe’s reservation; the Konocti Vista Casino, located approximately 45 miles and one hour and ten minutes northeast of the Tribe’s reservation; the Cache Creek Indian Casino and Bingo, located approximately 95 miles and two hours and fifteen minutes east of the Tribe’s reservation; and the Thunder Valley Casino, located approximately 124 miles and two hours and forty-five minutes east of the Tribe’s reservation. In addition, several potential competitors are attempting to develop and open casinos near our casino.  Non-tribal cardrooms that offer poker and some other games that would be classified as Class II games if conducted by an Indian tribe, exist within 50 miles of the Tribe’s reservation.

The most significant competition may come from the proposed Graton Rancheria casino. In April 2003, the Federated Indians of the Graton Rancheria, also known as the Coast Miwoks, announced plans to purchase land in Sonoma County near Highway 37 and Lakeville Highway, approximately 30 miles south of our casino and closer to the San Francisco Bay area than our casino.

On October 1, 2010, the U.S. Department of the Interior took land near Rohnert Park, California into federal trust for the Graton Tribe. The Department initially published notice of its intent to take the land into trust in May 2008, but agreed to withhold action on the trust acquisition due to a lawsuit filed by a citizens group opposed to the proposed casino.  After the Ninth Circuit Court of Appeals upheld the district court’s dismissal of the lawsuit on June 3, 2010, the Interior Department moved forward with taking the land into trust.  The land’s going into trust represents perhaps the most significant step toward the development of a casino at Rohnert Park.

The Graton Tribe has also negotiated separate agreements with Sonoma County and Marin County, whereby the Counties pledged not to challenge the land-into-trust decision and the Graton Tribe agreed not to build any additional casinos in Sonoma or Marin Counties.

Also on October 1, 2010, the National Indian Gaming Commission (“NIGC”) approved a management contract for Class II gaming (essentially poker, bingo, and bingo-related electronic gaming machines that have the look and feel of a slot machine) between the Graton Tribe and SC Sonoma Management, LLC, an entity owned by Station Casinos.  As part of its approval of the management contract, the NIGC also concluded its environmental review of and approved the environmental impact statement for the proposed casino.  A spokesperson for the citizens group that filed the lawsuit challenging the fee-to-trust acquisition has stated publicly that the group will challenge the adequacy of the environmental review and approval, but no lawsuit has been filed.

As noted above, because the management contract approved by the NIGC was for Class II gaming, the Graton Tribe can operate electronic bingo machines at the proposed casino without a tribal-state compact with the State of California.  The NIGC approved the Graton Tribe’s gaming ordinance in August 2008, and the only remaining approval needed before the Graton Tribe can operate Class II electronic bingo machines at the Rohnert Park site is an opinion from the NIGC that the lands are eligible for gaming under the Indian Gaming Regulatory Act.  A tribal-state compact will be required before the Graton Tribe can operate Class III gaming at the Rohnert Park site.

The announced plans for the Rohnert Park casino include a gaming facility that would house approximately 2,000 slot machines, 120 card tables and bingo, as well as a 300-room hotel, five restaurants and a theater with up to 2,000 seats.

The Cloverdale Rancheria has announced preliminary plans to build a 596,000 square-foot hotel/spa and casino resort some ten miles north of our casino on U.S. Highway 101, and they and their financial backers have purchased approximately 79 acres for the proposed facility. In December 2008, the Department of the Interior issued an opinion stating that if the lands were taken into trust, they would be eligible for gaming under the Indian Gaming Regulatory Act. The environmental review process for the proposed Cloverdale Rancheria project began in July 2008.  The Draft Environmental Impact Statement for the project was issued August 6, 2010, a public hearing was held on September 15, 2010, and comments were accepted through October 20, 2010.

The Hopland Sho-ka-wah Casino is located several miles east of U.S. Highway 101 on Route 175. The facility features a 40,000 square foot casino offering 540 slot machines and eight table games. The facility offers poker, Pai Gow, blackjack, card-based roulette, and card-based craps table games.  The facility contains a Mexican food taqueria, a small cafe-type food and beverage area, a fine-dining steak house and a bar. Hopland operates a small bus program but does not operate a hotel.

East of the Sho-ka-wah Casino is the Konocti Vista Casino in Lakeport, California. Lakeport is located approximately 37 miles from Cloverdale with access off Highway 29.  The casino currently houses 349 slot machines and 6 table games. The facility also offers an 80-room hotel and marina with small pool as well as a 74-space recreational vehicle park. The food and beverage program includes a small restaurant, buffet and a newly remodeled steakhouse restaurant serving liquor.

The Thunder Valley Casino opened in June 2003 and is located at the intersection of Highway 65 and Interstate 80 just outside of Sacramento, California. The Nevada-style property offers approximately 3,000 slot machines and 125 table games that include blackjack, baccarat, and a variety of poker games including Let It Ride and Pai Gow. The facility features a salon, private dining rooms, bars and butler service. In addition, it houses a 500-seat buffet and various fast food options. The facility also features a nightclub.  In 2008, the Thunder Valley Casino announced plans to build a new 650-room, 23-story hotel featuring a spa, family center and other amenities.  Thunder Valley also planned to construct a 3,000-seat performing arts center, and to expand the casino to include three new restaurants, more gaming space and new poker room, and a parking structure capable of holding 5,000 cars.  The expansion began in July 2008 but was halted in November 2008.  In May 2009, the casino resumed work on the expansion, but the project was scaled down to include a 17-story hotel with 297 rooms; a 700-seat, 10,000-square-feet multipurpose entertainment center in place of the performing arts center; and a 7-story parking structure with approximately 3,800 spaces.  The hotel opened in June 2010.  Thunder Valley also added 40,000 square feet of space to its casino floor and renovated the existing casino floor to match the new space.  The casino now has 144,500 square feet of gaming space.

The Cache Creek Casino is located approximately 50 miles west of Sacramento. The Cache Creek Casino offers over 2,000 slot machines. The casino recently added a 14-table poker room and houses 122 table games including blackjack, Texas Hold’em, Pai Gow and Caribbean Stud. The facility also includes a 200-room luxury hotel, 9 restaurant outlets, an entertainment pavilion with seating for 600, a spa and outdoor pool, an 18-hole golf course and a 1,883 spot parking structure. In 2007, Cache Creek announced plans to add more shops and parking and expand its gaming floor, and to add a 10-story hotel tower with 467 rooms, and a 62,500 square-foot convention center capable of seating 2,300 people.  These expansion plans were put on hold in early October 2009, but were resumed in January 2010 when the Cache Creek Casino announced plans to resume the expansion, proposing to add over 20,000 square-feet of casino space, a 52,440 square-foot convention center, and a 900-car six-story garage.  In September 2010, the construction of the event center and parking garage was halted, though the renovation of the existing 200-room hotel will continue.

The Lytton Band of Pomo Indians currently operate a 70,000 square-foot casino with approximately 1,184 Class II electronic bingo machines and over 15 table games on a 9-acre site in San Pablo, near Oakland, California, on land that was placed in trust for the tribe through congressional legislation.  The Lytton Band signed a compact with Governor Arnold Schwarzenegger for operating Class III casino gaming on the San Pablo site, but the state legislature withheld its approval. In May 2007, legislation was introduced in the U.S. Senate, which has the support of the Lytton Band, that would require the Lytton Band to forego any Class III machines at the San Pablo site and instead limit itself to operating its existing Class II machines. This legislation was passed by the Senate in November 2007 and referred to the Committee on Natural Resources in the U.S. House of Representatives, but no further action was taken.  The legislation was again introduced in the U.S. Senate in January 2009, and the Senate passed the bill in March 2009, but no further action has been taken.

The Twin Pine Casino and Hotel, owned and operated by the Middletown Rancheria of Pomo Indians, is located approximately 4 miles off Highway 29 in Lake County, approximately 34 miles from our casino. The Middletown Rancheria has recently completed an expansion of the Twin Pine Casino and Hotel which includes a 60-room hotel, three food areas and a wine tasting room, as well as 50,000 square feet of gaming space with approximately 520 slot machines and 12 table games consisting of blackjack and poker.  The Twin Pine Casino and Hotel recently announced plans to add a fourth restaurant offering a 40-seat café with a mid-priced menu.

There are a number of other Indian tribes, including the Guidiville Band of Pomo Indians and the Scotts Valley Band of Pomo Indians, that have announced preliminary plans to develop gaming projects in the San Francisco Bay area.

The Guidiville Band hopes to have transferred to it land at the former Point Molate Naval Base in Richmond, California on which it hopes to operate a 240,000 square-foot casino with 124,000 square-feet of gaming space, along with two hotels, a conference center, retail shops, restaurants and two parking structures.  The project is still in its early stages, as the land transfer has not been approved and environmental reviews must be completed.  The Guidiville Band released the draft environmental impact study for the proposed project in July 2009, and the Bureau of Indian Affairs held a public hearing on the draft study in August 2009 and took public comments on the study until September 23, 2009.  Environmental groups filed a lawsuit in an effort to stop the transfer of the land in January 2009, but an agreement was reached among these environmental groups, the Guidiville Band, and the project’s developer in October 2010 under which these groups agreed to drop their opposition to the project.

The Scotts Valley Band hopes to build a 225,000 square-foot casino complex and five-story parking garage on a 29.87-acre site in unincorporated Contra Costa County, near Richmond, California.  In March 2008, the Bureau of Indian Affairs announced the filing of the Final Environmental Impact Statement for the proposed project.  A municipal services agreement between the City of Richmond and the Scotts Valley Band was challenged in court on environmental review grounds, and the agreement’s validity was upheld in February 2010.

Each of these proposed projects still faces numerous legal and administrative obstacles in addition to environmental approvals, including the negotiation and approval of a compact with the State of California, approval from the DOI to take the land on which the project would be located into federal trust on behalf of the tribe, and, for the Guidiville and Scotts Valley projects, determinations from appropriate federal agencies that the tribes may conduct gaming on these lands pursuant to IGRA, but all such projects are nevertheless feasible and could come to fruition.

In June 2009, the Mishewal Wappo Tribe of Alexander Valley, a tribe with aboriginal lands and a former rancheria located in Sonoma County that was terminated by the federal government under the 1958 California Rancheria Act, filed suit against the United States Secretary of the Interior seeking to have its federally-recognized status restored.  The Chairman of the Mishewal Wappo Tribe has stated publicly that the tribe has no plans for a casino, but the tribe could have the right to conduct gaming under IGRA if its federally-recognized status is restored.

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

Other initiatives expanding competitive forms of gaming have been approved and may, from time to time, be approved (or if passed, may be modified) by state or local authorities. Examples include the passage in California of legislation in 2007 expanding off-site betting on horse races through expanded advance deposit wagering and increased satellite wagering sites, legislation passed by the California legislature in September 2010 that would allow for exchange wagering on horse races, a legislative proposal in the California Assembly in February 2007 to amend the California Penal Code to expand permitted bingo games by charitable organizations to include electronic bingo cards, and a bill introduced in the California State Senate in May 2010 to authorize online intrastate poker in California.

In August 2009, a federal district court judge issued an order, in ongoing litigation regarding the proper number of total slot machines allowed under the 1999 tribal-state gaming compacts, requiring that the State of California issue an additional 10,549 slot machine licenses. A drawing was held on October 5, 2009, and 3,548 licenses were awarded to eleven different Indian tribes, leaving 7,001 slot machine licenses available in the statewide pool.  The only one of our competitors to receive licenses in the draw was the Middletown Rancheria of Pomo Indians, which operates the Twin Pine Casino and Hotel and received 100 additional licenses through the draw.  On August 20, 2010, the Ninth Circuit Court of Appeals reduced the number of additional slot machine licenses from 10,549 to 8,050, meaning that there are now 4,502 slot machine licenses remaining in the pool.  The Tribe or any other Indian tribe(s) could request California to hold a draw for some or all of these licenses.

ITEM 6.               EXHIBITS

The Exhibit Index filed herewith is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2010	RIVER ROCK ENTERTAINMENT AUTHORITY
(Registrant)

	By:	/s/ David Fendrick
David Fendrick,
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by David Fendrick, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Joseph R. Callahan, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

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