Form 10-Q/A
period 2010-09-30
River Rock Entertainment Authority
filed 2010-11-22
CIK 1288924

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

RIVER ROCK ENTERTAINMENT AUTHORITY

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to amend our Form 10-Q for the three months ended September 30, 2010.  We originally filed our Form 10-Q for the three months ended September 30, 2010 (the “Original Filing”) on November 12, 2010. We are filing this Form 10-Q/A to correct the following typographical errors on the Balance Sheet for the period ending September 30, 2010, set forth on page 4 of the Original Filing in “Part I — Financial Information, Item 1 — Financial Statements (Unaudited)”: 1. the title, “Condensed Balance Sheets”, included a typographical error that reads “June 30, 2010 and 2009” which should have been deleted; 2. total current liabilities at September 30, 2010 was $23,907,408 not $24,007,408 as had been previously reported; and 3. total liabilities at September 30, 2010 was $223,542,057 not $223,642,057.

CAUTIONARY STATEMENT

Except for the historical financial information contained herein, the matters discussed in this report on Form 10-Q/A (as well as documents incorporated herein by reference) may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements are based upon current expectations that involve risks and uncertainties and include declarations regarding the intent, belief or current expectations of us and our management and may be signified by the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements, whether as a result of new information, future events, or otherwise. All discussion in this report should be read in conjunction with our financial statements and the accompanying notes contained in this report.

References in this Form 10-Q/A to the “Authority” and the “Tribe” are to the River Rock Entertainment Authority and the Dry Creek Rancheria Band of Pomo Indians, respectively. The terms “we,” “us” and “our” refer to the Authority.

Our key risks are described in our annual report on Form 10-K filed with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,653,977	$31,617,507
Accounts receivable	34,952	266,146
Inventories	80,309	77,643
Prepaid expenses and other current assets	1,299,216	1,379,133

Total current assets	45,068,454	33,340,429

RESTRICTED CASH	4,328,870	7,097,526

CAPITAL ASSETS:
Buildings and building improvements	132,886,286	131,361,604
Furniture, fixtures and equipment	33,020,780	35,102,290
Accumulated depreciation	(63,891,253)	(60,121,221)
Construction in progress	75,337,956	59,588,618

Capital assets - net	177,353,769	165,931,291

DEPOSITS AND OTHER ASSETS	1,772,584	1,936,623

TOTAL ASSETS	$228,523,677	$208,305,869

LIABILITIES AND NET ASSETS (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$3,223,149	$6,060,663
Payable to Tribe	7,517,818	—
Accrued liabilities	13,166,441	7,695,373
Current maturities of long-term debt	—	492,203
Total current liabilities	23,907,408	14,248,239

LONG-TERM DEBT - net of current maturities	199,634,649	199,381,712

Total long-term liabilities	199,634,649	199,381,712

TOTAL LIABILITIES	223,542,057	213,629,951

COMMITMENTS AND CONTINGENCIES

NET ASSETS (DEFICIT)
Invested in capital assets-net of related debt	(22,280,880)	(33,942,624)
Restricted for capital projects	4,328,870	7,097,526
Unrestricted	22,933,630	21,521,016

Total net assets (deficit)	4,981,620	(5,324,082)

TOTAL LIABILITIES AND NET ASSETS (DEFICIT)	$228,523,677	$208,305,869

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

7.             CAPITAL ASSETS

Capital Assets at September 30, 2010 and December 31, 2009 consisted of the following:

	Balance, as of
	December 31,			Transfers	Balance, as of
	2009	Additions	Dispositions	In(Out)	Sept 30, 2010
					(Unaudited)
Building and improvements	$131,361,604	$1,176,533	$—	$348,149	$132,886,286
Furniture, fixtures and equipment	35,102,290	1,475,124	(3,622,481)	65,847	33,020,780
Less accumulated depreciation	(60,121,221)	(7,392,513)	3,622,481	—	(63,891,253)
	106,342,673	(4,740,856)	—	413,996	102,015,813
Construction in Progress	59,588,618	16,163,334	—	(413,996)	75,337,956
Capital assets - net	$165,931,291	$11,422,478	$—	$—	$177,353,769

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

PART II.                OTHER INFORMATION

ITEM 6.                  EXHIBITS

The Exhibit Index filed herewith is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 18, 2010	RIVER ROCK ENTERTAINMENT AUTHORITY
(Registrant)

	By:	/s/ David Fendrick
David Fendrick,
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by David Fendrick, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Joseph R. Callahan, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

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