Form 10-K
period 2010-12-31
River Rock Entertainment Authority
filed 2011-03-30
CIK 1288924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☐         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $0 on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010 ).

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

PART I

Item 1. Business.

OVERVIEW

River Rock Entertainment Authority (“we,” “us,” “our” or the “Authority”) is a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians of California (the “Tribe”), a federally recognized Indian tribe with 1,007 enrolled members and with an approximately 75-acre reservation in Sonoma County, California (“Sonoma County” or the “County”).  The Authority was formed as an unincorporated instrumentality of the Tribe in November 2003 pursuant to a reorganization whereby the Tribe’s gaming business became owned and operated by the Authority.  This reorganization was accounted for as a reorganization of entities under common control.  Accordingly, after the reorganization, the assets and liabilities of the Casino’s operating property were presented by the Authority on a historical-cost basis.  The Authority operates as a separate, wholly owned operating unit of the Tribe and is not a separate legal entity. These financial statements reflect the financial position and activity of the Authority only and do not purport to represent the financial position and activity of the Tribe.

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

Our address is 3250 Highway 128 East, Geyserville, California 95441 and our telephone number is (707) 857-2777.

Our River Rock Casino

We own and operate the River Rock Casino, a gaming and entertainment facility located on the Tribe’s reservation, approximately 75 miles north of San Francisco, California.  Our 62,000 square-foot gaming and entertainment facility, which is located in the Alexander Valley, has views of the surrounding countryside, is open 24-hours a day, seven days a week, and currently features:

•      35,500 square feet of gaming space containing 1,228 slot and video poker gaming machines, 20 table games featuring Blackjack, Three Card Poker, Mini Baccarat and Pai Gow Poker.  In January 2011, the poker tables were removed to make way for approximately 60 penny denomination slot machines that were placed in service in February 2011. We offer state-of-the-art gaming devices including video poker, video keno, progressive slots and guest favorites, such as Red Hot 7’s, Hot Shot, Jackpot Party, Quick Hits, Mystery Temple, Quick Strike and other various themes;

•      a high-limit room offering high-limit slot machines and table games, comfortable seating, a bar with food and beverage service, and a private restroom;

•      both smoking and non-smoking gaming rooms in order to satisfy customer preferences;

•      our over 117,000-member Players Club, a player tracking system which offers our guests incentives for additional play and enables us to perform targeted marketing and maximize per capita revenue;

•      the Quail Run Restaurant, offering a buffet menu, with 152 indoor seats and 96 outdoor seats on a wood-deck veranda that overlooks the Alexander Valley wine region and the Russian River;

•      the Center Stage Bar & Grill with 64 seats, offering “bar top” video poker games, and an upgraded stage and sound system to host live music and entertainment on the weekends;

•      the 24 —seat Fortune Café, offering a quick service, cook-to-order Asian-themed menu;

•      the Lucky Dogz snack shop which is open 24-hours, seven days per week, and offers hot dogs, sandwiches, salads, snacks and drinks; and

•      three parking structures and an adjacent parking lot with easy and convenient access to the casino floor that allows us to accommodate approximately 1,584 self-parked customer vehicles and valet parked vehicles.

In addition, to enhance the comfort of our guests, we have installed a state-of-the-art ventilation system that greatly reduces cigarette smoke and impurities, circulates air from the ground level and provides 100% fresh-air return. Our casino also incorporates other environmentally sensitive engineering features, including irrigation using surplus wastewater and non-intrusive lighting in the parking lot. Furthermore, our state-of-the-art back-up and redundant generators are designed to provide electricity in the event of a power failure.

We maintain a digital surveillance system that tracks the entire casino floor to secure our facility and operations. We employ a 53 officer security force.

Competitive Strengths

We believe the following strengths have contributed and will continue to contribute to our success:

Attractive Location with Convenient Access.  Our casino is conveniently located off of U.S. Highway 101, a four-lane highway through Sonoma County that traverses our local and San Francisco Bay area markets. The California Department of Transportation (“Caltrans”) estimates that in 2008 the Average Annual Daily Traffic (AADT) on U.S. Highway 101 at the exit to Dry Creek Road was approximately 66,000 north and south bound vehicles. In addition, the nearby international airport in Santa Rosa provides easy access for patrons traveling to Sonoma County by air with direct flights to and from Los Angeles, Las Vegas, Seattle, Portland, Canada and Mexico.

Strong Market Demographics.  We benefit from visitors to Sonoma County and Napa County (approximately 12 million in 2009), which are known for their world-renowned wineries and related tourist attractions.  In addition, we are the closest Class III casino to the San Francisco Bay area.  According to the U.S. Census Bureau’s 2006-2008 American Community Survey, there are approximately 842,000 residents in Sonoma, Napa and Marin Counties, and 7.3 million residents in the San Francisco Bay area, which includes the major metropolitan cities of San Francisco, Oakland and San Jose.

Limited Competition and High Barriers to Entry. Class III casino gaming may be conducted in California only by federally recognized Indian tribes on certain tribal lands held in trust by the U.S. government and pursuant to compacts that are negotiated with the State of California and approved by the U.S. Secretary of the Interior. These restrictions significantly limit competition.

Emphasis on Gaming Devices.  Our casino emphasizes slot and video poker gaming devices, which we believe represent the most consistently profitable and least volatile segment of the gaming business. Our gaming devices feature comprehensive, integrated cashless technology permitting faster wagering and payouts. We offer a wide variety of games not only to attract a broad range of guests, but also to maximize gaming revenue per customer.

Tax Free Cash Flow from Operations.  As a government enterprise, we are not subject to any local, state or federal income taxes.

Experienced Senior Management Team and Staff.  Our management team is led by seasoned executives who have significant industry experience, leadership and expertise in operations, marketing and finance.  Members of this team have previously worked at premier local and destination casinos located in competitive markets, for both commercial and tribally-owned properties.  We believe that our management team and our experienced staff provide superior employee and customer care, and understand how to maintain and increase return business, which enhances our competitive position.

Business and Marketing Strategies

We focus on the following business and marketing strategies:

Marketing & Promotions: We advertise through direct mail, radio, billboards, TV, newspaper, magazines, online and email blasts, as well as bus billboards, signature shuttles and placement of rack cards at local businesses.  We work closely with a reputable marketing consulting and research firm to optimize our direct mail program and leverage our extensive player database. Our direct mail program includes coupons and information regarding upcoming promotions, food and entertainment.  We have been putting more emphasis on direct mail to ethnic markets, including Latino and Asian markets in the San Francisco Bay area, and we have begun to send out mailers specifically tailored to our high end players.  Our direct mail program is tiered based on player status and we expect it will be enhanced this year as part of our redesigned multi-tiered Players Club to include a greater variety of offers targeted at different player levels.

We analyze player demand and have successfully implemented and enhanced promotions that we believe have resulted in increased revenues, including car and cash giveaways, cash wheel spins, and pay-your-mortgage and pay-your-rent promotions.  We have also promoted more frequent and longer visits and increased wagering at off-peak demand periods through customized promotions such as our “House is Rockin’,” “Lucky Envelope” and “Hot Nights Cool Cash.”  These promotions offer customers cash rewards on weekday nights and have resulted in increased net revenue when offered. Along with continued promotions, we plan to add slot and table games tournaments that we expect will attract additional high end players.

We have recently upgraded our Players Club software which we are using to provide a customized and tailored gaming environment that generates increased time spent on a device and enhances the likelihood of return business. Our database and software help us identify our premier players and target their favorite games, while also helping us create a more personal relationship with those patrons. We relied on such data to redesign the gaming floor as part of our recent renovation.

We partner with local businesses to jointly market our offerings and have created strong community relations with wineries, hotels, restaurants and Chambers of Commerce.  We have been working with local businesses to recommend our casino and distribute player incentives and marketing materials to their customers in exchange for nominal fees.  We believe that such cross-referrals to local businesses will help to further increase tourism activity in Sonoma County and bring new customers to our casino.

Capitalize on Our Prime Location and Appeal of Sonoma County.  The picturesque Alexander Valley region in the heart of Sonoma County where our casino is located is a world-renowned tourist destination.  We intend to capitalize on its appeal, including its reputation as one of California’s premier wine producing regions, to further expand our customer base. Sonoma County receives approximately 7.4 million tourists annually, and over 4.7 million tourists visit Napa County annually.  Our marketing message emphasizes the convenient access to our casino that allows guests to seamlessly combine a visit to our casino with their stay.

Leverage our Existing Liquor License.  We obtained a liquor license in May 2008, and have since been able to serve liquor at our restaurants and bars.  Our guests may bring alcohol onto the gaming floor and may also drink on our open-beamed porte cochere that faces out towards sweeping vistas of Alexander Valley vineyards. We plan to introduce additional bars to our existing food outlets to increase convenience for our guests, and in the near future to serve alcohol on the gaming floor.

Optimizing Our Bus Program.  Our line and charter bus program that provides convenient customer transportation to our casino is an integral part of our business. Our bus program brings guests from San Francisco, Sonoma, Napa, Marin, Alameda, Contra Costa, Solano, San Mateo, and Santa Clara Counties.  Since our opening, we have employed a contractor to arrange with bus companies to transport customers to our casino.  There are currently approximately 30 buses per day arriving at our casino.  Upon arrival, our bus customers receive player incentives.  We believe that this program enables us to maximize our number of guests during off-peak times, and we plan to add a late night bus service that will enhance evening traffic to our casino.

Introduced New High Limit Area.  In the third quarter of 2010, we introduced a new high limit area with slot machines and table games in an enhanced gaming room that includes a high end bar and free food for our top tier players, all situated in a prime location of the casino with a view of the surrounding Alexander Valley.  We believe this new offering will attract more high end players to our casino.

Judicious Use of Credit.  We plan to introduce a very disciplined extension of credit as a matter of convenience to our casino patrons that we expect will have a positive impact on the average amounts spent by our quality visitors.  The appropriate use of credit, which is an established concept at comparable casinos, has shown beneficial effects on financial performance and will provide us another attractive business tool to grow our operations.

Continue to Develop our Appeal to the Asian Market.  According to the U.S. Census Bureau’s 2006-2008 American Community Survey, Asians constitute 21% of the San Francisco Bay area population and 31% of the City of San Francisco’s population.  We continue to cultivate the Asian market customer base through our bus program from San Francisco’s and Oakland’s Chinatowns, our targeted promotions, games catering to the Asian market, such as Pai Gow Poker, and our new Asian-themed restaurant.  In an effort to further increase our market exposure, we have increased our Asian-targeted media and we have begun participating in Asian community events.

COMPETITION

The gaming industry is very competitive. We face or will face competition from existing and proposed California Indian gaming facilities in the surrounding area and elsewhere in California, and with casino gaming in Nevada, including gaming facilities that could be located closer to the San Francisco Bay area. We also compete with card rooms located in the surrounding area, and other forms of gaming that are legal in California, including on and off-track wagering and the California State Lottery, as well as with non-gaming leisure activities. The availability of such alternative gaming and non-gaming activities may increase in the future. Many of our competitors have substantially greater resources and name recognition than our casino. In addition, we may also face competition in our market from new facilities that may be built by other Indian tribes in the future.

Federal and California law currently permit Class III casino gaming only on certain tribal lands pursuant to compacts negotiated with the State of California and approved by the U.S. Secretary of the Interior. Class II gaming for tribes is permitted only on federally recognized tribal lands. There are currently 55 tribes operating 56 compacted gaming facilities in the State of California. The closest existing tribal competitors are the Hopland Sho-ka-wah Casino, located approximately 35 miles and 40 minutes north of the Tribe’s reservation; the Konocti Vista Casino, located approximately 45 miles and one hour and ten minutes northeast of the Tribe’s reservation; the Cache Creek Indian Casino and Bingo, located approximately 95 miles and two hours and fifteen minutes east of the Tribe’s reservation; and the Thunder Valley Casino, located approximately 124 miles and two hours and forty-five minutes east of the Tribe’s reservation. In addition, several potential competitors are attempting to develop and open casinos near our casino.  Non-tribal card rooms that offer poker and some other games that would be classified as Class II games if conducted by an Indian tribe exist within 50 miles of the Tribe’s reservation.

The most significant competition may come from the proposed Graton Rancheria casino. In April 2003, the Federated Indians of the Graton Rancheria, also known as the Coast Miwoks, announced plans to purchase land in Sonoma County near Highway 37 and Lakeville Highway, approximately 20 miles south of our casino and closer to San Francisco than the Tribe’s reservation. The proposed location would lie directly between our casino and the majority of the 7 million population base of the San Francisco Bay area. The announced plans include construction of a casino-hotel complex that will be managed by Station Casinos, Inc., based in Las Vegas, Nevada. The proposed facility would house approximately 2,000 slot machines, 120 card tables and bingo, as well as a 300-room hotel, five restaurants and a theater with up to 2,000 seats. As a result of environmental opposition to the development of such location, the Federated Indians of the Graton Rancheria announced plans to move the proposed casino-hotel complex to a site near Rohnert Park, California. The Rohnert Park City Council has approved an agreement with the Graton Tribe to share revenues with Rohnert Park and various community groups, approximately $200.0 million over 20 years, to offset the impact of the proposed project.

On October 1, 2010, the U.S. Department of the Interior took the proposed Rohnert Park site into federal trust on behalf of the Graton Tribe. The Department initially published notice of its intent to take the land into trust in May 2008, but withheld action on the trust acquisition due to a lawsuit filed by a citizens group opposed to the proposed casino.  After the U.S. Court of Appeals for the Ninth Circuit upheld the district court’s dismissal of the lawsuit on June 3, 2010, the Interior Department moved forward with taking the land into trust.  The land’s going into trust represents a significant step toward the development of a casino at Rohnert Park, as do the separate agreements negotiated between the Graton Tribe and Sonoma County and Marin County, whereby the counties pledged to not challenge the land-into-trust decision and the Graton Tribe agreed not to build any additional casinos in Sonoma or Marin Counties.

Also on October 1, 2010, the National Indian Gaming Commission (“NIGC”) approved a management contract between the Graton Tribe and SC Sonoma Management, LLC, an entity owned by Station Casinos, Inc.  As part of its approval of the management contract, the NIGC also concluded its environmental review of and approved the environmental impact statement for the proposed casino.  A spokesperson for the citizens group that filed the lawsuit challenging the fee-to-trust acquisition has stated publicly that the group will challenge the adequacy of the environmental review and approval, but no lawsuit has yet been filed.

Because the management contract approved by the NIGC was for Class II gaming, the Graton Tribe can operate electronic bingo machines at the proposed casino without a tribal-state compact with the State of California.  The NIGC approved the Graton Tribe’s gaming ordinance in August 2008.  Before the Graton Tribe can operate Class III gaming at the Rohnert Park site, however, a tribal-state compact will be required. And before the Graton Tribe can operate either Class II or Class III gaming, the NIGC must issue an opinion finding that the lands at the Rohnert Park site are eligible for gaming under the Indian Gaming Regulatory Act.The Graton Tribe must also obtain financing for the proposed Rohnert Park casino project.

The Hopland Sho-ka-wah Casino is located several miles east of U.S. Highway 101 on Route 175. The facility features a 40,000 square foot casino offering 540 slot machines and eight table games, consisting of poker, Pai Gow, and blackjack.  The facility contains a bar and grill offering, a small cafe-type food and beverage area, and a fine-dining steak house. Hopland operates a small bus program but does not operate a hotel.

East of the Sho-ka-wah Casino is the Konocti Vista Casino in Lakeport, California. Lakeport is located approximately 37 miles from Cloverdale with access off Highway 29.  The casino currently houses 349 slot machines and 6 table games. The facility also offers an 80-room hotel and marina with small pool as well as a 74-space recreational vehicle park. The food and beverage program includes a restaurant and a bar.

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

The Cache Creek Casino is located approximately 50 miles west of Sacramento and offers over 2,000 slot machines. The casino recently added a 14-table poker room and houses 122 table games including blackjack, Texas Hold’em, Pai Gow and mini-baccarat. The facility also includes a 200-room luxury hotel, 9 restaurant outlets, an entertainment pavilion with seating for 600, a spa and outdoor pool, an 18-hole golf course and a 1,883 spot parking structure. In 2007, Cache Creek announced plans to add more shops and parking and expand its gaming floor, and to add a 10-story hotel tower with 467 rooms, and a 62,500 square-foot convention center capable of seating 2,300 people.  These expansion plans were put on hold in early October 2009, but were resumed in January 2010 when the Cache Creek Casino announced plans to resume the expansion, proposing to add over 20,000 square-feet of casino space, a 52,440 square-foot convention center, and a 900-car six-story garage.  The construction of the event center and parking garage was halted in September 2010, though the renovation of the existing 200-room hotel has continued and is expected to be completed in September 2011.

The Lytton Band of Pomo Indians currently operates a 70,000 square-foot casino with over 1,300 Class II electronic bingo machines and 11 table games on a 9-acre site in a card room in San Pablo, near Oakland, California, on land that was placed in trust for the tribe through congressional legislation.  The Lytton Band signed a compact with the Governor of California for operating Class III casino gaming on the San Pablo site in 2004, but in 2005 the state legislature withheld its approval of this compact. In May 2007, legislation was introduced in the U.S. Senate that would require the Lytton Band to forego any Class III machines at the San Pablo site and instead limit itself to operating its existing Class II machines. This legislation was passed by the Senate in November 2007 and referred to the Committee on Natural Resources in the U.S. House of Representatives, but no further action was taken.  The legislation was again introduced in the U.S. Senate in January 2009, and the Senate passed the bill in March 2009, but no further action has been taken.

The Twin Pine Casino and Hotel, owned and operated by the Middletown Rancheria of Pomo Indians, is located on Highway 29 in Lake County, approximately 34 miles from our casino. The Twin Pine Casino and Hotel includes a 60-room hotel, three food areas and a wine tasting room, as well as 50,000 square feet of gaming space with approximately 520 slot machines and 12 table games consisting of blackjack and poker.

There are a number of other Indian tribes, including the Guidiville Band of Pomo Indians  and the Scotts Valley Band of Pomo Indians, that have announced preliminary plans to develop gaming projects in the San Francisco Bay area.

The Guidiville Band hopes to have transferred to it land at the former Point Molate Naval Base in Richmond, California, on which it plans to operate a 240,000 square-foot casino with 124,000 square-feet of gaming space, along with two hotels, a conference center, retail shops, restaurants and two parking structures.  The project is still in its early stages, as the land transfer has not been approved and the environmental review must be completed.  The draft environmental impact study for the proposed project was released in July 2009, and the Bureau of Indian Affairs held a public hearing on the draft study in August 2009 and took public comments on the study until September 23, 2009.  The environmental study has two components.  A final environmental impact report, prepared by the City of Richmond pursuant to the California Environmental Quality Act, was released in February 2011.  A separate final environmental impact statement, prepared under the National Environmental Policy Act, is being prepared by the Bureau of Indian Affairs.

On March 8, 2011, the Richmond City Council certified the final environmental impact report for the Point Molate project. By certifying the final environmental impact report, however, the City Council did not express its approval of the project, as the certification means only that the City Council reviewed the report and found it to be accurate and complete. The City Council is scheduled to vote on the project itself on April 5, 2011. The City Council also must approve the transfer of the Point Molate land, which the City owns, to the Guidiville Band.  A majority of members of the Richmond City Council have publicly stated their opposition to the proposed Point Molate casino.  Environmental groups filed a lawsuit in an effort to stop the transfer of the land in January 2009, but an agreement was reached among these environmental groups, the Guidiville Band, and the project’s developer in

October 2010 under which these groups agreed to drop their opposition to the project.  In a November 2010 vote on a city-wide advisory measure, a majority of voters opposed the casino.

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

The Cloverdale Rancheria has announced preliminary plans to build a 596,000 square-foot hotel/spa and casino resort some ten miles north of our casino on U.S. Highway 101, and they and their financial backers have purchased approximately 79 acres for the proposed facility.  The Cloverdale Rancheria’s financial partner was issued a default notice in March 2010 for failure to keep up with payments on the land, but a spokesperson for the Cloverdale Rancheria stated publicly that the project is still moving forward as planned. In December 2008, the DOI issued an opinion stating that if the lands were taken into trust, they would be eligible for gaming under the Indian Gaming Regulatory Act. The environmental review process for the proposed Cloverdale Rancheria project began in July 2008.  The Draft Environmental Impact Statement for the project was issued August 6, 2010, a public hearing was held on September 15, 2010, and comments were accepted through October 20, 2010.

Each of these proposed projects faces numerous obstacles in addition to environmental approvals, including the negotiation and approval of a tribal-state gaming compact with the State of California, approval from the DOI to take the land on which the project would be located into federal trust on behalf of the tribe, and, for the Guidiville and Scotts Valley projects, determinations from appropriate federal agencies that the tribes may conduct gaming on these lands pursuant to IGRA.

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

Other initiatives expanding competitive forms of gaming have been approved and may, from time to time, be approved by state or local authorities. Examples include the passage in California of legislation in 2007 expanding off-site betting on horse races through expanded advance deposit wagering and increased satellite wagering sites, legislation passed by the California legislature in September 2010 that would allow for exchange wagering on horse races, a legislative proposal in the California Assembly in February 2007 to amend the California Penal Code to expand permitted bingo games by charitable organizations to include electronic bingo cards, and bills introduced in the California State Senate in May 2010 and January 2011 to authorize online intrastate poker in California.

In August 2009, a U.S. district court judge issued an order, in ongoing litigation regarding the proper number of total slot machines allowed under the 1999 tribal-state gaming compacts, requiring that the State of California issue an additional 10,549 slot machine licenses. A drawing was held on October 5, 2009, and 3,548 licenses were awarded to eleven different Indian tribes, leaving 7,001 slot machine licenses available in the statewide pool. On August 20, 2010, the U.S. Court of Appeals for the Ninth Circuit reduced the number of additional slot machine licenses from 10,549 to 8,050.  On January 28, 2011, the Ninth Circuit Court of Appeals denied the State of California’s petition for a rehearing.  The State of California has not appealed the decision.  As a result of the appeals court’s decision, there are 4,502 slot machine licenses not awarded in the October 2009 draw that remain available, and the Tribe or any other Indian tribe(s) could request California to hold a draw for some or all of these licenses.

EMPLOYEE AND LABOR RELATIONS

As of December 31, 2010, we had 616 full and part-time employees. Our employees are not covered by any collective bargaining agreements. However, as part of the 1999 compact agreement, the Tribe was required to adopt labor ordinance provisions permitting opportunities for unions to attempt to organize our labor force. In addition, a decision by the United States Court of Appeals for the District of Columbia upheld a finding by the National Labor Relations Board that the National Labor Relations Act is applicable to tribal casinos. We believe that our labor relations with our employees are good, and we are not aware of any unionization activities by our employees.

REGULATORY MATTERS

General

We are subject to special federal and tribal laws applicable to commercial relationships with tribes and the management and financing of casinos owned by an Indian tribe. In addition, we are regulated by certain federal laws applicable to the gaming industry generally, with respect to the use of certain gaming equipment, and specifically applicable to the Indian gaming market. We are also regulated by the provisions of the Compact, which have been ratified under state law and are based in part on the California constitution and other state laws and policies. The following description of the regulatory environment, in which Indian gaming takes place and in which we operate our casino, is only a summary and not a complete recitation of all applicable law. Moreover, our regulatory environment is more susceptible to changes in public policy considerations than others. Changes in these laws could have a material adverse impact on our operations.

Applicability of Federal Law

Federally recognized Indian tribes are independent governments with sovereign powers, except as to those powers that may have been limited by Congress, by treaty, or, in certain instances, by the public policy of the state in which the tribe’s lands are located. The power of Indian tribes to enact their own laws to regulate gaming derives from their sovereign right to govern and regulate their own affairs, particularly where it is consistent with federal law and the state’s public policy. Indian tribes maintain their own governmental systems and often their own judicial systems. Indian tribes have the right to tax persons and businesses conducting business on Indian lands and also have the right to require licenses and to impose other forms of regulations and regulatory fees on persons and businesses operating on their lands.

Unincorporated instrumentalities of Indian tribes formed pursuant to tribal law, such as the Authority, have sovereign immunity under federal law and may not be sued without their consent.  We have granted a limited waiver of sovereign immunity on behalf of the Tribe and expressly consented to legal proceedings by the Trustee to interpret or enforce the terms of the Indenture or the Senior Notes as against any of our assets and revenues and against the revenues of our casino and related amenities.  Express waivers of tribal sovereign immunity generally are valid if properly made, and if such waivers of sovereign immunity are held to be ineffective investors may not be able to enforce their rights and remedies under the Senior Notes or exercise any remedy for violations of federal securities laws.

Obtaining jurisdiction over an Indian tribe and tribal instrumentalities can be difficult.  Commercial disputes with an Indian tribe or instrumentality often cannot be heard in federal court because the typical requirements for federal jurisdiction are absent, since there is generally no federal law question involved and there is no diversity of citizenship as an Indian tribe is not considered to be a citizen of a state for purposes of obtaining federal diversity jurisdiction.  Under certain legal doctrines, a federal court or state court otherwise having jurisdiction may decline to hear a matter involving an Indian tribe and instead defer the matter for disposition in a tribal court or other tribal proceedings.  The Tribe has a judicial code establishing a Tribal court system, but no judges have been appointed and no matters have been considered to date.  We have waived our rights to have matters subject to the waiver of sovereign immunity by us resolved in the Tribal court or other proceeding of the Tribe, but it is possible that a court may determine that these rights may not be waived and defer to the Tribal court.

It is also uncertain whether an Indian tribe or an unincorporated instrumentality of Indian tribe may be a debtor in a case under the U.S. Bankruptcy Code, meaning that creditors of Indian tribes or their unincorporated instrumentalities could be treated differently than under a bankruptcy court proceeding.

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

Tribal-State Compacts.      IGRA requires Indian tribes to enter into tribal-state compacts in order to conduct Class III gaming. These tribal-state compacts may include provisions for the allocation of criminal and civil jurisdiction between the state and the Indian tribe necessary for the enforcement of these laws and regulations, taxation by the Indian tribe of the Class III gaming activity, remedies for breach, standards for the operation of the Class III gaming activity and maintenance of the casino, including licensing, and certain other subjects that are directly related to the operation of gaming activities.

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

The Tribe entered into a Compact with the State of California in September 1999, which became effective in May 2000, that permits the Tribe to engage in some levels of Class III gaming. The Compact will expire on December 31, 2020. For additional information see “Part I. Item 1. Business—Description of Material Contracts —The Compact.”

Tribal Ordinances.      Under IGRA, except to the extent otherwise provided in a tribal-state compact as described below, and subject to certain oversight and enforcement authority by the NIGC, Indian tribal governments have primary regulatory authority over gaming on land within a tribe’s jurisdiction. Therefore, our gaming operations and persons engaged in gaming activities are subject to the provisions of the Tribe’s ordinances and regulations regarding gaming. The Tribe maintains the TGA, a fully staffed tribal gaming agency known as the Dry Creek Gaming Commission, to carry out the Tribe’s regulatory responsibilities under IGRA, its ordinances and the compact.

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

Licensing and Registration Requirements of the Compact and State Regulation

Compact.      The Compact requires that any person who directly or indirectly extends financing to our casino must be licensed as a “financial source” by the TGA. However, as permitted by the Compact, the TGA has exempted federally- and state-regulated banks and savings and loan associations, as well as persons who hold less than 10% of our indebtedness incurred for gaming uses. For an applicant who is a non-exempt business entity, these licensing provisions also apply to the entity’s officers, directors, principal management employees, owners (if an unincorporated entity), partners and greater than 10% shareholders. Under the Compact, a permanent license cannot be issued unless the TGA has conducted an investigation as to the suitability of the applicant. Any application for a gaming license may be denied, and any license issued may be revoked, if the TGA determines the applicant to be unsuitable or otherwise unqualified for a gaming license. Each license is subject to review for compliance at least every two years.

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

In accordance with the Compact and California law, the Tribe is obligated to remit certain fees to the CGCC on a quarterly basis for inclusion in a Revenue Sharing Trust Fund (“RSTF”) maintained by the State of California. The RSTF is for the benefit of tribes that have no or limited gaming. The RSTF fees are fixed amounts per device, calculated on an annual basis and paid quarterly. We pay these fees on behalf of the Tribe. RSTF fees for the years ended December 31, 2010, 2009 and 2008 were $1.3 million for each respective year.

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

In August 2009, a federal district court judge issued an order, in ongoing litigation regarding the proper number of total slot machines allowed under the 1999 tribal-state gaming compacts, requiring that the State of California issue an additional 10,549 slot machine licenses. A drawing was held on October 5, 2009, and 3,548 licenses were awarded to eleven different Indian tribes, leaving 7,001 slot machine licenses available in the statewide pool. On August 20, 2010, the Ninth Circuit Court of Appeals reduced the number of additional slot machine licenses from 10,549 to 8,050, meaning that there are now 4,502 slot machine licenses remaining in the pool. The only one of our competitors to receive licenses in the draw was the Middletown Rancheria of Pomo Indians, which operates the Twin Pine Casino and Hotel and received 100 additional licenses through the draw. As with the licenses awarded to other tribes in the draw, the licenses awarded to the Middletown Rancheria will revert back to California if the machines are not put into operation within one year of the draw. The licenses could also be withdrawn if California appeals the court’s decision and is successful in its appeal. As a result of the appeals court’s decision, there are 4,502 slot machine licenses not awarded in the October 2009 draw that remain available, and the Tribe or any other Indian tribe(s) could request California to hold a draw for some or all of these licenses.

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

In May 2008, the California Department of Alcoholic Beverage Control issued a liquor license to our casino.  However, the Tribe has agreed to restrict the sale of alcohol to wine and beer between the hours of 11 a.m. and 5 p.m. on weekdays, and to stop serving alcohol altogether at midnight except for Friday and Saturday nights and the nights before holidays. The Tribe has also agreed not to serve liquor on the Casino floor, although patrons may bring drinks purchased at the restaurant or bar on to the casino floor. The restrictions are subject to renegotiation pursuant to the terms of the MOA.

DRY CREEK RANCHERIA BAND OF POMO INDIANS

Tribal Administration

The Dry Creek Rancheria Band of Pomo Indians is a federally recognized, self-governing Indian tribe with 1,007 enrolled members. The Tribe’s approximately 75-acre reservation was established in 1915.  Pursuant to the Tribe’s Articles of Association, the Tribe is governed by a Tribal Council, which is composed of all voting members. Certain authority is delegated to elected tribal officers who comprise the Board of Directors, consisting of a Chairman, a Vice Chairperson, a Secretary/Treasurer and two members-at-large.  The members of the Board of Directors of the Tribe are the same members as our Board of Directors and serve in the same capacity.

The Dry Creek Gaming Commission

The Tribe enacted a Tribal gaming ordinance in April 1997, which was approved by the NIGC in September 1997.  The gaming ordinance was amended in March 2010 and approved as amended by the NIGC in April 2010. Among other matters, the gaming ordinance created and established the TGA as an independent governmental agency of the Tribe.  The TGA consists of three commissioners and supporting staff and is vested with the authority to regulate all gaming activity conducted on the Tribe’s lands.  The TGA is responsible under the Compact to hire, monitor the performance of and, if necessary, replace the independent auditors and to approve any significant non-audit relationship with the independent auditors and assess the independent auditor’s qualifications and independence.  We do not have a separate audit committee of our Board of Directors.  Our full Board of Directors has assumed the audit committee functions and the TGA participates in the audit process.

Our amended gaming ordinance provides for staggered terms for our gaming commissioners. In our previous election, our Tribal Council, made up of all voting members, elected three persons as commissioners.  One received a one year term, the second received a two year term and the third received a three year term. Thereafter the term for each commissioner will be three years. The Tribal gaming ordinance and the Compact require that each Commissioner undergo a comprehensive background check prior to his or her assuming office. Pursuant to the Tribal gaming ordinance, the TGA is responsible for, among other matters, inspecting all gaming operations within the Tribe’s reservation boundaries, enforcing all provisions of the Tribal gaming ordinance, investigating all allegations of violations of the Tribal gaming ordinance, conducting or arranging for background investigations of all applicants for Tribal gaming licenses and issuing gaming licenses in accordance with the Tribal gaming ordinance and the Compact. Under applicable law, our casino cannot operate without regulation by a Tribal gaming commission. Therefore, the costs of such regulation, including the cost of operating the TGA have, since commencement of operations of our casino, been paid by us and will continue to be paid by us.

DESCRIPTION OF MATERIAL CONTRACTS

The following is a summary of the material terms of our material contracts and material contracts of the Tribe relating to our Casino. This summary does not restate these contracts in their entirety. We urge you to read these contracts because they, and not these summaries, define our rights and obligations, and the rights and obligations of the Tribe, contained in the contracts. Copies of these contracts are included as exhibits to this Form 10-K.

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

The Compact establishes limitations on Class III gaming that may restrict our gaming activities. Among those, which are of importance to our casino, are those that require the Tribe to adopt and comply with standards that are no less stringent than California laws, if any, prohibiting: cashing any check drawn against a federal, state, county, or city fund, including but not limited to Social Security, unemployment insurance, disability payments, or public assistance payments; free or reduced price alcoholic beverages, food or lodging as an incentive; and persons under 18 (or under 21 if alcohol may be consumed) to be present in any room where Class III gaming is offered, other than simply to pass through the room.

The Compact requires the State of California and the Tribe to establish a method for licensing all key employees of a gaming entity and issuing work permits for other service employees. While the Tribe, as a sovereign governmental entity, is not required to be licensed, the California Gambling Control Act applies to all others associated with Class III gaming at our casino. To facilitate that licensing and comply with all other provisions of IGRA, in 1997 the Tribe adopted a tribal gaming ordinance establishing the TGA. The Chairman of the NIGC approved the Tribe’s gaming ordinance in 1997, as amended.

Under the Compact, all persons connected with our casino are required to be licensed or to submit to a background investigation under IGRA. All “Gaming Employees” and “Gaming Resource Suppliers” (as defined in the Compact) and certain other persons must be licensed by the TGA. Licenses granted by the TGA are subject to review and renewal every two years. Holders of licenses granted by the TGA must, except in limited circumstances, also be determined suitable by the CGCC to be employed by us.

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

Cash Collateral and Disbursement Agreement

Pursuant to the Cash Collateral and Disbursement Agreement among U.S. Bank National Association and Wells Fargo Bank, N.A. as disbursement agents, U.S. Bank National Association, as the trustee for the holders of the Senior Notes, Merritt & Harris, our independent construction consultant, the Tribe and us, a portion of the net proceeds of the Notes Offering was placed into a construction disbursement account, a construction escrow account, the Dugan Property improvements account, and an operating account, all to be disbursed by the disbursement agents pursuant to the Cash Collateral and Disbursement Agreement.  Other than our operating accounts the only account that we maintain with a balance as of December 31, 2010 is the Dugan Property improvements account.

Operating Account.      We deposit all of our cash and cash equivalents in excess of $2.0 million into our operating account with Bank of the West.  Regularly, deposits are made Monday through Thursday of each week.  All such funds are held in the operating account and pledged to the Trustee for the benefit of itself and the holders of the Senior Notes until disbursed in accordance with the terms of the Cash Collateral and Disbursement Agreement. Funds may generally be disbursed by our bank from the operating account for all purposes permitted by the Indenture.

Dugan Property Improvements Account.      $5.0 million of the net proceeds of the Notes Offering was deposited into the Dugan Property improvements account and will be used to build an additional access road to the Tribe’s reservation. All such funds will be held in the Dugan Property improvements account and pledged to the trustee for the benefit of itself and the holders of the Senior Notes until disbursed by U.S. Bank National Association in accordance with the Cash Collateral and Disbursement Agreement. Subject to certain exceptions, U.S. Bank National Association, as the disbursement agent, will disburse funds from the Dugan Property improvements account only upon certification by us that we have adequate funds to complete the road project, and upon the satisfaction of the other disbursement conditions set forth in the Cash Collateral and Disbursement Agreement. The Dugan Property improvements account had $4.3 million remaining as of December 31, 2010.

Investments; Pledge of Accounts.      Our disbursement agent is required to invest any money held by it in the Dugan Property improvements account, in cash equivalents and such government securities, as may be directed in writing by us from time to time. Any income or gain realized as a result of such investment is required to be held as part of the applicable account and reinvested as provided in the Cash Collateral and Disbursement Agreement. All funds, securities and other assets in the collateral accounts established pursuant to the Cash Collateral and Disbursement Agreement are pledged to the Trustee for the benefit of the holders of the Senior Notes.  Unrestricted cash is available for operations, except in the event of a default as defined in the Indenture.

Memorandum of Agreement between the Tribe and Sonoma County, California

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”) that, among other things, settled several long-standing legal disputes between Sonoma County and the Tribe and provides a binding framework for resolving future disputes.  The MOA enables the Tribe to move forward with its proposed resort development project.  Under the MOA, the County agreed to drop its opposition to the Tribe’s application for a liquor license and we obtained our liquor license for the casino on May 29, 2008.

Under the MOA, the Tribe agreed to restrict the sale of alcohol to wine and beer between the hours of 11 a.m. and 5 p.m. on weekdays, and to stop serving alcohol at midnight except for Friday and Saturday nights and the nights before holidays. The Tribe has also agreed not to serve liquor on the casino floor, although patrons may bring drinks purchased at the restaurant or bar on the casino floor.  The restrictions are subject to renegotiation pursuant to the terms of the MOA.

In addition, the MOA commits the County Sheriff’s Department and Fire Marshall to provide public safety and fire investigation services to the casino and the Tribe’s future gaming projects on the Tribe’s reservation and provides detailed agreements on off-reservation impact mitigation measures.  Pursuant to the MOA, the County withdrew its opposition to the Tribe’s application to take the Dugan Property into trust.  Previously, the trust application had been approved by the Department of the Interior, which approval had been opposed by Sonoma County.

Pursuant to the MOA, the Tribe has agreed to pay the County $75 million in mitigation fees over a 12 year period, subject to adjustment under certain circumstances described in the MOA, to offset the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and to support the services being provided by the County.  The Tribe paid $7.5 million in 2008, $2.8 million in 2009, and $0 in 2010.  Future payments are scheduled to take place as follows: On or before June 30, 2011, the sum of $3.5 million; on or before June 30, 2012, the sum of $5.0 million plus 4% thereof ($0.2 million) and one-third of $1.5 million ($0.5 million) plus 5% thereof ($75,000), for a total payment of $5.8 million;  on or before June 30, 2013 the sum of $5.2 million plus 4% thereof ($0.2 million), and one-half of $1.0 million ($0.5 million) plus 5% thereof ($50,000), for a total payment of $6.0 million;  on or before June 30, 2014 the sum of $5.4 million plus 4% ($0.2 million), and $0.5 million plus 5% thereof ($25,000), for a total payment of $6.1 million;  on or before June 30 of each year thereafter through the term, the sum of $5.6 million, adjusted annually by 4% until the entire $75 million has been paid.  Upon the opening of the first phase of the proposed resort, an additional installment payment of $5.0 million will be due.We intend to make the next scheduled annual payment to the County required by the MOA in the amount of $3.5 million no later than June 30, 2011.

In addition, the Tribe has agreed to pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental charges collected on occupied hotel rooms.  Such fees are required to be paid quarterly until five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State.

We believe the MOA has had significant positive impacts on the conduct of our business and our and the Tribe’s ability to develop our expansion plans and construct our proposed hotel and casino resort.

Lease for Casino

In May 2002, the Tribe entered into a lease with Sprung Instant Structures, Inc. for two dome-shaped structures that house our casino. The lease agreement was assigned to us and was renewed through August 17, 2007. Monthly payments were $36,230.  Upon expiration of the lease on August 17, 2007, we opted to maintain the lease payments on a month- to- month basis.  On June 18, 2009, the lease agreement was amended to extend the lease terms through June 17, 2012 at a reduced monthly rate of $25,395.  The sprung structure was purchased in January 2011 at a negotiated cost of $826,392.

Other operating leases include leases for office space and copiers.

Item 1A.  Risk Factors

The following is a description of what we consider our key challenges and risks:

Risks Related to Our Business

We have a substantial amount of indebtedness that could adversely affect our financial condition and prevent us from fulfilling our obligations under the Senior Notes.

As of December 31, 2010, we have approximately $199.7 million, net of unamortized issue discount of $0.3 million, of senior indebtedness outstanding, represented by our Senior Notes.  Our substantial indebtedness could have important consequences and significant effects on our business and future operations. For example, it could:

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

We have a significant amount of debt coming due in fiscal 2011 that we may not be able to repay.

Our $200.0 million of Senior Notes mature in November 2011. We have been exploring our options to refinance our Senior Notes and expect to propose a refinancing transaction in the near future. While we expect to be able to refinance this debt, there can be no assurances that this in fact will occur. In such case, failure to refinance or extend the maturity date of this debt will give the holders of such debt certain rights under our indenture which are limited by our waiver of sovereign immunity and remedies available to creditors to Native American gaming operators under federal law. In addition, it is uncertain whether we or the Tribe may be a debtor in a case under the U.S. Bankruptcy Code. Without bankruptcy court protection, other creditors might receive preferential payments or otherwise obtain more than they would have under a bankruptcy court proceeding. If we commence a case under the U.S. Bankruptcy Code and the Bankruptcy court does not dismiss the case, payments from the debtor would cease. It is uncertain how long payments under the Senior Notes could be delayed following commencement of a bankruptcy case.

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

Since we depend on operations in a single location, certain events that we cannot control may adversely affect the business performance of our casino.

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

We have experienced landslides and may be limited in insurance coverage against damage resulting from landslides.

Although we maintain insurance customary in our industry, including earthquake insurance, our insurance coverage may not be adequate to cover all the risks to which our business and assets may be subject to. Although we have experienced two landslides since our operations began, our insurance does not specifically exclude landslides but coverage may be limited depending on causation and certain criteria as defined in our insurance policies. Although neither landslide disrupted our operations or our expansion project, including the excavation, retaining wall and parking structures, the insurance is intended for future landslides.  A landslide could occur in the future that could materially disrupt our operations and materially affect our financial condition.

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

We are subject to various federal laws and tribal ordinances and regulations, and the Compact which governs activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal of hazardous material or solid or hazardous waste. Environmental laws enacted in the future may create material obligations or liabilities which may have a material adverse effect on us. In addition, certain provisions of the Compact regarding environmental matters may be the subject of renegotiation with the State of California and could limit any future physical expansion of our casino. If so, such limitations may have a material adverse effect on our operations.

Pursuant to and in accordance with the Compact, the Tribe adopted an ordinance and prepared and circulated by the Tribe an environmental study concerning potential off-reservation environmental impacts of any renovation, modification, and construction or development project relating to or associated with the casino. Among other things, as required by the Compact in fashioning the ordinance, the Tribe made a good faith effort to incorporate the policies and purposes of the National Environmental Policy Act and the California Environmental Quality Act consistent with the Tribe’s governmental interests. The Compact’s environmental provisions are identical to such provisions in compacts for all other California tribes that entered into compacts in or around 1999. The Tribe believes it has complied, and intends to continue to comply, with all applicable requirements in its environmental ordinance. The State could claim the Tribe is in breach of the Compact and seek to have the Compact terminated.

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

Caltrans has initiated two projects designed to widen Highway 101.  Caltrans broke ground on one project in March 2010 that is scheduled for completion in March 2011.  The second project began in January 2011 and is scheduled for completion in 2013.  Both of these projects are intended to widen Highway 101 to allow for a third lane in each direction.  The project requires the closure of one lane of Highway 101 in both directions from 11 p.m. to 5 a.m., Monday through Thursday, and from 12:00 a.m. to 5 a.m. on Fridays.  All lanes are open during daylight hours and weekends. The projects also involve the closure of certain freeway entrance and exit ramps and some local streets.  There currently has been no major impact from these projects on our operations.  Potentially there may be future risks that could have an impact on our operations as a result of these projects.

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

We made a distribution to the Tribe from the net proceeds of the Notes Offering to enable the Tribe to acquire and develop the Dugan Property. We are recording the improvements to the Dugan Property as construction in progress.  In November 2010, the Dugan Property was taken into trust by the United States for the benefit of the Tribe.  The Tribe has granted us access to any benefits the property may have for our Casino, including road access and water rights.  As of December 31, 2010, we had $4.3 million remaining in an improvements account which was funded from proceeds from the Notes Offering to be used primarily to build an additional access road to the Tribe’s reservation through the Dugan Property. The Dugan Property may be subject to certain zoning, use, environmental and other restrictions, permits and processes under county and state law, including but not limited to certain agreements that have been made relative to the Dugan Property regarding agricultural use limitations and related property tax benefits. We have completed the initial planning on the road from the Dugan Property to the Tribe’s reservation.

On June 28, 2007, we, along with the Tribe, announced plans to build a destination resort as more fully described in the press release furnished as an exhibit to our Form 8-K dated June 28, 2007. We do not currently have adequate liquidity or cash flow to finance the project as proposed. We will consider various sources of liquidity to finance the first phase of the proposed project.

Item 3. Legal Proceedings.

In 2008, Norman Runyan, our former Chief Operations Officer, filed a wrongful termination suit against the Authority, the Casino and Mr. Harvey Hopkins, the Chairman of the Tribe and a member of our Board, in the Sonoma County Superior Court.  Mr. Runyan’s complaint asserted claims for breach of contract and several torts (wrongful termination in violation of public policy, intentional interference with contract and intentional infliction of emotional distress). He sought unspecified compensatory and punitive damages.  We believed that Mr. Runyan’s lawsuit was based on erroneous information and was without merit, and we vigorously defended against it.  In December 2008, the court dismissed the lawsuit for lack of jurisdiction. In January 2009, Mr. Runyan filed an action in the Superior Court to compel arbitration of the claims asserted in his 2008 lawsuit.  The court filed an order dismissing this action, finding that it lacked jurisdiction, that Mr. Runyan terminated and extinguished his purported employment agreement (which contained the arbitration clause he attempted to rely on), and that he waived any right to arbitration he might have had by settling and releasing all claims in a severance agreement and general release with us, the Casino, and other released parties.  Mr. Runyan appealed the dismissal to the First District Court of Appeal in July 2009.  In May 2010, the Court of Appeal affirmed the Superior Court’s order in full, and the decision became final on June 28, 2010.

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

The following table presents summary historical statements of revenues and expenses, balance sheet and other data for the periods presented and should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and the related notes thereto, all included elsewhere in this Form 10-K. The historical financial data for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 and balance sheet data at December 31, 2010 and 2009 have been derived from our audited historical financial statements.

SUMMARY HISTORICAL FINANCIAL AND OTHER DATA

STATEMENT OF INCOME DATA

December 31, 2010, 2009, 2008, 2007 and 2006

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Statements of Revenues and Expenses

OPERATING REVENUES:
Casino	$119,233	$117,731	$124,481	$134,171	$125,912
Food, beverage and retail	5,806	5,851	6,273	5,366	4,417
Other	873	912	598	615	623

Gross revenues	125,912	124,494	131,352	140,152	130,952

Promotional allowances	(1,725)	(1,472)	(779)	(774)	(333)

Net revenues	124,187	123,022	130,573	139,378	130,619

OPERATING EXPENSES:
Casino	16,956	16,146	20,787	23,376	20,454
Food, beverage and retail	6,650	7,330	7,063	4,640	5,997
Selling, general and administrative	39,773	40,295	43,506	43,978	39,903
Depreciation	9,849	9,554	10,025	11,801	11,503
Credit enhancement fee	—	—	—	11,349	8,079
Gaming commission and surveillance expense	3,187	3,791	3,695	3,023	3,154
Compact revenue sharing trust fund	1,335	1,335	1,335	1,335	1,335
Loss on sale of assets	—	116	—	—	—
Total operating expenses	77,750	78,567	86,411	99,502	90,425

INCOME FROM OPERATIONS	46,437	44,455	44,162	39,876	40,194

NON-OPERATING EXPENSE-Net:
Interest expense	(20,804)	(20,860)	(20,865)	(20,872)	(20,884)
Interest income	58	74	1,006	1,701	1,046
Other gain (loss)	—	—	—	4	(126)
Other income (expense), net	—	—	—	1	(1)

Non-operating expense-net	(20,746)	(20,786)	(19,859)	(19,166)	(19,965)

Income before Distributions to Tribe (a)	$25,691	$23,669	$24,303	$20,710	$20,229

Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
December 31,	December 31,	December 31,	December 31,	December 31,
2010	2009	2008	2007	2006
Net cash provided by operating activities	$54,453	$53,957	$54,617	$65,215	$60,550
Net cash used in capital and related financing activities	$(35,797)	$(36,438)	$(60,888)	$(40,505)	$(32,557)
Net cash provided by investing activities	$58	$74	$1,006	$1,701	$1,046
Net cash used in non-capital financing activities	$(13,617)	$(13,324)	$(13,919)	$(12,427)	$(14,140)
Adjusted EBITDA (b)	$56,286	$54,009	$54,187	$51,682	$51,569
Capital Expenditures	$17,895	$16,768	$41,698	$8,193	$4,475
Ratio of earnings to fixed charges	2.24	x	2.15	X	2.18	X	2.01	X	1.98	X
Distributions to Tribe	$13,617	$13,324	$13,919	$12,427	$15,521

Balance Sheet Data:	December 31, 2010	December 31, 2009
Cash and cash equivalents	$36,713	$31,618
Restricted cash	$4,330	$7,098
Total current assets	$38,501	$33,340
Total assets	$222,152	$208,306
Total current liabilities	$215,403	$14,248
Total long term liabilities	$0	$199,382
Total net assets (deficit)	$6,749	$(5,324)
Total liabilities and net assets (deficit)	$222,152	$208,306

The following table reconciles Adjusted EBITDA and net cash provided by operating activities for the periods indicated:

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2007	2006
Net cash provided by operating activities	$54,453	$53,957	$54,617	$65,215	$60,550
Increase (decrease) in accounts receivable	23	198	(239)	104	110
Increase (decrease) in inventories	18	(91)	16	(7)	1
Increase (decrease) in prepaid expenses and other current assets	23	141	(190)	32	(32)
Increase in deposits and other assets	88	—	—	—	—
(Increase) decrease in accounts payable	1,827	(436)	518	(1,062)	(322)
Decrease in payable to Tribe	136	—	—	—	—
(Increase) decrease in accrued liabilities	(282)	207	(535)	(1,256)	(533)
Gain/(Loss) on sale of fixed assets	—	33	—	5	(126)
Increase in credit enhancement fee	—	—	—	(11,349)	(8,079)
Adjusted EBITDA (b)	$56,286	$54,009	$54,187	$51,682	$51,569

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

(b) Adjusted EBITDA, as calculated above, does not represent and should not be considered an alternative to net income or cash flow from operations, as determined by Generally Accepted Accounting Principles.  Moreover, our methodologies and practices in determining Adjusted EBITDA may not be comparable to those used by other companies. As calculated above, it reflects the addition to EBITDA of $11.3 million and $8.1 million in 2007 and 2006, respectively, that was paid as a credit enhancement fee to the original casino developer, Dry Creek Casino, LLC (“DCC”), under a contract between the Authority and DCC. The credit enhancement fee paid in 2007 was a lump sum termination payment and was fully expensed. Adjusted EBITDA is included in this Form 10-K because it is a basis upon which we assess our liquidity and because certain covenants in the Indenture are tied to similar measures. Adjusted EBITDA is also included in this Form 10-K because we believe that it presents useful information regarding our ability to service and incur indebtedness. Adjusted EBITDA does not take into account our debt service requirements and, accordingly, is not necessarily indicative of amounts that may be available for debt service.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes beginning on page 47 of this Annual Report on Form 10-K, Item 6 — “Selected Financial Data” and Part I. Item 1. “Business.”

Overview

Recent Operational Highlights

As part of the effort to enhance the overall appeal of our casino, we completed a reconfiguration of our gaming floor in April 2009.  This effort has resulted in the reduction of approximately 341 slot machines and 2 table games.  The Tribe maintained our contractual rights under the Compact to operate a total of 1,600 slot machines in our casino.  We considered many factors such as peak period demand, per unit productivity and player comfort in our analysis to ensure that the reduction of gaming devices will not adversely impact our revenues. Throughout 2010, we continued to refine the configuration of our gaming floor.

A targeted, cost-efficient renovation was completed in our fiscal year ended December 31, 2009 as part of an overall strategic operating plan for the casino.  In previous anticipation of building a new casino resort, the current facility had not been upgraded for several years.  In addition to the physical plant of the gaming operation, furniture, fixtures, equipment and gaming software was neither replaced nor repaired to adequately service the needs of the business. The overall appearance and appeal of the casino was insufficient to meet basic customer requirements.  Major components of the renovation project included upgrading slot accounting software, slot and table player tracking software, adding new carpeting, new slot chairs, interior and exterior signage and the replacement of paint and wallpaper.  To additionally enhance the overall gaming experience and appeal to a broader spectrum of potential gamers, two additional food amenities were constructed:  Fortune Café, with 64 seats, offers a quick service, cook-to-order Asian-themed menu and is designed to be a high-margin, high-volume, quick turn restaurant and the Center Stage Bar & Grill, with 64 seats, offers “bar top” video poker games, was recently expanded to include a casual dining area and an upgraded stage and sound system that hosts live music and entertainment on the weekends.

In an ongoing effort to improve the overall appearance and appeal of the Casino to meet customer requirements, we completed two additional renovation projects in 2010.  The first project, a high-limit room offering high-limit slot machines and table games, comfortable setting, a bar with food and beverage service, and a private restroom was directed to appeal to a higher end player.  The second project, Lucky Dogz, is a 24-hour snack shop serving hot dogs, sandwiches, salads, snacks and drinks.

In January 2011, the poker tables were removed to make way for approximately 60 penny denomination slot machines that were placed in service in February 2011.

The construction of our new casino resort has temporarily been postponed due to lack of available financing.  We are actively reviewing our financing options and remain “shovel ready” to proceed.

The Senior Notes mature on November 1, 2011. We have been exploring our options to refinance our Senior Notes and expect to propose a refinancing transaction in the near future. While we expect to be able to refinance this debt, there can be no assurances that this in fact will occur.

General

We own and operate the River Rock Casino, a gaming and entertainment facility located on the Tribe’s reservation, approximately 75 miles north of San Francisco in Sonoma County, California. We were formed under Tribal law as an unincorporated governmental instrumentality of the Tribe to own and operate the casino. In 2003, the Tribe reorganized so that its gaming business became owned and operated by us. This reorganization was accounted for as a reorganization of entities under common control. As a result, the assets and liabilities of the casino are presented by us on a historical cost basis.

Our customers consist primarily of residents of Sonoma, Napa and Marin Counties, as well as the San Francisco Bay area, including the major metropolitan cities of San Francisco, Oakland and San Jose.  In addition, we attract tourists visiting the region’s vineyards.  We are the closest and most accessible Class III casino to the San Francisco Bay area.

Critical Accounting Policies and Estimates

We have identified certain critical accounting policies and estimates that affect our more significant judgments and estimates used in the preparation of our financial statements. The preparation of our financial statements, in conformity with GAAP, requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate those estimates, including those related to asset impairment, accruals for our promotional club, compensation and related benefits, revenue recognition, contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements:

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

•                  Capital Assets — Capital assets are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	5-21 years
Furniture, fixtures and equipment	5 years

We evaluate our capital assets for impairment in accordance with the accounting pronouncement GASB No. 42, “Accounting and Financial Reporting for Impairment of Capital Assets and for Insurance Recoveries.”  GASB No. 42 establishes accounting and financial reporting standards for impairment of capital assets.  Our capital assets include building and improvements, furniture, fixtures and equipment.  A capital asset is considered impaired if both the decline in service utility of the capital asset is large in magnitude and the event or change in circumstances is outside the normal life cycle of the capital asset.  We are required to evaluate prominent events or changes in circumstances affecting capital assets to determine whether impairment of a capital asset has occurred.  Common indicators of impairment include evidence of physical damage where restoration efforts are needed to restore service utility, enactment or approval of laws or regulations setting standards that the capital asset would not be able to meet, technological development or evidence of obsolescence, a change in the manner or expected duration of use of a capital asset or construction stoppage.  GASB No. 42 requires us to report the effects of capital asset impairment in our financial statements when they occur, rather than as part of the ongoing depreciation expense for the capital asset or upon disposal of the capital asset, and to account for insurance recoveries in the same manner.

•                  Accrued Progressive Slot Jackpots — Accrued progressive slot jackpots consist of estimates for prizes relating to various games that have accumulated jackpots. We have recorded the anticipated payouts as a reduction of casino revenues and as a component of accrued liabilities.  We do not accrue for the base jackpots.

•                  Contingencies — We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of December 31, 2010, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required and such accruals may be material.

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

Reclassifications — Certain reclassifications were made to the 2009 financial statements in order to conform to the current financial statement presentation.

Results of Operations

Quarterly Results of Operations

The following table sets forth unaudited quarterly operations data for each full quarter for the past two years. In our opinion, this data reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the data. The results of operations for any quarter are not necessarily indicative of the results of operations for a full year or any future period. Certain amounts from the quarters ended December 31, 2009 have been reclassified to be consistent with our current presentation, i.e. reclassifying certain player incentives from marketing expenses to promotional allowances.  We expect our quarterly operating results to vary significantly in future periods.

Our financial statements are prepared in accordance with GASB pronouncements. There are differences between financial statements prepared in accordance with GASB pronouncements and those prepared in accordance with the Codification issued by the FASB. The statements of revenues, expenses and changes in net assets (deficit) are a combined statement under GASB pronouncements. FASB Codification allows a statement of income or operations and a separate statement of owners’ or shareholders’ equity (deficit), which is where distributions to owners would be presented.  The amount shown below as income before distributions to the Tribe would be the most comparable amount to net income computed under the FASB Codification. We are a separate enterprise fund of the Tribe, a governmental entity, and as such there is no owners’ or shareholders’ equity (deficit) as traditionally represented under the FASB Codification. The most comparable measure of owners’ equity (deficit) is presented on the River Rock Entertainment Authority balance sheet as net assets (deficit).

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009
	Dollars in Thousands
OPERATING REVENUES
Casino	$28,097	$29,059	$31,141	$30,936	$30,158	$28,152	$29,469	$29,952
Food, beverage & retail	1,384	1,499	1,484	1,439	1,485	1,459	1,481	1,426
Other	91	275	250	257	225	224	334	129

Gross revenues	29,572	30,833	32,875	32,632	31,868	29,835	31,284	31,507

Promotional allowances	(444)	(462)	(440)	(379)	(466)	(318)	(469)	(220)

Net revenues	29,128	30,371	32,435	32,253	31,402	29,517	30,815	31,287

OPERATING EXPENSES
Casino	4,845	4,226	4,052	3,833	4,378	3,670	3,925	4,173
Food, beverage & retail	1,229	1,915	1,702	1,804	1,752	1,812	1,703	2,062
Selling, general and administrative	9,126	9,944	10,140	10,563	10,877	9,522	9,812	10,085
Depreciation	2,457	2,598	2,335	2,459	2,410	2,388	2,381	2,374
Gaming commission and surveillance expense	798	854	767	768	889	986	1,050	866
Compact revenue sharing trust fund	333	334	334	334	333	334	334	334
Gain (loss) on sale of assets	—	—	—	—	149	—	(33)	—

Total Operating expenses	18,788	19,871	19,330	19,761	20,788	18,712	19,172	19,894

INCOME FROM OPERATIONS	10,340	10,500	13,105	12,492	10,614	10,805	11,643	11,393

NON-OPERATING EXPENSE - Net
Interest expense	(5,159)	(5,215)	(5,215)	(5,215)	(5,215)	(5,215)	(5,215)	(5,215)
Interest income	11	20	16	11	21	21	24	8

Non-operating expense-net	(5,148)	(5,195)	(5,199)	(5,204)	(5,194)	(5,194)	(5,191)	(5,207)

Income before Distribution to Tribe	$5,192	$5,305	$7,906	$7,288	$5,420	$5,611	$6,452	$6,186

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

RESULTS OF OPERATIONS

For the Years Ended December 31, 2010, 2009 and 2008

	Years Ended December 31,			Dollar Variance		Percentage Variance
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008
	(Dollars in Thousands)
OPERATING REVENUES:
Casino	$119,233	$117,731	$124,481	$1,502	$(6,750)	1.3%	-5.4%
Food, beverage and retail	5,806	5,851	6,273	(45)	(422)	-0.8%	-6.7%
Other	873	912	598	(39)	314	-4.3%	52.5%

Gross revenues	125,912	124,494	131,352	1,418	(6,858)	1.1%	-5.2%

Promotional allowances	(1,725)	(1,472)	(779)	(253)	(693)	17.2%	89.0%

Net revenues	124,187	123,022	130,573	1,165	(7,551)	0.9%	-5.8%

OPERATING EXPENSES:
Casino	16,956	16,146	20,787	810	(4,641)	5.0%	-22.3%
Food, beverage and retail	6,650	7,330	7,063	(680)	267	-9.3%	3.8%
Selling, general and administrative	39,773	40,295	43,506	(522)	(3,211)	-1.3%	-7.4%
Depreciation	9,849	9,554	10,025	295	(471)	3.1%	-4.7%
Gaming commission and surveillance expense	3,187	3,791	3,695	(604)	96	-15.9%	2.6%
Compact revenue sharing trust fund	1,335	1,335	1,335	—	—	0.0%	0.0%
Loss on sale of assets	—	116	—	(116)	116	100.0%	100.0%

Total operating expenses	77,750	78,567	86,411	(817)	(7,844)	-1.0%	-9.1%

INCOME FROM OPERATIONS	46,437	44,455	44,162	1,982	293	4.5%	0.7%

NON-OPERATING EXPENSE-Net
Interest expense	(20,804)	(20,860)	(20,865)	56	5	-0.3%	0.0%
Interest income	58	74	1,006	(16)	(932)	-21.6%	-92.6%

Non-operating expense-net	(20,746)	(20,786)	(19,859)	40	(927)	-0.2%	4.7%

INCOME BEFORE DISTRIBUTIONS TO TRIBE	$25,691	$23,669	$24,303	$2,022	$(634)	8.5%	-2.6%

Results of Operations — Fiscal Years ended December 31, 2010 and 2009

Net Revenues. Net revenues for the fiscal year ended December 31, 2010 (“FY 2010”) increased by $1.2 million to $124.2 from $123.0 million for the fiscal year ended December 31, 2009 (“FY 2009”). We believe the increase in net revenues is attributable to the increase in customer satisfaction from the casino renovation projects.  Approximately 96.0 % of our net revenues, net of player incentives, were from gaming activities for FY 2010.  We generated $108.0 million, or 87.0% of net revenues, net of respective player incentives of $12.5 million, from gaming devices, and $11.2 million, or 9.1% of net revenues, net of respective player incentives of $0.2 million, from table games and poker for FY 2010, as compared to $106.1 million, or 86.2% of our net revenues, net of respective player incentives of $10.2 million, from gaming devices and $11.6 million, or 9.5% of our net revenues, net of respective player incentives of $0.1 million, from table games and poker for FY 2009.  Our win per slot machine per day was $244 for FY 2010, which increased by $26 from $218 for FY 2009.  We have been reconfiguring our gaming floor in an effort to enhance our overall appeal.  As part of this effort, we reduced the average number of slot machines to 1,215 for FY 2010 compared to an average of 1,333 for FY 2009.  At December 31, 2010, we had 1,228 slot machines on the gaming floor.  In January 2011, the poker room was closed and converted to space for approximately 60 penny denomination slot machines that were placed in service in February 2011.

We generated $4.1 million in food, beverage and retail sales for FY 2010, compared to $4.4 million for FY 2009 net of promotional allowances.  The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Such allowances for FY 2010 and FY 2009 were $1.7 million and $1.5 million, respectively.  We do not provide complimentary alcoholic beverages to our patrons.

Promotional Allowances. Promotional allowances for FY 2010 were $1.7 million, or 1.4% of net revenues, compared to $1.5 million, or 1.2% of net revenues, for FY 2009.

Operating expenses. Operating expenses for FY 2010 were $77.8 million, or 62.6% of net revenues, compared to $78.6 million, or 63.9% of net revenues, for FY 2009. The decrease in operating expenses is attributable to expense reductions due to cost saving measures we adopted to adjust for the decline in customer demand.

Casino expense includes costs associated with our gaming operations and an allocation of food and beverage expense related to the costs of complimentary activities. Casino expense for FY 2010 increased to $17.0 million, or 14.2% of Casino revenues, from $16.1 million, or 13.7% of Casino revenues net, for FY 2009.

Food, beverage and retail expense for FY 2010 was $6.7 million, or 163.0% of food, beverage and retail revenue net of promotional allowances, compared to $7.3 million, or 167.4% of food, beverage and retail revenue net of promotional allowances for FY 2009.  Our food and beverage expense ratio is still significantly higher than industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

Selling, general and administrative expense for FY 2010 decreased by $0.5 million to $39.8 million, or 32.0% of net revenues, from $40.3 million, or 32.8% of net revenues, for FY 2009.

Depreciation expense for FY 2010 was $9.8 million compared to $9.6 million for FY 2009.  Depreciation expense was computed using the straight-line method over the useful lives of property, plant and equipment. The increase in depreciation expense is due to assets being placed in service related to the renovation projects.

Gaming Commission and surveillance expenses for FY 2010 were $3.2 million compared to $3.8 million for FY 2009.   The decrease is due to reduction in staff and related payroll expenses and benefits.

Compact revenue sharing trust fund expense remained the same at $1.3 million for both FY 2010 and 2009. Compact revenue sharing trust fund expense includes payments associated with licenses for 1,600 gaming devices. These fees became payable by the Tribe when we commenced operations in September 2002, and are based on the number of our gaming device licenses. Compact revenue sharing trust fund expense includes payments to the Revenue Sharing Trust Fund (“RSTF”) as required by our Compact with the State of California. The Tribe is obligated to remit certain fees to the California Gambling Control Commission on a quarterly basis for inclusion in the RSTF.  The RSTF is for the benefit of tribes that have no or limited gaming. We pay these fees on behalf of the Tribe.

Income from operations. Income from operations for FY 2010 was $46.4 million, or 37.4% of net revenues, compared to $44.5 million, or 36.1% of net revenues, for FY 2009.

Non-operating expense,net. Non-operating expense, net for FY 2010 was $20.7 million, or 16.7% of net revenues, compared to $20.8 million, or 16.9% of net revenues, for FY 2009, primarily representing interest expense for both periods.  Non-operating, net, included $57,703 of interest income for FY 2010 compared to $74,174 of interest income for FY 2009.

Income before distributions to the Tribe. Income before distributions to the Tribe for FY 2010 increased by $2.0 million to $25.7 million, or 20.7% of net revenues, from $23.7 million, or 19.2% of net revenues for FY 2009.

Results of Operations — Fiscal Years ended December 31, 2009 and 2008

Net revenues.  Net revenues for FY 2009 decreased by $7.6 million to $123.0 million from $130.6 million for the fiscal year ended December 31, 2008 (“FY 2008”). The decrease is attributed to a national and regional economic slowdown.  Approximately 95.7% of our net revenues, net of player incentives, were from gaming activities for FY 2009.  We generated $106.1 million, or 86.2% of net revenues, net of respective player incentives of $10.2 million, from gaming devices, and $11.6 million, or 9.5% of net revenues, net of respective player incentives of $0.1 million, from table games and poker for FY 2009, as compared to $110.2 million, or 84.4% of our net revenues, net of respective player incentives of $12.0 million, from gaming devices and $14.3 million, or 11.0% of our net revenues, net of respective player incentives of $0.2 million, from table games and poker for FY 2008.  Our win per slot machine per day was $218 for FY 2009, which increased by $26 from $192 for FY 2008.  The increase in net win per machine per day is primarily attributable to the decrease in the average number of slot machines on the floor.  We have been reconfiguring our gaming floor in an effort to enhance our overall appeal.  As part of this effort, we reduced the average number of slot machines to 1,333 for FY 2009, compared to an average of 1,570 for FY 2008.  At December 31, 2009, we had 1,212 slot machines on the gaming floor.

We generated $4.4 million in food, beverage and retail sales for FY 2009, compared to $5.5 million for FY 2008 net of promotional allowances.  The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. Such allowances for FY 2009 and FY 2008 were $1.5 million and $0.8 million, respectively.  We do not provide complimentary alcoholic beverages to our patrons.

Promotional allowances.  Promotional allowances for FY 2009 were $1.5 million, or 1.2% of net revenues, compared to $0.8 million, or 0.6% of net revenues, for FY 2008.

Operating expenses.  Operating expenses for FY 2009 were $78.6 million, or 63.9% of net revenues, compared to $86.4 million, or 66.2% of net revenues, for FY 2008. The decrease in operating expenses is attributable to expense reductions due to cost saving measures we adopted to adjust for the decline in customer demand, as described below under casino expense, food, beverage and retail expense, and selling, general and administrative expense.

Casino expense includes costs associated with our gaming operations and an allocation of food and beverage expense related to the costs of complimentary activities. Casino expense for FY 2009 decreased to $16.1 million, or 13.7% of casino revenues, from $20.8 million, or 16.7% of casino revenues net, for FY 2008. The decrease in casino expense is attributable to decreases in salaries and wages and related benefits, temporary suspension of our 401(k) matching contribution, participation fees and wide-area progressive commissions.

Food, beverage and retail expense for FY 2009 was $7.3 million, or 167.4% of food, beverage and retail revenue net of promotional allowances, increasing from $7.1 million, or 128.6% of food, beverage and retail revenue net of promotional allowances for FY 2008.  Our food and beverage expense ratio is still significantly higher than industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

Selling, general and administrative expense for FY 2009 decreased by $3.2 million to $40.3 million, or 32.8% of net revenues, from $43.5 million, or 33.3% of net revenues, for FY 2008. The decrease in selling, general and administrative expense is attributable to the decrease in advertising, bus expense and an allocation of expenses paid for by the Tribe that we reimburse, including human resources and warehouse expenses.

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

Compact revenue sharing trust fund expense remained the same at $1.3 million for both FY 2009 and FY 2008. Compact revenue sharing trust fund expense includes payments associated with licenses for 1,600 gaming devices. These fees became payable by the Tribe when we commenced operations in September 2002, and are based on the number of our gaming device licenses. Compact revenue sharing trust fund expense includes payments to the Revenue Sharing Trust Fund (“RSTF”) as required by the Compact with the State of California. The Tribe is obligated to remit certain fees to the CGCC on a quarterly basis for inclusion in the RSTF.  The RSTF is for the benefit of tribes that have no or limited gaming. We pay these fees on behalf of the Tribe.

Income from operations.  Income from operations for FY 2009 was $44.5 million, or 36.1% of net revenues, compared to $44.2 million, or 33.8% of net revenues, for FY 2008.

Non-operating expense, net.  Non-operating expense, net for FY 2009 increased to $20.8 million, or 16.9% of net revenues, from $19.9 million, or 15.2% of net revenues, for FY 2008, primarily representing interest expense for both periods.  Non-operating expense, net, included $74,174 of interest income for FY 2009 compared to $1.0 million of interest income for FY 2008.  The decrease in interest income was due to a significant drop in interest rates and the decline of invested funds.

Income before distributions to the Tribe.  Income before distributions to the Tribe for FY 2009 decreased by $0.6 million to $23.7 million, or 19.2% of net revenues, from $24.3 million, or 18.6% of net revenues, for FY 2008.

Liquidity and Capital Resources

Since our inception, we have funded our capital expenditures and working capital requirements primarily through operating cash flow, debt financing, gaming equipment supplier financing and other financing.

Construction of our Casino and infrastructure improvements commenced on April 1, 2002. As of December 31, 2010, we had spent approximately $244.0 million, net of disposals, on the planning, development and construction of our casino, infrastructure and furniture, fixtures and equipment. We financed the development with borrowings and development advances.

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

Pursuant to the MOA, as amended, the Tribe has agreed to pay Sonoma County up to $75 million in mitigation fees over a 12 year period to offset impacts of the potential losses and impacts to Sonoma County resulting from the Tribe’s various ongoing and proposed development projects and is intended to support the services being provided by Sonoma County.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of Sonoma County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms that may be developed by the Tribe, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which will expire in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in Sonoma County. Such in lieu fees could total as much as $25 million during the term of the MOA.  The Tribe has made the prior two payments to the County in the total amount of $10.3 million and is not currently seeking reimbursement from us. Effective January 2011, the Casino will be making escalating annual payments until the $75 million has been paid. We intend to make the next scheduled annual payment to the County required by the MOA in the amount of $3.5 million no later than June 30, 2011.

To date, access to the Tribe’s reservation and our casino has been over a single, two-lane road. Under the MOA the Tribe covenanted as a condition to the issuance of our liquor license to construct an emergency access road from the casino over either the Dugan Property or at an alternative site subject to approval by Sonoma County.  The MOA requires that road construction commence no later than 60 days after the Dugan Property is taken into trust by the United States for the benefit of the Tribe, the effective date of which was November 2010 (the “Trust Date”) and to be completed no later than 365 days after the Trust Date, subject to an extension if such commencement date occurs during the rainy season (approximately October 15th through April 15th).  Notwithstanding the Trust Date, we believe the Tribe will be able to obtain an extension of the construction deadline from Sonoma County, but there is no assurance that it will be able to do so.  Various factors, including unknown site conditions, potential labor disputes, potential cost increases and similar variables could result in increased construction costs and there is no assurance that we will not experience cost-overruns.

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

Prior to the suspension of the master planning and related infrastructure improvements on the Tribe’s reservation relating to the expansion project in early 2009, the Tribe incurred $67 million in total expenses on our behalf for the expansion project.  We reimbursed the Tribe $52.4 million through 2009.  On January 8, 2010, our Board of Directors authorized the reimbursement of the Tribe in an amount not to exceed approximately $14.9 million of costs incurred by the Tribe for the master planning of the proposed resort and our allocable share of infrastructure improvements on the Tribe’s reservation.  The approval included a payment reimbursement schedule to the Tribe of $2.7 million on January 18, 2010, $400,000 monthly from February 1, 2010 through April 1, 2010, and $700,000 monthly thereafter without exceeding $14.9 million. We reimbursed the Tribe $9.5 million for the fiscal year ended December 31, 2010.  The remaining balance of $4.7 million is included in Payable to Tribe in the Balance Sheet at December 31, 2010.  When the reimbursement payments are made or accrued, the related amounts are capitalized and reflected in construction-in-progress.  The reimbursed costs consist of engineering and design costs related to the proposed master plan development, including electrical, HVAC, landscaping, interior design services and consulting fees for legal and feasibility services, as well as the construction costs of the lower Acorn Road.

Our capital expenditures for FY 2010 and 2009 were $17.9 million and $16.8 million, respectively.  Our 2010 capital expenditures represented  $6.2 million of purchases of capital assets consisting primarily of slot machines and the renovation projects and $9.5 million of transfers to Tribe for development costs related to the master plan development and reimbursed to the Tribe that they had incurred on our behalf as well as $2.2 million relating to reinforcement of the hillside on which the Casino is located  Our 2009 capital expenditures were $5.0 million of purchases of capital assets consisting primarily of slot machines and $11.8 million of transfers to Tribe for development costs related to the master plan development and reimbursed to the Tribe that they had incurred on our behalf.

The Tribe incurred expenses related to the reinforcement of the slope on the northwest side of the Reservation near the Casino.  On May 19, 2010, the Authority’s Board of Directors authorized the reimbursement to the Tribe in an amount not to exceed $0.9 million of construction costs incurred by the Tribe for this project.  On August 4, 2010, our Board of Directors authorized the reimbursement to the Tribe in an amount of $2.4 million for additional related construction costs.  On October 13, 2010, the Authority’s Board of Directors authorized the reimbursement to the Tribe not to exceed $3.5 million.  We currently expect that the cost of this project will not exceed $3.8 million.

In an ongoing effort to improve the overall appearance and appeal of the Casino to meet customer requirements, we completed two additional renovation projects in 2010.  The first project, a high-limit room offering high-limit slot machines and table games, comfortable setting, a bar with food and beverage service, and a private restroom was directed to appeal to a higher end player.  The second project, Lucky Dogz, is a 24-hour snack shop serving hot dogs, sandwiches, salads, snacks and drinks.  In January 2011, our poker room was converted to space for approximately 60 penny denomination slot machines that were placed in service in February 2011.

As part of the effort to enhance the overall appeal of our casino, we completed a reconfiguration of our gaming floor in April 2009.  This effort has resulted in the reduction of approximately 341 slot machines and 2 table games.  We will maintain our contractual rights under the Compact to operate a total of 1,600 slot machines in our casino and pay the related RSTF payments.  We considered many factors such as peak period demand, per unit productivity, and player comfort in our analysis to ensure that the reduction of gaming devices will not adversely impact our revenues.  The reduction of gaming units on the casino floor has provided us an opportunity to upgrade current amenities, improve player comfort and enhance entertainment value. We are confident that these improvements, targeted at improving product appeal, will ultimately open up a greater spectrum of potential consumers within our designated market area.  In combination with our continuing effort to improve operational efficiency, upgrading our gaming technology, and refocusing our marketing efforts, we are confident that we will have set a solid foundation for improved and sustained cash flows.  Throughout 2010, we continued to refine the configuration of our gaming floor.

As of December 31, 2010, we had cash and cash equivalents of $36.7 million, as compared to $31.6 million as of December 31, 2009.  As of December 31, 2010 and 2009, we had restricted cash of $4.3 million and $7.1 million, respectively.  On July 30, 2010, U.S. Bank National Association, as trustee and collateral agent for the Senior Notes, transferred $2.7 million from restricted accounts held by U.S. Bank to our unrestricted operating account which is net of related fees of $0.1 million. The transferred amount represents the remaining balances of proceeds from the Notes Offering and investment earnings thereon that had been held by U.S. Bank in a restricted construction financing account and a construction escrow account less all fees and expenses owed to U.S. Bank to date.

Restricted cash accounts were established from  net proceeds from the Notes Offering and investment earnings thereon set aside in construction financing accounts reserved for land development, more specifically the emergency access road which will be used to further develop either the Dugan Road or an alternate access road.  Our restricted cash is held in escrow accounts that can only be used for authorized construction disbursements until the related project is completed.  The balance of  our restricted cash is reserved for the development of an emergency access road from our Casino to Highway 128.  Upon repayment of the Notes Offering , our restricted cash will no longer be subject to restriction and will become available to us. Funds may generally be disbursed by our bank from the operating account for all purposes permitted by the Indenture.  Our operating account is pledged to the Trustee for the benefit of itself and the holders of the Senior Notes until disbursed in accordance with the terms of the Cash Collateral and Disbursement Agreement. Funds may generally be disbursed by our bank from the operating account for all purposes permitted by the Indenture.

Our principal source of liquidity for uses other than our expansion project during FY 2010 consisted of cash flow from operating activities.  Net cash provided by operating activities for FY 2010 was $54.5 million, an increase of $0.5 million  from $54.0 million for FY 2009.  Net cash provided by operating activities for FY 2009 decreased by $0.7 million from $54.6 million for FY 2008.

Net cash used in capital and related financing activities for FY 2010 was $35.8 million as compared to $36.4 million for FY 2009.  Cash flow used in capital and related financing activities was primarily for the purchase of property and equipment, development costs and interest paid on the Senior Notes.  The decrease was primarily attributable to the change in restricted cash as a result of the $2.8 million transfer by U.S. Bank National Association, as trustee and collateral agent for the Senior Notes, from restricted accounts held by U.S. Bank to our operating account.

Net cash used in non-capital financing activities for FY 2010 was $13.6 million, an increase of $0.3 million from $13.3 million for FY 2009.  Net cash used in non-capital financing activities consist of distributions to the Tribe.

We believe that existing cash balances, cash from operations, as well as permitted disbursements from our restricted cash escrow accounts will provide adequate funds for our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future. However, our ability to fund our operations, make planned capital expenditures, make scheduled debt payments and refinance our indebtedness depends on our future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Additionally, the Indenture limits our ability to incur additional indebtedness. See Item 1 — “Business — Material Contracts — The Senior Notes and the Related Indenture.”

The Senior Notes mature on November 1, 2011. We have been exploring our options to refinance our Senior Notes and expect to propose a refinancing transaction in the near future. While we expect to be able to refinance this debt, there can be no assurances that this in fact will occur.

Contractual Obligations as of December 31, 2010

The following table summarizes our contractual obligations and commitments as of December 31, 2010:

	Total	1 Year	2-3 Years	4-5 Years	Over 5 Years
Long-term debt obligations (a)	$200,000,000	$200,000,000	$—	$—	$—
Operating lease obligations	742,970	313,407	345,733	83,830	—
Payments to County under MOA	64,700,000	3,500,000	11,733,000	11,773,640	37,693,360
Total obligations (b)	$265,442,970	$203,813,407	$12,078,733	$11,857,470	$37,693,360

(a)           Excluded from long-term debt obligations above are interest payments of $16.3 million in 1 year.

(b)           The Compact requires us to pay a quarterly fee of $0.3 million to the RSTF based on the number of our licensed gaming devices. Total obligations do not include the RSTF payments.  On January 8, 2010, our Board of Directors authorized the reimbursement of the Tribe in an amount not to exceed $14.9 million for expenses that the Tribe incurred on our behalf for master planning of the proposed resort and our allocable share of infrastructure improvements on the reservation.  The approval included a payment schedule under which we agree to reimburse the Tribe $400,000 monthly from February 1, 2010 through April 1, 2010, and $700,000 monthly thereafter without exceeding $14.9 million (see Note 4 of our financial statements) which are not included in total obligations.

Regulation and Taxes

We are subject to extensive regulation by the TGA, the CGCC and the NICG. Changes in applicable laws or regulations could have a significant impact on our operations.

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

In addition, the MOA commits the County Sheriff’s Department and Fire Marshall to providing public safety and fire services to the Casino and the Tribe’s future gaming projects on the Tribe’s reservation, provides detailed agreements on off-reservation impact mitigation measures, and permits the Tribe’s application to take the Dugan Property into trust to proceed without further opposition by Sonoma County.

Pursuant to the MOA, the Tribe has agreed to pay the County up to $75 million in mitigation fees over a 12 year period to offset impacts of the potential losses and impacts to the County resulting from the Tribe’s various ongoing and proposed projects and is intended to support the services being provided Sonoma County.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of Sonoma County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms that may be developed by the Tribe, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in Sonoma County. Such in lieu fees could total as much as $25 million during the term of the MOA.  The Tribe has made the prior two payments to the County in the total amount of $10.3 million and is not currently seeking reimbursement from us. Effective January 2011, the Casino will be making escalating annual payments until the $75 million has been paid. We intend to make the next scheduled annual payment to the County required by the MOA in the amount of $3.5 million no later than June 30, 2011.

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

Through December 31, 2010, we had not invested in derivative or foreign currency-based financial instruments. Additionally, we primarily have fixed rate debt. As such, we do not believe we have material exposure to market risk.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and notes thereto, referred to in Item 15(A) (1) of this Form 10-K, are filed as part of this report and appear in this Form 10-K beginning on page 44.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

(b)  Management’s Report on Internal Control Over Financial Reporting

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

Management has conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of December 31, 2010.  Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

This Annual Report on Form 10-K does not include an attestation report of the Authority’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Authority to provide only management’s report in this annual report.

(c)  Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

We were formed in 2003 as an unincorporated instrumentality of the Tribe. We are governed by a five-member Board of Directors consisting of the same five members as those of the Tribe’s Board of Directors. The Tribe’s Board of Directors is elected biennially by the Tribal Council (the approximately 578 voting members of the Tribe), and consists of five members, including a Chairman, a Vice Chairperson, a Secretary-Treasurer. The elections for our Board of Directors take place every two years.  Our last election took place in November 2010.  Individuals elected to the Tribe’s Board of Directors are automatically made members of the Board of Directors of the Authority, and therefore the Board of Directors of the Authority is comprised of the same individuals serving on the Tribe’s Board of Directors.  The members of our Board of Directors will serve for so long as they serve on the Tribe’s Board of Directors.

We are 100% owned by the Tribe and have issued only debt securities which are not listed on a national securities exchange or in an inter-dealer quotation system. As a result, we are not a listed issuer and a majority of the directors on our Board of Directors are not required to be independent.  We do not have a separate audit committee of our Board of Directors. Our full Board of Directors has assumed the audit committee functions of our casino except that our TGA is responsible under the Compact to hire, monitor the performance of and, if necessary, replace the independent auditors and to approve any significant non-audit relationship with the independent auditors and assess the independent auditor’s qualifications and independence.  Our Board of Directors has determined that it does not have an audit committee financial expert on our Board of Directors. The table below sets forth information about the current members of our Board of Directors:

Name	Age	Position(s) Held
Harvey Hopkins	62	Chairman
Salvina Norris	32	Vice Chairperson
Margie Rojes	64	Secretary/Treasurer
Marina Nojima	29	Board Member
Jim Silva	59	Board Member

Harvey Hopkins serves as our Chairman.  Mr. Hopkins has served as Chairman of the Tribe’s Board of Directors since November 2004.  Mr. Hopkins served as our Chairman from November 2004 to July 2006. Thereafter, Mr. Hopkins served as a Board Member until May 2009.  Mr. Hopkins began a professional career in construction in 1970 and has been a licensed excavating contractor for 33 years.  He grew up in Santa Rosa, California, and has been a lifelong member of the Dry Creek Rancheria Band of Pomo Indians.  He and his wife have also been in the trucking business for the last 16 years and previously owned American Indian Management Inc. Trucking Company.  Additionally, Mr. Hopkins worked for American Civil Constructors West Coast for 15 years.

Salvina Norris serves as our Vice Chairperson.  Ms. Norris began serving on our Board in May 2009 as our Secretary/Treasurer.  Mrs. Norris was born and raised in Santa Rosa, California.  Mrs. Norris worked for the Casino from 2005 through 2008, starting in the security department and later in the slot department.  Mrs. Norris worked for the Tribe’s Project Development Department from 2008 to 2009, specializing in document control.  Additionally, Mrs. Norris serves on the Tribe’s Code of Conduct Committee.

Margie Rojes serves as our Secretary/Treasurer.  Ms. Rojes served on our Board from inception through December 2006 as our Secretary/Treasurer and from December 2006 through May 2009 as our vice Chairperson.  Ms. Rojes had been the Secretary/Treasurer of the Board of Directors of the Tribe from 2001 through May 2009 and prior to that had been a member at large of the Board of directors of the Tribe since 1994.  Ms. Rojes retired in 2002 from the Windsor Elementary School District after 20 years of service.  Ms. Rojes has been a member of the National Congress of American Indians and the California Nations Indian Gaming Association.  Ms. Rojes is the tribal delegate for Indian Child and Family Preservation Program. She also serves as a member of the Finance and Legislative Committees for the Tribe.

Marina Nojima has served as a Board Member since May 2009.  Mrs. Nojima worked for the Tribe from 2003 through 2006, as an Indian Child Welfare Advocate.  Mrs. Nojima left her employment with the Tribe to obtain her Bachelor of Arts in psychology from Sonoma State University.  Ms. Nojima has been employed at Anova Center for Education since 2008, in the capacity of school secretary.  Additionally, Mrs. Nojima was a member of the Tribe’s Education and Peace Protection Committee.

Jim Silva was elected as a Board Member in November 2010. Mr. Silva began his career as an entry level Correctional Officer and retired 32 years later as an Associate Warden.  He was responsible for a budget of $68 million and supervised 300 employees.  He managed all functions of a correctional institution including food services, plant operations, personnel, housing, discipline and classification.  Mr. Silva is a Vietnam veteran and graduate of Sonoma State University.  He served on the Tribal Economic Development Committee with the Tribe.  He is a member of the Elks, American Legion and International Police Association and donates his time with the local Food Bank.

Executive Officers

The table below sets forth information about certain key executive officers as of December 31, 2010.

Name	Age	Position(s) Held

David Fendrick	62	Chief Executive Officer, General Manager
Joseph R. Callahan	58	Chief Financial Officer, Assistant General manager

David Fendrick is our Chief Executive Officer and General Manager of the River Rock Casino.  Mr. Fendrick has more than 30 years of gaming and hotel experience, previously as the Chief Operating Officer of Agua Caliente Band of Cahuilla Indians, including the Spa Resort Casino in Palm Springs, CA and Agua Caliente Casino Resort & Spa in Rancho Mirage, CA, as well as two golf courses.  Prior to that he was the General Manager of Pala Casino Resort & Spa in Pala, CA where he was responsible for startup and overall operations for the property which included 2,250 slots, 85 table games, 8 restaurants, a 507 room 4-diamond hotel, 10,000 square foot spa, 30,000 square feet of meeting space, 4 entertainment venues and 2,000 team members. Mr. Fendrick was also the General Manager of the Empress Casino & Hotel in Joliet, IL.

Joseph R. Callahan has been our Chief Financial Officer since 2007.  Mr. Callahan has a diverse Casino Executive background in finance and accounting, hotel, food and beverage and gaming operations. Most recently, Mr. Callahan worked for Fantasy Springs Casino in Indio, California where he had been the Director of Accounting and Finance since 2005.  Prior to that he spent 5 years with Mohegan Sun where he was Finance Director specializing in Strategic Planning and Analysis and Labor and Productivity.  Mr. Callahan has spent several years working for Station Casinos in Las Vegas, Nevada as an Analyst, Finance Director and also Director of Hotel Operations.  In 1994, Colonel Callahan retired from the U.S. Air Force after 20 years of service.

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

Overview of Compensation and Process

In lieu of a compensation committee, our Board of Directors acts as a whole to make determinations regarding compensation of our executive officers. Elements of compensation for our executives include: salary, incentive bonus, and benefits such as health, disability, life insurance and perquisites. Base salaries for our non-contracted executives and discretionary bonuses for all executives are set for our officers annually by our Board of Directors.

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

Retention Agreements

We do not have individual retention agreements with any employee except for severance arrangements with each of Mr. Fendrick and Mr. Callahan,contained in their respective employment contracts that are discussed below.

Compensation Committee Interlocks and Insider Participation

No member of the Board of Directors has served as one of our officers or employees at any time. None of our executive officers serves as a member of the Board of Directors of any other company that has an executive officer serving as a member of our Board.

Board of Directors Report

Our Board of Directors has reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussions with management, the Board of Directors has approved the Compensation Discussion and Analysis and it is to be included in our Annual Report on Form 10-K for 2010. This report is provided by our full Board of Directors:

Harvey Hopkins, Chairman

Salvina Norris, Vice Chairperson

Margie Rojes, Secretary/Treasurer

Marina Nojima, Member

Jim Silva, Member

Executive Officers

The following tables provide summary compensation information for each of the fiscal years ended December 31, 2010, 2009 and 2008:

Executive Officers serving during 2010	Year	Salary	Bonus (a)	Other Compensation (b)	Total
	(In Dollars)
David Fendrick	2010	$223,413	$—	$14,091	$237,504
Chief Executive Officer (c)	2009	—	—	—	—
	2008	—	—	—	—

Scott Garawitz	2010	—	—	—	—
Chief Executive Officer (d)	2009	100,833	—	2,302	103,135
	2008	—	—	—	—

Shawn S. Smyth	2010	—	—	—	—
Chief Executive Officer (e)	2009	126,396	75,000	4,661	206,057
	2008	298,268	75,000	12,979	386,247

Joseph R. Callahan	2010	258,630	55,312	22,511	336,453
Chief Financial Officer (f)	2009	246,310	58,750	7,194	312,254
	2008	225,702	25,000	6,808	257,510

John Cirrincione	2010	121,544	13,750	1,698	136,992
Chief Operations Officer (g)	2009	285,577	55,000	9,846	350,423
	2008	41,992	—	1,821	43,813

(a) “Bonus” is not guaranteed and represents the actual amount that the principal officer received.

(b) “Other Compensation” includes medical, dental, vision and other health benefits provided.

(c)  David Fendrick has been serving as our Chief Executive Officer since April 2010.

(d) Scott Garawitz began serving as our Chief Executive Officer in August 2009 and left the office in November 2009.

(e) Shawn S. Smyth began serving as our Chief Executive Officer in April 2006 and left the office in January 2009.

(f) Joseph R. Callahan began serving as our Chief Financial Officer as of August 8, 2007.  From January 22, 2010 through April 9, 2010, Mr. Callahan also served as our Acting Chief Executive Officer.  On March 12, 2010, we entered into an employment agreement with Mr. Callahan to continue serving as our Chief Financial Officer and to begin serving as our Assistant General Manager.

(g) John Cirrincione began serving as our Chief Operations Officer in October 7, 2008 and left the office in January 2010.  He also served as Acting Chief Executive Officer from January 2009 until August 2009 and from November 2009 until January 2010.

Employment Agreements.

We entered into an employment agreement with Mr. David F. Fendrick on April 9, 2010 to serve as our Chief Executive Officer and as General Manager of our casino, which agreement was amended as of July 21, 2010.  The term of Mr. Fendrick’s agreement is three years, unless terminated earlier by the parties under the terms of the agreement. The agreement provides for the payment to Mr. Fendrick of an annual base salary of $300,000 and a discretionary bonus, as determined by our Board of Directors, of not more than 30% of his annual salary based on various criteria.  If Mr. Fendrick’s employment is terminated by us without good cause, as set forth in his amended employment agreement, we are required to provide Mr. Fendrick with 60 days written notice, and should we require that Mr. Fendrick leave his position prior to the end of this 60-day period, we will pay Mr. Fendrick for the time not worked.  In addition, if Mr. Fendrick’s employment is terminated by us without good cause, we will pay to Mr. Fendrick, subject to Mr. Fendrick executing a release and waiver of claims against us and our affiliates, an amount equal to his salary for a period of nine months from the actual date of termination, together with all employee benefits during that nine-month period which he would have earned had he remained employed during such period.

We entered into a new employment agreement with Mr. Joseph R. Callahan, effective as of March 12, 2010, whereby Mr. Callahan agreed to continue to serve as our Chief Financial Officer and to serve as the Assistant General Manager of our casino, which agreement was amended as of July 21, 2010.  The term of Mr. Callahan’s agreement is three years, unless terminated earlier by the parties under the terms of the agreement. The agreement provides for the payment to Mr. Callahan of an initial annual base salary of $250,000.  Mr. Callahan will also be eligible to receive an annual bonus at the discretion of our Board of Directors not to exceed thirty percent (30%) of his annual base salary. Mr. Callahan may terminate the agreement with a 30-day written notice, and we may terminate the agreement for cause immediately after such cause has occurred.  If Mr. Callahan’s employment is terminated by us without good cause, as set forth in his amended employment agreement, we are required to provide Mr. Callahan with 60 days written notice, and should we require that Mr. Callahan leave his position prior to the end of this 60-day period, we will pay Mr. Callahan for the time not worked.  In addition, if Mr. Callahan’s employment is terminated by us without good cause, we will pay to Mr. Callahan, subject to Mr. Callahan executing a release and waiver of claims against us and our affiliates, an amount equal to his salary for a period of six months from the actual date of termination, together with all employee benefits during that six-month period which he would have earned had he remained employed during such period.

We entered into an employment agreement with Mr. John Cirrincione on October 8, 2008 effective as of October 7, 2008 to serve as our Chief Operations Officer.  This three year employment agreement commenced on October 7, 2008, and provided Mr. Cirrincione an annual salary of $275,000 and a discretionary bonus, as determined by our Board, of not more than 25% of his annual salary based on various criteria.  If Mr. Cirrincione’s employment was terminated for other reasons set forth in the employment agreement including death or disability, Mr. Cirrincione will be entitled to his salary for three months.  Mr. Cirrincione resigned on January 22, 2010 and was paid severance in accordance with his employment agreement in the amount of $78,202.

We have no other employment agreements with our principal executive officers.

Potential Payments to Named Executive Officers Upon Termination

The table below sets forth a summary of the estimated payments required to be made by us to each of Mr. Fendrick and Mr. Callahan pursuant to the employment agreements described above, assuming each was terminated by us without good cause on December 31, 2010:

	Continued
	Payment			Total
Name and	of Base	Continued	Employee	Severance
Principal Position	Compensation	PTO Accrual	Benefits	Compensation
David Fendrick, Chief Executive Officer	$225,000	$26,472	$5,925	$257,397
Joseph R. Callahan, Chief Financial Officer	125,000	16,851	7,465	149,316

Mr. Cirrincione resigned as our Chief Operations Officer and Acting Chief Executive Officer and General Manager on January 22, 2010.  Mr. Cirrincione was paid a severance package totaling $78,202 pursuant to his employment agreement.

Compensation of Our Board

We are governed by a five-member Board of Directors consisting of the same five members as those of the Tribe’s Board of Directors. The Tribe compensates members of each Board of Directors for the services they render. We reimbursed the Tribe for 50% of the total compensation of the Board members reflecting an estimate of the total time allocable to our Board’s matters. The members of the Board of Directors received the following amounts for their service as members of the Tribe’s Board of Directors and as members of our Board of Directors for the fiscal year 2010:

		Annual Fees	All Other
Name	Title	Paid in Cash	Compensation	Total
Harvey Hopkins	Chairman	$100,006	—	$100,006
Augusto “Gus” Pina (a)	Vice Chairperson (former)	60,570	—	60,570
Salvina Norris	Vice Chairperson	61,352	—	61,352
Margie Rojes	Secretary/Treasurer	8,078	—	8,078
Marina Nojima	Board Member	39,998	—	39,998
Jimmy Silva	Board Member	5,384	—	5,384
Gabriel Nevarez (a)	Board Member (former)	34,614	—	34,614

(a) Augusto “Gus” Pina and Gabriel Navarez completed their term in November 2010 and were not re-elected to our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

We have no outstanding equity securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Distributions to the Tribe for the years ended December 31, 2010, 2009 and 2008 were $13.6 million, $13.3 million and $13.9 million, respectively.  Under the Indenture, we currently are restricted from making payments to the Tribe other than payments specifically permitted by our Indenture.

The Tribe incurred approximately $67 million in total expenses on our behalf for master planning of the proposed resort and infrastructure improvements on the reservation that benefit us, of which almost all of such expenditures were incurred prior to 2009 before construction was suspended.  We reimbursed the Tribe $40.6 million through 2008 and $11.8 million during 2009.  On January 8, 2010, our Board of Directors authorized the reimbursement of the Tribe in an amount not to exceed approximately $14.9 million of construction costs.  The approval included a payment reimbursement schedule to the Tribe of $2.7 million on January 18, 2010, $400,000 monthly from February 1, 2010 through April 1, 2010, and $700,000 monthly thereafter without exceeding $14.9 million. We reimbursed the Tribe $9.5 million for the fiscal year ended December 31, 2010.  A remaining balance of $4.7 million is included in Payable to Tribe in the Balance Sheet at December 31, 2010.  When the reimbursement payments are made or accrued, the related amounts are capitalized and reflected in construction-in-progress.  The reimbursed costs consist of engineering and design costs related to the proposed master plan development, including electrical, HVAC, landscaping, interior design services and consulting fees for legal and feasibility services, as well as the construction costs of the lower Acorn Road.

The Tribe incurred expenses related to the reinforcement of the slope on the northwest side of the Reservation near the Casino.  On May 19, 2010, the Authority’s Board of Directors authorized the reimbursement to the Tribe in an amount not to exceed $0.9 and an additional $2.4 million was approved in August 2010.  On October 13, 2010, the Authority’s Board of Directors authorized the reimbursement to the Tribe not to exceed $3.5 million.  As of December 31, 2010, the Casino has incurred approximately $3.5 million in construction costs of which $1.5 million is accrued in Payable to Tribe.  We currently expect that the cost of this project will not exceed $3.8 million

The Tribe enacted a tribal gaming ordinance in April 1997, which, among other matters, created and established the TGA as a governmental subdivision of the Tribe. The TGA is responsible for the regulation of all gaming activities conducted by the Tribe or us on tribal lands. We pay for various expenses of the TGA (gaming commission expense), surveillance, plant operations, and human resources. All of these departments are operated by the Tribe. TGA and other tribal expenses include but are not limited to payroll and related expenses, legal and other operational expenses.  These expenses for the fiscal years ended December 31, 20l0, 2009 and 2008 were $6.9  million, $7.2 million and $7.9 million, respectively.

The Tribe is obligated to remit certain fees to the CGCC on a quarterly basis for inclusion in the RSTF. The RSTF is for the benefit of tribes in California that have no or limited gaming. We pay these fees on behalf of the Tribe. Compact revenue sharing trust fund expense amounted to $1.3 million for each of the years ended December 31, 2010, 2009 and 2008.  Compact revenue sharing trust fund expense includes payments associated with operating 1,600 gaming devices. These fees became payable by the Tribe when we commenced operations in September 2002, and are based on the number of our gaming device licenses. Compact revenue sharing trust fund expense includes payments to the RSTF as required by our Compact with the State of California.

We reserved 50 recreational vehicle spaces and 10 campsite spaces at Alexander RV Park and Campground for casino guests.  Alexander RV Park and Campground is a wholly owned subsidiary of the Tribe.  The cost of reserving the parking spaces and campsite spaces for the fiscal years ended December 31, 2010, 2009 and 2008 was $284,775, $271,215 and $258,300, respectively.

Pursuant to the MOA, the Authority has agreed to pay the County up to $75 million in mitigation fees over a 12 year period to offset impacts of the potential losses and impacts to the County resulting from the Authority’s various ongoing projects and is intended to support the services being provided by the County.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in the County. Such in lieu fees could total as much as $25 million during the term of the MOA.  The Tribe has made the prior two payments to the County in the total amount of $10.3 million and is not currently seeking reimbursement from us. Effective January 2011, the Casino will be making escalating annual payments until the $75 million has been paid. We intend to make the next scheduled annual payment to the County required by the MOA in the amount of $3.5 million no later than June 30, 2011.

Review, Approval or Ratification of Transactions with Related Persons

Our Board of Directors reviews and approves or disapproves all related party transactions, and our written Code of Business Conduct and Ethics further requires that any transaction involving a potential conflict of interest involving an executive or an employee must be disclosed and approved by our full Board of Directors.

Director Independence

We are a governmental instrumentality of the Tribe and are managed by a board of directors of five members, all of whom are enrolled members of the Tribe. Our Board of Directors is constituted by the same persons who constitute the Board of Directors of the Tribe.  The Board of Directors of the Tribe is elected biannually by the enrolled members of the Tribe, who alone have the power to appoint and remove our directors. Mr. Harvey Hopkins, the Chairman our Board of Directors, has been serving as the Chairman of the Board of Directors of the Tribe since 2004.

We are 100% owned by the Tribe and have issued only debt securities which are not listed on a national securities exchange or in an inter-dealer quotation system. As a result, we are not a listed issuer and a majority of the directors on our Board of Directors are not required to be independent.

Item 14.  Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed for professional services rendered by our Independent Registered Public Accounting Firm, for the audit of our annual financial statements as well as the aggregate fees billed for audit-related services and all other services rendered for the years ended December 31, 2010 and 2009.

	Fiscal Year 2010	Fiscal Year 2009

McGladrey & Pullen, LLP
Audit Fees	$704,102	$489,512
Audit-Related Fees	26,730	26,248
All Other Fees	—	—

Deloitte & Touche LLP
Audit Fees	$—	$243,844
Audit-Related Fees	—	7,864
All Other Fees	—	—

The category of “Audit Fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with our planned bond refinancing, statutory and regulatory filings, or engagements for those fiscal years.

The category of “Audit-Related Fees” includes aggregate fees billed in each of the last two fiscal years, for assurance and related services by the principal accountant, that are reasonably related to the performance of the audit or review of our financial statements.

The category of “All Other Fees” includes aggregate fees billed in each of the last two fiscal years which are not covered by the above categories.

All above audit services were pre-approved by the TGA, which, under the Compact, has responsibility for ensuring that the audit is performed. The TGA concluded that the provision of such services by McGladrey & Pullen, LLP was compatible with the maintenance of such firm’s independence in the conduct of auditing functions. The TGA’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

A. Financial Statements

(a) Documents filed as part of this report.

1. The following financial statements of the Authority and the Report of McGladrey & Pullen LLP, an independent registered public accounting firm, appear on pages 47 through 61 of this Form 10-K and are incorporated by reference in Part II, Item 8:

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

10.5	Bank of the West Control Agreement, dated as of January 8, 2010, by and among the Trustee, Bank of the West as depository bank, the Authority and the Tribe (filed herewith as Exhibit 10.5)

10.6	Wells Fargo Bank, N.A. side letter dated December 1, 2003, from Wells Fargo Bank, N.A. to the Trustee (filed as Exhibit 10.6 to the Form S-4, and incorporated by reference herein)

10.7	Pledge and Security Agreement, dated as of November 7, 2003, by and among the Authority, the Tribe and the Trustee (filed as Exhibit 10.7 the Form S-4, and incorporated by reference herein)

10.8

Employment Agreement, dated as of March 12, 2010, by and between the Authority and Joseph R. Callahan (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 16, 2010, and incorporated by reference herein)

10.9

Employment Agreement, dated as of April 9, 2010, by and between the Authority and David Fendrick (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on April 9, 2010, and incorporated by reference herein)

10.10	Amended Employment Agreement, dated as of July 21, 2010, by and between the Authority and David Fendrick

(filed as Exhibit 10.1 to the Form 8-K filed with the SEC on August 10, 2010, and incorporated by reference herein)

10.11

Amended Employment Agreement, dated as of July 21, 2010, by and between the Authority and Joseph Callahan (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on August 10, 2010, and incorporated by reference herein)

10.12	Agreement, dated as of April 1, 2004, by and between the Authority and Swinerton Builders (filed as Exhibit 10.19 to the Form S-4, and incorporated by reference herein)

10.13	Lease Agreement, dated as of May 30, 2002, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.20 to the Form S-4, and incorporated by reference herein)

10.14

Amendment No. 1 to Lease Agreement, dated as of February 26, 2004, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.21 to the Form S-4, and incorporated by reference herein)

10.15

Amendment No. 2 to Lease Agreement, dated as of August 29, 2005, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.20 to the Form 10-K filed with the SEC on April 17, 2007, and incorporated by reference herein)

10.16

Amendment No. 1 to Lease Agreement, dated as of June 10, 2009, by and between the Tribe and Sprung Instant Structures, Inc. (filed as Exhibit 10.13 to the Form 10-K filed with the SEC on March 31, 2010, and incorporated by reference herein)

10.17

Memorandum of Agreement between the Dry Creek Rancheria Band of Pomo Indians and the County of Sonoma, California, together with exhibits thereto (filed as Exhibit 10.22 to the Form 10-K filed with the SEC on April 14, 2008, and incorporated by reference herein)

10.18	Memorandum of Agreement confirmation letter between the Dry Creek Rancheria Band of Pomo Indians and the county of Sonoma, California, dated May 28, 2010 (filed herewith as Exhibit 10.18)

12.1	Statement of Calculation of Ratio of Earnings to Fixed Charges (filed herewith as Exhibit 12.1)

14.1	Code of Ethics (filed as Exhibit 14.1 to the Form 10-K filed with the SEC on March 30, 2006, and incorporated herein by reference)

31.1	Certification by David Fendrick, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by Joseph R. Callahan, Chief Financial Officer, to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of River Rock Entertainment Authority

We have audited the accompanying balance sheets of the River Rock Entertainment Authority (the “Authority”), a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians (the “Tribe”), as of December 31, 2010 and 2009 and the related statements of revenues, expenses and changes in net assets (deficit) and of cash flows for the two years in the period ended December 31, 2010.  These financial statements are the responsibility of the Authority’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Authority is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Authority’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the River Rock Entertainment Authority as of December 31, 2010 and 2009 and the revenues, expenses and changes in net assets (deficit) and the cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

River Rock Entertainment Authority is an unincorporated instrumentality of the Tribe and is not a separate legal entity. These financial statements reflect the financial position of the River Rock Entertainment Authority, its revenues, expenses and changes in net assets (deficit) and its cash flows and do not purport to represent the financial position and activity of the Tribe as a whole.

/s/ McGladrey & Pullen, LLP

San Diego, CA
March 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of River Rock Entertainment Authority

We have audited the accompanying statements of revenues, expenses and changes in net assets (deficit) and of cash flows for the year ended December 31, 2008, of the River Rock Entertainment Authority (the “Authority”), a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians (the “Tribe”).  These financial statements are the responsibility of the Authority’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Authority is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Authority’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the revenues and expenditures and changes in net assets (deficit) and the cash flows of the River Rock Entertainment Authority for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

River Rock Entertainment Authority is an unincorporated instrumentality of the Tribe and is not a separate legal entity. These financial statements reflect the revenue and expenditures and changes in net assets (deficit) and cash flows of the River Rock Entertainment Authority, and do not purport to represent the activity of the Tribe as a whole.

/s/  Deloitte & Touche LLP

San Francisco, CA

March 30, 2009

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

BALANCE SHEETS

December 31, 2010 and 2009

	December 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$36,713,423	$31,617,507
Accounts receivable	289,454	266,146
Inventories	96,071	77,643
Prepaid expenses and other current assets	1,402,232	1,379,133
Total Current Assets	38,501,180	33,340,429

RESTRICTED CASH	4,329,843	7,097,526

CAPITAL ASSETS:
Buildings and building improvements	132,907,355	131,361,604
Furniture, fixtures and equipment	33,786,014	35,102,290
Accumulated depreciation	(66,348,164)	(60,121,221)
Construction in progress	77,295,719	59,588,618

Capital Assets	177,640,924	165,931,291

DEPOSITS AND OTHER ASSETS	1,680,545	1,936,623

TOTAL ASSETS	$222,152,492	$208,305,869

LIABILITIES AND NET ASSETS (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,883,724	$6,060,663
Payable to Tribe, net	5,823,400	—
Accrued liabilities	7,976,946	7,695,373
Current maturities of long-term debt	199,718,962	492,203
Total Current Liabilities	215,403,032	14,248,239

LONG-TERM DEBT - net of current maturities	—	199,381,712

COMMITMENTS AND CONTINGENCIES

NET ASSETS (DEFICIT)
Invested in capital assets-net of related debt	(22,078,038)	(33,942,624)
Restricted for capital projects	4,329,843	7,097,526
Unrestricted	24,497,655	21,521,016

Total Net Assets (Deficit)	6,749,460	(5,324,082)

TOTAL LIABILITIES AND NET ASSETS (DEFICIT)	$222,152,492	$208,305,869

The accompanying notes are an integral part of these financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN NET ASSETS (DEFICIT)

Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008

OPERATING REVENUES

Casino	$119,232,941	$117,731,589	$124,481,281
Food, beverage and retail	5,805,803	5,850,582	6,272,869
Other	873,616	911,633	597,458

Gross revenues	125,912,360	124,493,804	131,351,608

Promotional allowances	(1,725,380)	(1,472,424)	(779,067)

Net revenues	124,186,980	123,021,380	130,572,541

OPERATING EXPENSES
Casino	16,956,028	16,145,839	20,787,385
Food, beverage and retail	6,650,250	7,329,444	7,063,259
Selling, general and administrative	39,772,629	40,294,640	43,506,106
Depreciation	9,849,424	9,554,176	10,024,251
Gaming commission and surveillance expense	3,186,840	3,790,797	3,694,674
Compact revenue sharing trust fund	1,335,000	1,335,000	1,335,000
Loss on sale of assets	—	116,333	—
Total Operating expenses	77,750,171	78,566,229	86,410,675

INCOME FROM OPERATIONS	46,436,809	44,455,151	44,161,866

NON-OPERATING EXPENSE-NET
Interest expense	(20,803,749)	(20,860,003)	(20,864,558)
Interest income	57,703	74,174	1,005,517

Non-operating expense-net	(20,746,046)	(20,785,829)	(19,859,041)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	25,690,763	23,669,322	24,302,825

DISTRIBUTIONS TO TRIBE	(13,617,221)	(13,324,250)	(13,919,060)

NET INCOME AFTER DISTRIBUTIONS TO TRIBE	12,073,542	10,345,072	10,383,765

NET ASSETS (DEFICIT) - Beginning of period	(5,324,082)	(15,669,154)	(26,052,919)

NET ASSETS (DEFICIT) - End of period	$6,749,460	$(5,324,082)	$(15,669,154)

The accompanying notes are an integral part of these financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$124,185,312	$122,992,985	$130,811,441
Cash paid for salaries and benefits	(28,528,691)	(29,148,212)	(30,864,008)
Cash paid to suppliers	(39,869,090)	(38,552,328)	(43,995,801)
Cash paid for compact revenue sharing trust fund	(1,335,000)	(1,335,000)	(1,335,000)

Net cash provided by operating activities	54,452,531	53,957,445	54,616,632

CASH FLOWS USED IN CAPITAL AND RELATED FINANCING ACTIVITIES:
Payments of debt	(492,203)	(269,769)	(207,125)
Payments of offering costs in connection with refinancing of debt	(677,711)	—	—
Purchases of capital assets	(6,202,109)	(4,975,655)	(5,688,022)
Transfers to Tribe for development costs	(9,500,000)	(11,792,445)	(36,010,304)
Transfers to Tribe for slope reinforcement	(2,192,757)	—	—
Change in restricted cash	2,767,683	(7,253)	245,200
Interest paid	(19,500,000)	(19,507,344)	(19,505,613)
Proceeds from sale of assets	—	33,000	—
Other	—	81,212	277,778

Net cash used in capital and related financing activities	(35,797,097)	(36,438,254)	(60,888,086)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Interest Income	57,703	74,174	1,005,517

CASH FLOWS USED IN NON-CAPITAL FINANCING ACTIVITIES:
Distributions to Tribe	(13,617,221)	(13,324,250)	(13,919,060)

CHANGE IN CASH AND CASH EQUIVALENTS	5,095,916	4,269,115	(19,184,997)

CASH AND CASH EQUIVALENTS, Beginning of the period	31,617,507	27,348,392	46,533,389

CASH AND CASH EQUIVALENTS, End of the period	$36,713,423	$31,617,507	$27,348,392

RECONCILIATION OF INCOME FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Income from Operations	$46,436,809	$44,455,151	$44,161,866

Adjustments to reconcile operating income to net cash provided by operating activities:
Depreciation	9,849,424	9,554,176	10,024,251
Gain on sale of assets	—	(33,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(23,308)	(197,660)	238,900
Inventories	(18,428)	91,379	(15,807)
Prepaid expenses and other current assets	(23,099)	(140,938)	189,696
Deposit and other assets	(87,906)	—	—
Accounts payable	(1,826,785)	435,819	(517,531)
Payable to Tribe	(135,749)	—	—
Accrued liabilities	281,573	(207,482)	535,257
Total adjustments	8,015,722	9,502,294	10,454,766

NET CASH PROVIDED BY OPERATING ACTIVITIES	$54,452,531	$53,957,445	$54,616,632

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:

Acquisition of property and equipment through accounts payable	$228,978	$2,579,132	$—
Acquisition of property and equipment through short term debt	$—	$715,500	$—
Acquisition of property and equipment through transfers to Tribe for development costs	$14,151,905	$—	$—
Acquisition of property and equipment through transfers to Tribe for slope reinforcement	$3,500,000	$—	$—

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

During the third quarter of 2009, we adopted the Accounting Standards Codification (“ASC”) as issued by the FASB.  The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  The ASC is not intended to change or alter existing GAAP.  The adoption of the ASC did not have a material impact on the Authority’s financial statements.

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

Following the ASC, FASB does not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it issues Accounting Standards Updates (“ASU”).  FASB does not consider Accounting Standards Updates as authoritative in their own right.  Accounting Standards Updates serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC.

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

The adoption of the new above standard had no effect on the Authority’s financial position or result of operations.

In December 2010, the GASB issued Statement No. 62, Codification of Accounting and Financial Reporting Guidance Contained in Pre-November 30, 1989 FASB and AICPA Pronouncements. The Statement incorporates into GASB’s authoritative literature the applicable guidance previously presented in the following pronouncements issued before November 30, 1989:

•                  Financial Accounting Standards Board (FASB) Statements and Interpretations.

•                  Accounting Principles Board Opinions.

•                  Accounting Research Bulletins of the American Institute of Certified Public Accountants (AICPA) Committee on Accounting Procedure.

While the guidance included largely has been taken “as is” from the original FASB and AICPA pronouncements, it has been modified when appropriate to relate specifically to the governmental environment to increase its usefulness to this audience. By incorporating and maintaining this guidance in a single source, the Statement reduces the complexity of locating and using authoritative literature needed to prepare state and local government financial reports. It also eliminates the need for the financial statement preparers and auditors to determine which FASB and AICPA pronouncement provisions apply to state and local governments. The requirements of Statement No. 62 are effective for financial statements for periods beginning after December 15, 2011. The Authority is currently evaluating the effect of this statement but does not expect the adoption of this Statement to have a material impact on its financial position or results of operations.

FASB has issued ASU No. 2010-16, “Entertainment — Casinos (Topic 924) — Accruals for Casino Jackpot Liabilities.”  This ASU addresses the accounting for casino base jackpot liabilities, specifically, whether an entity accrues liabilities for a base jackpot before it is won if the entity is not required to award the base jackpot. This ASU clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base and progressive jackpots. This ASU is effective fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this new standard is not expected to have any effect on the Authority’s financial position or result of operations.

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

Restricted Cash— Restricted cash accounts were established from net proceeds from the Notes Offering and investment earnings thereon set aside in construction financing accounts, for construction costs for related infrastructure improvements and construction contingencies. It also included funds that were reserved for construction contingencies and the funds for the development of the Dugan Property, an approximately 18-acre parcel of land adjacent to the Tribe’s reservation. The restricted cash is held in escrow accounts that can only be used for authorized construction disbursements until the related projects are completed.  These escrow accounts are invested in money market accounts, which generate interest on a monthly basis. The FDIC insures $250,000 of the balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow account. Restricted cash at December 31, 2010 and December 31, 2009 was $4,329,843 and $7,097,526, respectively.  At December 31, 2010, restricted cash includes amounts available for land development, more specifically the emergency access road which will be used to further develop either the Dugan Road or an alternate access road.  On July 30, 2010, U.S. Bank National Association, as trustee and collateral agent for the Senior Notes, transferred $2,682,699 from restricted accounts held by U.S. Bank to the Authority’s unrestricted operating account which is net of related fees of $85,957. The transferred amount represents the remaining balances of proceeds from the sale of the Senior Notes and investment earnings thereon that had been held by U.S. Bank in a restricted construction financing account and a construction escrow account less all fees and expenses owed to U.S. Bank to date.

Inventories—Inventories, consisting principally of gaming supplies and food and beverage items, are stated at the lower of cost (first-in, first-out) or market value.

Capital Assets—Capital assets are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	5-21 years
Furniture, fixtures and equipment	5 years

The cost of normal maintenance and repairs that do not add to the value of the asset or materially extend the life of the asset are not capitalized.

Major outlays of capital assets and improvements are capitalized as construction-in-progress as projects are constructed.

Evaluation of Long-Lived Assets — We evaluate our capital assets for impairment in accordance with accounting pronouncement GASB No. 42, “Accounting and Financial Reporting for Impairment of Capital Assets and for Insurance Recoveries.”  The Authority’s capital assets consist of building and improvements, and furniture, fixtures and equipment, including slot machines.  A capital asset is considered impaired if both the decline in service utility of the capital asset is large in magnitude and the event or change in circumstances is outside the normal life cycle of the capital asset.  The Authority is required to evaluate prominent events or changes in circumstances affecting capital assets to determine whether impairment of a capital asset has occurred rather than as part of the ongoing depreciation expense for the capital asset or upon disposal of the capital asset, and to account for insurance recoveries in the same manner. Common indicators of impairment include evidence of physical damage where restoration efforts are needed to restore service utility, enactment or approval of laws or regulations setting standards that the capital asset would not be able to meet, technological development or evidence of obsolescence, a change in the manner or expected duration of use of a capital asset or construction stoppage.  The Authority’s management has determined that no impairment of capital assets currently exists.

Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the asset. Capitalization of interest ceases when the project is substantially complete or development activity is suspended.  The Authority capitalized interest of approximately $55,000 during the year ended December 31, 2010, and none during 2009 or 2008.

Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets as of December 31, 2010 and 2009 were $1,402,232 and $1,379,133, respectively, which includes prepaid insurance, prepaid uniforms and prepaid supplies.

Deposits and Other Assets—As of December 31, 2010 and 2009, respectively, deposits and other assets mainly represents $853,753 and $1,875,448, respectively, in remaining legal fees and other issuance costs related to the issuance of the Authority’s 9 ¾% Senior Notes due 2011 (the “Senior Notes”) under the Indenture, dated November 7, 2003 (the “Indenture”).  The December 31, 2010 balance also includes $677,711 in capitalized costs incurred in connection with efforts to refinance the Senior Notes.

Accrued Liabilities—Accrued liabilities consist of accrued interest, accrued payroll and other accrued liabilities.

Progressive Jackpots Liabilities —The Casino has a number of progressive jackpot slot machines.  As coins are played, the amount available to win increases and will be paid out when the appropriate winning combination occurs.  The Casino has recorded the progressive jackpots as a liability, with a corresponding charge against gaming revenue, of $1,484,514 and $1,587,748 as of December 31, 2010 and 2009, respectively.  Also, the Casino has available for customer play, wide area progressive slot machines that are interlinked with other unrelated casinos.  These machines are monitored and maintained by the vendor and the Casino is required to remit a percentage of coin-in to the respective vendor.  The Casino records a charge against revenue for the portion of the fee applied to the wide area progressive jackpots.  Amounts recorded against revenue for the portion of the fee applied to the wide area progressive jackpots were approximately $1,004,000, $1,054,000, and $1,749,000 for the fiscal years ended December 31, 2010, 2009 and 2008, respectively.  All other administrative charges are recorded in operating expenses.

Accrued Players Club — The Authority has recorded a liability related to free play, prizes and cash incentives earned by the members of our Players Club. The Authority has recorded the estimated redemption of the liability as contra-revenue in the accompanying statements of revenues, expenses and changes in net assets (deficit).

Contingencies — The Authority assesses its exposure to loss contingencies, including legal matters, and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of December 31, 2010, management determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required and such accruals may be material.

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

Food, Beverage and Retail Revenues — The Authority recognizes as food, beverage and retail revenues the proceeds from its food, beverage and gift shop sales. The Authority continues to distribute non-alcoholic beverages without cost in the gaming area for playing guests.  In December 2009, the Authority replaced the gift shop with vending machines.  The vending machines are owned and operated by a third party.  The Authority receives a commission from the vending machine sales and such commission is recorded under Other Revenues.

Other Revenues — Other revenues are comprised of commissions on ATM and vending machine transactions.

Promotional Allowances—The retail value of food and beverages provided to customers without charge or at a discount is included in food, beverage and retail revenues and then deducted as promotional allowances. Such amounts that are included in food, beverage, and retail revenues for the years ended December 31, 2010, 2009 and 2008 were $1,725,380, $1,472,424 and $779,067, respectively.

Food and Beverage Expenses—Food and beverage expenses include cost of goods sold related to providing food and beverage to our customers. The estimated costs of providing complimentary products and services are reflected in Casino expenses.

Advertising Costs—Advertising costs are expensed as incurred or when an advertisement is first aired or circulated. Advertising costs included in selling, general and administrative expenses were $5,208,874, $5,525,697 and $6,310,057 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Distributions to Tribe—Distributions to Tribe are made up of permitted and service payments under the covenants of the Indenture.  They are included in the statements of Revenues, Expenses and Changes in Net Assets (deficit) as distributions to Tribe allowed pursuant to the Indenture.  Total distributions to the Tribe for the years ended December 31, 2010, 2009 and 2008 were $13,617,221, $13,324,250 and $13,919,060, respectively.

Reclassifications — Certain reclassifications were made to the 2009 financial statements in order to conform to the current year financial statement presentation, representing reclassifications of player incentives between marketing expense and promotional allowances with no impact on income from operations or net income.

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

Total amounts billed by the Tribe to the Casino for these departments, excluding Tribal Gaming Commission and surveillance, for the fiscal years ended December 31, 2010, 2009 and 2009 were $3,742,242, $3,373,427 and $4,158,064, respectively. They are recorded as a component of selling, general and administrative expenses.

The Authority pays for various expenses for the Tribal Gaming Commission and surveillance.  The Tribal Gaming Commission and surveillance expenses are recorded in Gaming Commission and surveillance expenses on the Statement of Revenues, Expenses and Changes in Net Assets (Deficit).  Gaming Commission and surveillance expense for the fiscal years ended December 31, 2010, 2009 and 2008 were $3,186,840, $3,790,797 and $3,694,674, respectively.

The Tribe has incurred expenses on behalf of the Authority that relate to the development of land adjacent to the Tribe’s reservation, the Dugan Property, which is expected to include an additional access road to the Casino.  Total expenditures previously incurred and subsequently reimbursed to the Tribe for the years ended December 31, 2010, 2009 and 2008 were $0, $12,800 and $0.3 million, respectively. To date, the Authority capitalized approximately $1.5 million related to the Dugan Property.

The Tribe incurred approximately $67 million in total expenses on behalf of the Authority for master planning of the proposed resort and infrastructure improvements on the reservation that benefit the Casino.  Almost all of such expenditures were incurred prior to 2009 before construction was suspended.  The Authority reimbursed the Tribe $40.6 million through 2008 and $11.8 million during 2009.  On January 8, 2010, the Authority’s Board of Directors authorized the reimbursement of the Tribe in an amount not to exceed approximately $14.9 million of construction costs.  The approval included a payment reimbursement schedule to the Tribe of $2.7 million on January 18, 2010, $400,000 monthly from February 1, 2010 through April 1, 2010, and $700,000 monthly thereafter without exceeding $14.9 million. The Authority reimbursed the Tribe $9.5 million during the fiscal year ended December 31, 2010.  A remaining balance of $4.7 million is included in Payable to Tribe in the Balance Sheet at December 31, 2010.  When the reimbursement payments are made or accrued, the related amounts are capitalized and reflected in construction-in-progress.  The reimbursed costs consist of engineering and design costs related to the proposed master plan development, including electrical, HVAC, landscaping, interior design services and consulting fees for legal and feasibility services, as well as the construction costs of the lower Acorn Road.

The Tribe incurred expenses related to the reinforcement of the slope on the northwest side of the Reservation near the Casino.  On May 19, 2010, the Authority’s Board of Directors authorized the reimbursement to the Tribe in an amount not to exceed $0.9 million and an additional $2.4 million was approved in August 2010.  On October 13, 2010, the Authority’s Board of Directors authorized the reimbursement to the Tribe not to exceed $3.5 million.  As of December 31, 2010, the Casino has incurred approximately $3.5 million in construction costs of which $1.3 million is accrued in Payable to Tribe.  We currently expect that the cost of this project will not exceed $3.8 million.

The Authority reserved 50 recreational vehicle spaces and 10 campsite spaces at Alexander RV Park and Campground for casino guests.  Alexander RV Park and Campground is a wholly owned subsidiary of the Tribe.  The cost of reserving the parking spaces and campsite spaces for the fiscal years ended December 31, 2010, 2009 and 2008 was $284,775, $271,215 and $258,300, respectively.

5.                                      CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following, as of December 31:

	December 31, 2010	December 31, 2009

Operating accounts	$15,030,350	$16,281,764
Money market accounts	15,123,048	10,095,039
Cash on hand	6,560,025	5,240,704

Cash and cash equivalents	36,713,423	31,617,507
Restricted cash	4,329,843	7,097,526

Total cash and cash equivalents and restricted cash	$41,043,266	$38,715,033

Deposits — Custodial credit risk is the risk that in the event of a bank failure, the Authority’s deposits (cash in checking, sweep, and money market accounts held with its third-party administrator) may not be returned to it.  The Authority does not have a deposit policy for custodial credit risk.  As of December 31, 2010 and 2009, approximately $34,335,858 and $34,009,525, respectively, of the Authority’s bank balance for these deposits of $34,835,858 and $34,580,666, respectively, was exposed to custodial credit risk, as it was uninsured and uncollateralized.

6.                                      CAPITAL ASSETS

Capital assets at December 31, 2010 and December 31, 2009 consisted of the following:

	Balance, as of December 31, 2009	Additions	Dispositions	Transfers In(Out)	Balance, as of Dec 31, 2010

Building and improvements	$131,361,604	$1,197,602	$—	$348,149	$132,907,355
Furniture, fixtures and equipment	35,102,290	2,240,358	(3,622,481)	65,847	33,786,014
Less accumulated depreciation	(60,121,221)	(9,849,424)	3,622,481	—	(66,348,164)
	106,342,673	(6,411,464)	—	413,996	100,345,205
Construction in Progress	59,588,618	18,121,097	—	(413,996)	77,295,719
Capital assets - net	$165,931,291	$11,709,633	$—	$—	$177,640,924

Capital assets as of December 31, 2009 and December 31, 2008 consisted of the following:

	Balance, as of December 31, 2008	Additions	Dispositions	Transfers In(Out)	Balance, as of December 31, 2009
Building and improvements	$130,357,841	$131,248	$—	$872,515	$131,361,604
Furniture, fixtures and equipment	34,143,554	4,816,845	(4,077,810)	219,701	35,102,290
Less accumulated depreciation	(54,484,916)	(9,554,176)	3,917,871	—	(60,121,221)
	110,016,479	(4,606,083)	(159,939)	1,092,216	106,342,673
Construction in Progress	45,599,195	15,081,639	—	(1,092,216)	59,588,618
Capital assets - net	$155,615,674	$10,475,556	$(159,939)	$—	$165,931,291

7.                                      ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31, 2010 and December 31, 2009:

	December 31,	December 31,
	2010	2009

Accrued in-house progressive slot jackpots	$1,484,514	$1,587,748
Accrued payroll and related benefits	1,778,036	1,514,557
Accrued interest	3,250,000	3,250,000
Accrued other expenses	1,464,396	1,343,068
Total accrued liabilities	$7,976,946	$7,695,373

8.                                       LONG-TERM DEBT

Long-term debt consisted of the following as of December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009

9-3/4% Senior Notes, net of unamortized issue discount of $281,038 and $618,288. Due November 2011	$199,718,962	$199,381,712
Vehicle and Slot Notes	—	492,203

Total Long-Term Debt	199,718,962	199,873,915
Less: current portion	(199,718,962)	(492,203)

Total long-term-debt - net of current maturities	$—	$199,381,712

On November 7, 2003, the Authority issued the Senior Notes. The proceeds were utilized to fund an expansion project, which included three parking structures, related infrastructure improvements, repayment of various debt and advances and fund payment of various accruals and payables, as well as to increase cash on hand. The proceeds were also utilized to fund a land purchase (the Dugan Property) and settle litigation.  The Senior Notes are collateralized by a first priority pledge of the Authority’s revenue and substantially all of the existing and future tangible and intangible personal property. The Authority may redeem the Senior Notes prior to maturity, in whole or in part, at a redemption price that is equal to par, plus accrued and unpaid interest.  The $200 million principal payment is due November 1, 2011.  The interest during 2011 amounts to approximately $16.3 million.

The Authority’s long-term debt is recorded at an amortized historical cost basis.  The fair value of the Senior Notes was approximately $181.0 million as of December 31, 2010 based on level one inputs, quoted prices in active markets.

9.                                      EMPLOYEE BENEFIT PLAN

The Authority participates in a 401(k) Plan, a retirement plan (the “Plan”), which is qualified under Section 401(k) of the Internal Revenue Code.  The Plan is a defined contribution plan administered by an insurance company and is available to all eligible employees of the Casino who have attained age 21 and have at least three months of eligible service as defined in the Plan.  The Plan participants may contribute up to 100 percent of their eligible pretax compensation, subject to legal limitations.  In 2008, a change was made to allow employees to contribute up to 50 percent of their eligible pretax compensation.  The Authority, at its discretion, will make matching contributions.  Any forfeiture due to employee terminations reduces future Casino contributions.  Participants become vested in employer contributions, as well as any earnings thereon, over a three-year period at the rate of 30 percent, 60 percent and 100 percent at the end of each year, respectively.  Employee contributions to the Plan were $587,211, $912,734 and $1,203,749 for the years ended December 2010, 2009 and 2008, respectively.  The Casino made matching contributions to the Plan of $236,834, $41,719 and $711,746 during the years ended December 31, 2010, 2009 and 2008, respectively.  The Casino temporarily suspended its matching contribution in January 2009 and reinstated it in March 2010.

10.                               RISK MANAGEMENT

The Casino is exposed to various risks of loss related to worker’s compensation and torts; theft of, damage to or destruction of assets; and errors or omissions.  The Casino has purchased commercial insurance policies for said risks.  There has been no significant reduction of insurance coverage, and settlements have not exceeded coverage in the past three years.  The Casino retains the risk of dental claims subject to individual limits of $2,000 to $3,000 per plan member.

11.                               OPERATING LEASES

The Authority extended its operating lease of the sprung structure that houses the casino operations.  The amended lease was scheduled to expire on June 17, 2012.  The agreement called for monthly payments of $25,395.  On January 12, 2011, the Authority purchased the sprung structure for approximately $826,000 resulting in the termination of the operating lease.  During the years ended December 31, 2010, 2009 and 2008, total rental expense was $304,740, $358,915, and $434,760, respectively.

Other operating leases include leases for office space and copiers.

The approximate aggregate minimum rental commitments under non-cancelable operating leases are listed below, excluding the sprung structure lease that terminated on January 12, 2011 as noted above.

Year Ending December 31,	Amount
2011	$313,407
2012	260,700
2013	85,033
2014	71,854
2015	11,976
$742,970

12.                               LEGAL MATTERS

In 2008, Norman Runyan, our former Chief Operations Officer, filed a wrongful termination suit against the Authority, the Casino and Mr. Harvey Hopkins, the Chairman of the Tribe and a member of our Board, in the Sonoma County Superior Court.  Mr. Runyan’s complaint asserted claims for breach of contract and several torts (wrongful termination in violation of public policy, intentional interference with contract and intentional infliction of emotional distress). He sought unspecified compensatory and punitive damages.  We believed that Mr. Runyan’s lawsuit was based on erroneous information and was without merit, and we vigorously defended against it.  In December 2008, the court dismissed the lawsuit for lack of jurisdiction. In January 2009, Mr. Runyan filed an action in the Superior Court to compel arbitration of the claims asserted in his 2008 lawsuit.  The court filed an order dismissing this action, finding that it lacked jurisdiction, that Mr. Runyan terminated and extinguished his purported employment agreement (which contained the arbitration clause he attempted to rely on), and that he waived any right to arbitration he might have had by settling and releasing all claims in a severance agreement and general release with us, the casino, and other released parties.  Mr. Runyan appealed the dismissal to the First District Court of Appeal in July 2009.  In May 2010, the Court of Appeal affirmed the Superior Court’s order in full, and the decision became final on June 28, 2010.

The Authority is involved in litigation and disputes from time to time in the ordinary course of business with vendors and patrons. The Authority believes that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on its results of operations, financial condition or cash flows.

13.                               COMPACT REVENUE SHARING TRUST FUND

Under the Compact as entered into with the State of California in September 1999, the Tribe must pay annual license fees of $900-$4,350 per Class III gaming device, based on the number of gaming device licenses approved by the state gaming commission.  The Compact does not require a license for the first 350 Class III gaming devices in use and does not require a license fee for an additional 350 machines.  Payments are due on a quarterly basis and are remitted into a state revenue sharing trust fund.  License fees expense totaled $1,335,000 for each of the years ended December 31, 2010, 2009 and 2008.

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

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”) which settled several long-standing legal disputes between Sonoma County (the “County”) and the Tribe and provides a binding framework for resolving future disputes.  Pursuant to the MOA, as amended, the Tribe has agreed to pay the County up to $75 million in mitigation fees over a 12 year period to offset impacts of the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and is intended to support the services being provided by the County.   In addition to the mitigation fees, the Tribe will pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in the County. Such in lieu fees could total as much as $25 million during the term of the MOA.  The Tribe has made the prior two payments to the County in the total amount of $10.3 million and is not currently seeking reimbursement from the Authority. Effective January 2011, the Authority will be making escalating annual payments until the $75 million has been paid and intends to make the next scheduled annual payment to the County required by the MOA in the amount of $3.5 million no later than June 30, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2011.

RIVER ROCK ENTERTAINMENT AUTHORITY

By:	/s/ David Fendrick
Name: David Fendrick
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of River Rock Entertainment Authority and in the capacities and on the dates indicated.

By:	/s/ Harvey Hopkins
Name: Harvey Hopkins
Title: Chairman
Date: March 29, 2011

By:	/s/ Salvina Norris
Name: Salvina Norris
Title: Vice Chairperson
Date: March 29, 2011

By:	/s/ Margie Rojes
Name: Margie Rojes
Title: Secretary/Treasurer
Date: March 29, 2011

By:	/s/ Marina Nojima
Name: Marina Nojima
Title: Member
Date: March 29, 2011

By:	/s/ Jim Silva
Name: Jim Silva
Title: Member
Date: March 29, 2011