Form 10-Q
period 2011-03-31
River Rock Entertainment Authority
filed 2011-05-13
CIK 1288924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,677	$36,713
Accounts receivable	42	290
Inventories	92	96
Prepaid expenses and other current assets	1,177	1,402

Total current assets	44,988	38,501

RESTRICTED CASH	4,331	4,330

CAPITAL ASSETS:
Buildings and building improvements	133,911	132,907
Furniture, fixtures and equipment	36,071	33,786
Accumulated depreciation	(68,714)	(66,348)
Construction in progress	77,750	77,296

Capital assets	179,018	177,641

DEPOSITS AND OTHER ASSETS	1,500	1,680

TOTAL ASSETS	$229,837	$222,152

LIABILITIES AND NET ASSETS

CURRENT LIABILITIES:
Accounts payable	$3,116	$1,884
Payable to Tribe, net	3,232	5,823
Accrued liabilities	13,230	7,977
Current maturities of long-term debt	199,804	199,719
Total current liabilities	219,382	215,403

COMMITMENTS AND CONTINGENCIES

NET ASSETS
Invested in capital assets-net of related debt	(20,786)	(22,078)
Restricted for capital projects	4,331	4,330
Unrestricted	26,910	24,497

Total net assets	10,455	6,749

TOTAL LIABILITIES AND NET ASSETS	$229,837	$222,152

The accompanying notes are an integral part of these unaudited interim financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN NET ASSETS (DEFICIT)

(Dollars in Thousands)

(Unaudited)

	Three-Month Period Ended
	March 31,
	2011	2010
OPERATING REVENUES:

Casino	$30,092	$30,936
Food and beverage	1,570	1,439
Other	220	257

Gross revenues	31,882	32,632

Promotional allowances	(548)	(379)

Net revenues	31,334	32,253

OPERATING EXPENSES:
Casino	4,335	3,833
Food and beverage	1,610	1,804
Selling, general, and administrative	9,660	10,563
Depreciation	2,366	2,459
Gaming commission and surveillance expense	699	768
Compact revenue sharing trust fund	334	334
Total operating expenses	19,004	19,761

INCOME FROM OPERATIONS	12,330	12,492

NON-OPERATING EXPENSE-Net:
Interest expense	(5,157)	(5,214)
Interest income	7	11

Non-operating expense-net	(5,150)	(5,203)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	7,180	7,289

DISTRIBUTIONS TO TRIBE	(3,474)	(3,398)

CHANGES IN NET ASSETS	3,706	3,891

NET ASSETS (DEFICIT) -Beginning of period	6,749	(5,324)

NET ASSETS (DEFICIT) -End of period	$10,455	$(1,433)

The accompanying notes are an integral part of these unaudited interim financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Three-Month Period Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$31,472	$32,196
Cash paid for salaries and benefits	(7,254)	(6,625)
Cash paid to suppliers	(8,415)	(10,859)
Cash paid for compact revenue sharing trust fund	(334)	(334)

Net cash provided by operating activities	15,469	14,378

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Payments of debt	—	(304)
Payments of offering cost in connection with refinancing of debt	(8)	—
Purchases of capital assets	(1,977)	(2,900)
Transfers to the Tribe for development costs	(2,100)	(3,500)
Transfers to the Tribe for slope reinforcement	(952)	—
Change in restricted cash	(1)	(2)
Other	—	(42)

Net cash used in capital and related financing activities	(5,038)	(6,748)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Interest income	7	11

CASH FLOWS USED IN NON-CAPITAL FINANCING ACTIVITIES:

Distributions to Tribe	(3,474)	(3,398)

CHANGE IN CASH AND CASH EQUIVALENTS	6,964	4,243

CASH AND CASH EQUIVALENTS, Beginning of the period	36,713	31,618

CASH AND CASH EQUIVALENTS, End of the period	$43,677	$35,861

The accompanying notes are an integral part of these unaudited interim financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Three-Month Period Ended March 31,
	2011	2010
RECONCILIATION OF INCOME FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Income From Operations	$12,330	$12,492

Adjustments to reconcile operating income to net cash provided by operating activities:
Depreciation	2,366	2,459
Changes in operating assets and liabilities:
Accounts receivable	248	40
Inventories	4	12
Prepaid expenses and other current assets	225	182
Deposit and other assets	(67)	—
Accounts payable	(54)	(1,266)
Related party payable	161	—
Accrued liabilities	256	459
Total adjustments	3,139	1,886

NET CASH PROVIDED BY OPERATING ACTIVITIES	$15,469	$14,378

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:

Acquisition of property and equipment through accounts payable	$1,513	$225
Acquisition of property and equipment through transfers to Tribe for development costs	$—	$11,086
Acquisition of property and equipment through transfers to Tribe for slope reinforcement	$300	$—

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

2.                                BASIS OF PRESENTATION, UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited condensed financial statements of the Authority, presented herein are presented on the same basis and can be compared to the audited financial statements reported in the Authority’s 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”). The accompanying condensed balance sheet as of December 31, 2010 has been derived from the audited financial statements included in the Authority’s Annual Report on Form 10-K for the year ended December 31, 2010.

River Rock Entertainment Authority has made its disclosures in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting, but condensed or omitted certain information and disclosures normally included in notes to financial statements in accordance with the SEC’s rules and regulations. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto in the Authority’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of the Authority’s management, the accompanying unaudited interim condensed financial statements contain all adjustments (consisting of normal recurring adjustments) to fairly present the Authority’s condensed financial position as of March 31, 2011 and the condensed statements of revenues, expenses and changes in net assets (deficit) for the three month periods ended March 31, 2011 and 2010. The condensed statements of revenues, expenses and changes in net assets (deficit) and condensed cash flows for all periods presented are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.

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

FASB has issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.” This ASU requires certain new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (A) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (B) In the reconciliation for fair value measurements using significant unobservable inputs, Level 3, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: (A) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (B) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this standard had no effect on the Authority’s financial position or result of operations.

FASB has issued ASU No. 2010-16, “Entertainment — Casinos (Topic 924) — Accruals for Casino Jackpot Liabilities.”  This ASU addresses the accounting for casino base jackpot liabilities, specifically, whether an entity accrues liabilities for a base jackpot before it is won if the entity is not required to award the base jackpot.  This ASU clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot.  Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot.  This guidance applies to both base and progressive jackpots.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this statement did not have a material impact on the Authority’s financial position or results of operations.

In December 2010, the GASB issued Statement No. 62, Codification of Accounting and Financial Reporting Guidance Contained in Pre-November 30, 1989 FASB and AICPA Pronouncements. The Statement incorporates into GASB’s authoritative literature the applicable guidance previously presented in the following pronouncements issued before November 30, 1989:

•                  FASB Statements and Interpretation.

•                  Accounting Principles Board Opinions.

•                  Accounting Research Bulletins of the American Institute of Certified Public Accountants (AICPA) Committee on Accounting Procedure.

While the guidance included largely has been taken “as is” from the original FASB and AICPA pronouncements, it has been modified when appropriate to relate specifically to the governmental environment to increase its usefulness to this audience. By incorporating and maintaining this guidance in a single source, the Statement reduces the complexity of locating and using authoritative literature needed to prepare state and local government financial reports. It also eliminates the need for the financial statement preparers and auditors to determine which FASB and AICPA pronouncement provisions apply to state and local governments. The requirements of Statement No. 62 are effective for financial statements for periods beginning after December 15, 2011, which for the Authority will be the beginning of fiscal year 2012. We do not expect the adoption of this statement to have a material impact on the Authority’s financial statements.

Use of Estimates —The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include legal and other contingencies, obligations under players’ club programs and useful lives and recoverability of long-lived assets. Actual results could differ from these estimates.

Cash and Cash Equivalents — The Authority considers all highly liquid investments with a maturity of three months or less at date of purchase as cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value. Cash and cash equivalents include cash on hand, cash on deposit with banks and highly liquid investments.  The Federal Deposit Insurance Corporation (“FDIC”) has insured $0.3 million of the cash on deposit at an FDIC member bank. The Authority believes that there is little risk of loss regarding the uninsured amounts of cash and cash equivalents on deposit with the banks.

Restricted Cash — Restricted cash accounts were established from net proceeds from the Notes Offering and investment earnings thereon set aside in construction financing accounts, for construction costs for related infrastructure improvements and construction contingencies. It also included funds that were reserved for construction contingencies and the funds for the development of the Dugan Property, an approximately 18-acre parcel of land adjacent to the Tribe’s reservation. The restricted cash is held in escrow accounts that can only be used for authorized construction disbursements until the related projects are completed.  These escrow accounts are invested in money market accounts, which generate interest on a monthly basis. The FDIC insures $0.3 million of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow accounts. Restricted cash was $4.3 million at March 31, 2011 and December 31, 2010 .  At March 31, 2011, restricted cash includes funds available for land development, more specifically the emergency access road which will be used to further develop either the Dugan Road or an alternate access road that will meet the requirement of our Memorandum of Agreement with Sonoma County.

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

Capitalized interest — The interest cost associated with major development and construction projects is capitalized and included in the cost of the asset.  Capitalization of interest ceases when the project is substantially complete or when development activity is suspended.  The Authority capitalized interest of approximately $0.1 million for the three months ended March 31, 2011 and none during the three months ended March 31, 2010.

Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets were $1.2 million and $1.4 million as of March 31, 2011 and December 31, 2010, respectively, which includes prepaid insurance, prepaid uniforms and prepaid supplies.

Deposits and Other Assets — As of March 31, 2011 and December 31, 2010, respectively, deposits and other assets mainly represent $0.6 million and $0.9 million in remaining legal fees and other issuance costs related to the issuance of the Authority’s 9 ¾% Senior Notes due 2011 (the “Senior Notes”) under the Indenture, dated November 7, 2003 (the “Indenture”). Each of the March 31, 2011 and December 31, 2010 balances also includes $0.7 million of capitalized costs incurred in connection with efforts to refinance the Senior Notes.

Accrued Liabilities — Accrued liabilities consist of accrued interest, accrued payroll and other accrued liabilities.

Progressive Jackpots Liabilities —The Casino has a number of progressive jackpot slot machines.  As bets are made, the amount available to win increases and will be paid out when the appropriate winning combination occurs.  The Casino has recorded the progressive jackpots as a liability, with a corresponding charge against gaming revenue, of $1.2 million and $1.5 million as of March 31, 2011 and December 31, 2010, respectively.  Also, the Casino has available for customer play wide area progressive slot machines that are interlinked with other unrelated casinos.  These machines are monitored and maintained by the vendor and the Casino is required to remit a percentage of coin-in to the respective vendor.  The Casino records a charge against revenue for the portion of the fee applied to the wide area progressive jackpots.  Amounts recorded against revenue for the portion of the fee applied to the wide area progressive jackpots were approximately $0.3 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.  All other administrative charges are recorded in operating expenses.

Accrued Players Club — The Authority has recorded a liability related to free play, prizes and cash incentives earned by the members of our Players Club. The Authority has recorded the estimated redemption of the liability as contra-revenue in the accompanying statements of revenues, expenses and changes in net assets (deficit).

Contingencies — The Authority assesses its exposure to loss contingencies, including legal matters, and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of March 31, 2011, management determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required and such accruals may be material.

Authority net assets — Investments in capital assets, net of related debt, consist of capital assets, net of accumulated depreciation, reduced by the outstanding balances of any borrowings used for the acquisition, construction or improvement of those assets.  Investment in capital assets, net of related debt, excludes unspent debt proceeds.  Restricted net assets represent amounts that are appropriated or are legally segregated for a specific purpose.  The Authority’s net assets are reported as restricted when there are limitations imposed on their use, either through the enabling legislation adopted by the Authority or through external restrictions imposed by creditors, laws, or regulations of other governments.

Casino Revenues—The Authority recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive slot jackpots and certain player incentives, when earned by the customer.

Food and Beverage Revenues — The Authority recognizes as food and beverage revenues the proceeds from its food and beverage venues. The Authority continues to distribute non-alcoholic beverages without cost in the gaming area for playing guests.

Other Revenues — Other revenues are comprised of commissions on ATM and vending machine transactions.

Promotional Allowances — The retail value of food and beverages provided to customers without charge or at a discount is included in food and beverage revenues and then deducted as promotional allowances. Such amounts included in food and beverage revenues for the three months ended March 31, 2011 and 2010 were $0.5 million and $0.4 million, respectively.

Food and Beverage Expenses — Food and beverage expenses include cost of goods sold related to providing food and beverage to our customers. The estimated costs of providing complimentary products and services are reflected in Casino expenses.

Advertising Costs — Advertising costs are expensed as incurred or when an advertisement is first aired or circulated. Advertising costs included in selling, general and administrative expenses for the three months ended March 31, 2011 and 2010 were $0.9 million and $1.5 million, respectively.

Gaming Commission and Surveillance Expenses — The Authority pays for various expenses for the Tribal Gaming Commission and Surveillance.  Such expenses include salaries and wages and related benefits for Regulatory, Surveillance and office staff, training, audit fees, background checks and licensing.

Income Taxes —As a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian tribe, the Authority is a non-taxable entity for purposes of federal and state income taxes.

Distributions to Tribe — Distributions to Tribe are made up of permitted and service payments under the covenants of the Indenture.  They are included in the Statements of Revenues, Expenses and Changes in Net Assets (deficit) as distributions to Tribe allowed pursuant to the Indenture.  Total distributions to the Tribe for the three months ended March 31, 2011 and 2010 were $3.5 million and $3.4 million, respectively.

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

The Authority pays for various expenses for the following departments operated by the Tribe:  Tribal Gaming Commission including surveillance, and plant operations and human resources. These departmental expenses include but are not limited to payroll and related expenses, legal, and other operational expenses. Total amounts billed by the Tribe to the Casino for these departments, excluding Tribal Gaming Commission and surveillance, for the three months ended March 31, 2011 and 2010 were $0.9 million and $1.0 million, respectively.  These amounts are recorded as a component of selling, general and administrative expenses.

The Authority pays for various expenses for the Tribal Gaming Commission and surveillance. The Tribal Gaming Commission and surveillance expenses are recorded in Gaming Commission and surveillance expenses on the Statements of Revenues, Expenses and Changes in Net Assets (deficit).  Gaming Commission and surveillance expenses for the three months ended March 31, 2011 and 2010 were $0.7 million and $0.8 million, respectively.

The Tribe has incurred expenses on behalf of the Authority that relate to the development of land adjacent to the Tribe’s reservation, the Dugan Property, which is expected to include an additional access road to the Casino.  To date, the Authority capitalized approximately $1.5 million related to the Dugan Property.

The Tribe incurred approximately $67 million in total expenses on behalf of the Authority for master planning of the proposed resort and infrastructure improvements on the reservation that benefit the Casino. Almost all of such expenditures were incurred prior to 2009 before the construction was suspended.  The Authority reimbursed the Tribe approximately $52.4 million through 2009.  In January 2010, the Authority’s Board of Directors authorized the reimbursement of the Tribe in an amount not to exceed approximately $14.9 million of construction costs.  The approval included a payment reimbursement schedule to the Tribe of $2.7 million on January 18, 2010, $0.4 million monthly from February 1, 2010 through April 1, 2010 and $0.7 million monthly thereafter without exceeding $14.9 million.  The Authority reimbursed the Tribe $9.5 million during the fiscal year ended December 31, 2010 and $2.1 million for the three months ended March 31, 2011. A remaining balance of $2.6 million is included in Payable to Tribe in the Condensed Balance Sheet at March 31, 2011.  When the reimbursement payments are made or accrued, the related amounts are capitalized and reflected in construction-in-progress. The reimbursed costs consist of engineering and design costs related to the proposed master plan development, including electrical, HVAC, landscaping, interior design services and consulting fees for legal and feasibility services, as well as the construction costs of the lower Acorn Road.

The Tribe incurred expenses related to the reinforcement of the slope on the northwest side of the Reservation near the Casino.  In May 2010, the Authority’s Board of Directors authorized the reimbursement to the Tribe in an amount not to exceed $0.9 million and an additional $2.4 million was approved in August 2010.  In October 2010, the Authority’s Board of Directors authorized the reimbursement to the Tribe not to exceed $3.5 million and an additional $0.3 million was approved in March 2011.  As of March 31, 2011, the Casino has incurred approximately $3.8 million in construction costs of which approximately $0.7 million is accrued in Payable to Tribe.  The Authority currently expects that the cost of this project will not exceed $3.8 million.

6.             CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of March 31, 2011 and December 31, 2010 (Dollars in Thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
Operating accounts	$16,850	$15,030
Money market accounts*	22,129	15,123
Cash on hand	4,698	6,560
Cash and cash equivalents	43,677	36,713

Restricted cash	4,331	4,330

Total cash and cash equivalents and restricted cash	$48,008	$41,043

*Represents level 1 fair value measurement, quoted prices in active markets for identical items.

Deposits — Custodial credit risk is the risk that in the event of a bank failure, the Authority’s deposits (cash in checking, sweep, and money market accounts held with its third-party administrator) may not be returned to it.  The Authority does not have a deposit policy for custodial credit risk.  As of March 31, 2011 and December 31, 2010 approximately $42.9 million and $34.3 million, respectively, of the Authority’s bank balance for deposits of $43.6 million and $36.7 million, respectively, were exposed to custodial credit risk, as it was uninsured and uncollateralized

7.             CAPITAL ASSETS

Capital Assets at March 31, 2011 and December 31, 2010 consisted of the following (Dollars in Thousands):

	Balance, as of December 31, 2010	Additions	Dispositions	Transfers In(Out)	Balance, as of March 31, 2011
					(unaudited)
Building and improvements	$132,907	$1,000	$—	$4	$133,911
Furniture, fixtures and equipment	33,786	2,285	—	—	36,071
Less accumulated depreciation	(66,348)	(2,366)	—	—	(68,714)
	100,345	919	—	4	101,268
Construction in Progress	77,296	458	—	(4)	77,750
Capital assets - net	$177,641	$1,377	$—	$—	$179,018

Construction in progress consists primarily of payments to the tribe and various vendors related to the Authority’s master plan development and land improvements. It also includes $3.8 million relating to the slope reinforcement (see Note 5). Substantially all of the Authority’s personal property is pledged as collateral to secure its debt.

8.         ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of March 31, 2011 and December 31, 2010 (Dollars in Thousands):

	March 31,	December 31,
	2011	2010
	(unaudited)
Accrued in-house progressive slot jackpots	$1,244	$1,485
Accrued payroll and related benefits	2,127	1,778
Accrued interest	8,125	3,250
Accrued other expenses	1,734	1,464
Total accrued liabilities	$13,230	$7,977

9.             LONG-TERM DEBT

Long-term debt consisted of the following as of March 31, 2011 and December 31, 2010 (Dollars in Thousands):

	March 31,	December 31,
	2011	2010
	(Unaudited)

9-3/4% Senior Notes, net of unamortized issue discount of $197 and $281. Due November 2011	$199,804	$199,719

Total Long-Term Debt	199,804	199,719
Less: current portion	(199,804)	(199,719)

Total long-term-debt - net of current maturities	$—	$—

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

The Authority’s long-term debt is recorded at an amortized historical cost basis.  The fair value of the Senior Notes was approximately $171.5 million as of March 31, 2011 based on level one inputs, quoted prices in active markets.

10.                   EMPLOYEE BENEFIT PLAN

The Authority participates in a 401(k) plan, a retirement plan (the “Plan”), which is qualified under Section 401(k) of the Internal Revenue Code.  The Plan is a defined contribution plan administered by an insurance company and is available to all eligible employees of the Casino who have attained age 21 and have at least three months of eligible service as defined in the Plan.  The Plan participants may contribute up to 50 percent of their eligible pretax compensation, subject to legal limitations.  The Authority, at its discretion, will make matching contributions.  Any forfeiture due to employee terminations reduces future Casino contributions.  Participants become vested in employer contributions, as well as any earnings thereon, over a three-year period at the rate of 30 percent, 60 percent and 100 percent at the end of each year, respectively. Employee contributions to the Plan were $0.1 million for the three months ended March 31, 2011, and 2010. The Casino made matching contributions to the Plan of approximately $77,000 and $11,000 during the three months ended March 31, 2011 and 2010, respectively. The Casino temporarily suspended its matching contribution in January 2009 and reinstated it in March 2010.

11.                    RISK MANAGEMENT

The Casino is exposed to various risks of loss related to worker’s compensation and torts; theft of, damage to or destruction of assets; and errors or omissions.  The Casino has purchased commercial insurance policies for said risks.  There has been no significant reduction of insurance coverage, and settlements have not exceeded coverage in the past three years.  The Casino retains the risk of dental claims subject to individual limits ranging from $2,000 to $3,000 per plan member.

12.                   LEASES

The Authority extended its operating lease of the sprung structure that houses the Casino operations.  The amended lease was to expire on June 17, 2012.  On January 12, 2011, the Authority purchased the sprung structure for approximately $0.8 million resulting in the termination of the operating lease. Total rental expense was $0.1 million for the three months ended March 31, 2010 and was insignificant for the three months ended March 31, 2011

Other operating leases include leases for office spaces and copiers.

13.                   LEGAL MATTERS

The Authority is involved in litigation and disputes from time to time in the ordinary course of business with vendors and patrons. The Authority believes that the aggregate liability, if any, arising from such litigation or disputes will not have a material adverse effect on its results of operations, financial condition or cash flows.

14.                   COMPACT REVENUE SHARING TRUST FUND

Under the Compact as entered into with the State of California in September 1999, the Tribe must pay annual license fees for Class III gaming devices, based on the number of gaming device licenses approved by the state gaming commission.  The Compact does not require a license for the first 350 Class III gaming devices in use and does not require a license fee for an additional 350 machines.  Payments are due on a quarterly basis and are remitted into a state revenue sharing trust fund.  License fees expense totaled $0.3 million for each of the three months ended March 31, 2011 and 2010.

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

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”) which settled several long-standing legal disputes between Sonoma County (the “County”) and the Tribe and provides a binding framework for resolving future disputes.  Pursuant to the MOA, as amended, the Tribe has agreed to pay the County up to $75 million in mitigation fees over a 12 year period to offset impacts of the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and is intended to support the services being provided by the County. In addition to the mitigation fees, the Tribe will pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in the County. Such in lieu fees could total as much as $25 million during the term of the MOA.  The Tribe has made the prior two payments to the County in the total amount of $10.3 million and is not currently seeking reimbursement from the Authority. Effective January 2011, the Authority will be making escalating annual payments until the remainder of the $75 million has been paid and intends to make the next scheduled annual payment to the County required by the MOA in the amount of $3.5 million no later than June 30, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed financial statements and related notes included in Item 1 of this report.

Overview

We are an unincorporated governmental instrumentality of the Tribe that owns and operates the Casino.  We offer Class III slot and video poker gaming machines, house banked table games (including Blackjack and Mini-baccarat), and a wide range of food and beverage offerings.

Recent Operational Highlights

As part of the effort to enhance the overall appeal of our casino, we completed a reconfiguration of our gaming floor in April 2009.  This effort has resulted in the reduction of approximately 300 slot machines and 2 table games.  The Tribe maintained our contractual rights under the Compact to operate a total of 1,600 slot machines in our casino.  We considered many factors such as peak period demand, per unit productivity and player comfort in our analysis to ensure that the reduction of gaming devices will not adversely impact our revenues. Throughout 2011, we continued to refine the configuration of our gaming floor.

A targeted, cost-efficient renovation project was completed in our fiscal year ended December 31, 2009 as part of an overall strategic operating plan for the casino. In previous anticipation of building a new casino resort, the current facility had not been upgraded for several years.  In addition to the physical plant of the gaming operation, furniture, fixtures, equipment and gaming software was neither replaced nor repaired to adequately service the needs of the business. The overall appearance and appeal of the casino was insufficient to meet basic customer requirements.  Major components of the renovation project included upgrading slot accounting software, slot and table player tracking software, adding new carpeting, new slot chairs, interior and exterior signage and the replacement of paint and wallpaper.  To further enhance the overall gaming experience and appeal to a broader spectrum of potential gamers, two additional food amenities were constructed.  Fortune Café, with 64 seats, offers a quick service, cook-to-order Asian-themed menu and is designed to be a high-margin, high-volume, quick turn restaurant and the Center Stage Bar & Grill, with 64 seats, offers “bar top” video poker games, was recently expanded to include a casual dining area and an upgraded stage and sound system that hosts live music and entertainment on the weekends.

In an ongoing effort to improve the overall appearance and appeal of the Casino to meet customer requirements, we completed two additional renovation projects in 2010.  The first project, a high-limit room offering high-limit slot machines and table games, comfortable seating, a bar with food and beverage service, and a private restroom was directed to appeal to a higher end player.  The second project, Lucky Dogz, is a 24-hour snack shop serving hot dogs, sandwiches, salads, snacks and drinks.

In January 2011, the poker tables were removed to make way for approximately 60 penny denomination slot machines that were placed in service in February 2011.

The construction of our new casino resort has temporarily been postponed due to lack of available financing.  We are actively reviewing our financing options and remain “shovel ready” to proceed.

The Senior Notes mature on November 1, 2011. We expect to enter the financing market after we resolve ongoing negotiations with Sonoma County regarding our MOA, which include issues such as the timing of our future payments to the County and details regarding the grading and location of the required emergency access road that would significantly impact the cost of construction.  While we expect to be able to refinance this debt, there can be no assurances that this in fact will occur.

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

•                              Contingencies — We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of March 31, 2011, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change materially, the addition of accruals for such items in future periods may be required.

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

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2011 and 2010

(Dollars in Millions)

			Dollar	Percentage
	March 31,		Variance	Variance
	2011	2010	2011 vs. 2010	2011 vs. 2010
OPERATING REVENUES:

Casino	30.1	30.9	(0.8)	-2.7%
Food and beverage	1.6	1.4	0.1	9.1%
Other	0.2	0.3	—	-14.4%

Gross revenues	31.9	32.6	(0.8)	-2.3%

Promotional allowances	(0.5)	(0.4)	0.2	44.6%

Net revenues	31.3	32.3	(0.9)	-2.8%

OPERATING EXPENSES:
Casino	4.3	3.8	0.5	13.1%
Food and beverage	1.6	1.8	(0.2)	-10.8%
Selling, general, and administrative	9.7	10.6	(0.9)	-8.5%
Depreciation	2.4	2.5	(0.1)	-3.8%
Gaming commission and surveillance expense	0.7	0.8	(0.1)	-9.0%
Compact revenue sharing trust fund	0.3	0.3	—	0.0%

Total Operating expenses	19.0	19.8	(0.8)	-3.8%

INCOME FROM OPERATIONS	12.3	12.5	(0.2)	-1.3%

NON-OPERATING EXPENSE-Net:
Interest expense	(5.2)	(5.2)	(0.1)	-1.1%
Interest income	—	—	—	-36.4%

Non-operating expense-net	(5.2)	(5.2)	(0.1)	-1.0%

INCOME BEFORE DISTRIBUTIONS TO TRIBE	7.2	7.3	(0.1)	-1.5%

Results of Operations

Comparison of the three months ended March 31, 2011 and 2010

Net revenues. Net revenues for the three months ended March 31, 2011 decreased by $0.9 million to $31.3 million, from $32.3 million for the three months ended March 31, 2010.  We believe the decrease in net revenues is attributable to the quarterly variation of slot hold percentages between the first quarter of 2011 and the first quarter of 2010. Approximately 96.0% of our net revenues were from our gaming activities in the first quarter of 2011, as compared to 95.9% in the comparable prior year period.  We generated $27.4 million or 87.4% of our net revenues, net of respective player incentives of $3.2 million, from gaming devices, and $2.7 million, or 8.6% of our net revenues, net of respective player incentives of approximately $40,000, from table games and poker for the three months ended March 31, 2011, as compared to $28.0 million or 86.7% of our net revenues, net of respective player incentives of $2.8 million, from gaming devices, and $3.0 million or 9.2% of net revenues,from table games and poker for the three months ended March 31, 2010.  Our win per slot machine per day was $240 for the three months ended March 31, 2011, which decreased by $17 from $257 for the three months ended March 31, 2010.  We had an average number of slot machines of 1,269 for the three months ended March 31, 2011, compared to 1,211 for the three months ended March 31, 2010. At March 31, 2011, we had 1,301 slot machines on the gaming floor.  In January 2011, the poker room was closed and converted to space for approximately 60 penny denomination slot machines that were placed in service in February 2011.

We generated $1.0 million in food and beverage sales for the three months ended March 31, 2011, compared to $1.1 million for the three months ended March 31, 2010 net of promotional allowances .  The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. We do not provide complimentary alcoholic beverages to our patrons.

Promotional allowances. Promotional allowances for the three months ended March 31, 2011 were $0.5 million, or 1.7% of net revenues, compared to $0.4 million, or 1.2% of net revenues, for the three months ended March 31, 2010.

Operating expenses. Operating expenses for the three months ended March 31, 2011 were $19.0 million, or 60.6% of net revenues, compared to $19.8 million, or 61.3% of net revenues, for the three months ended March 31, 2010. The decrease in operating expenses is attributable to expense reductions due to cost saving measures we adopted to adjust for a slight decline in customer demand.

Casino expense includes costs associated with our gaming operations and an allocation of food and beverage expense related to the cost of complimentary activities.  Casino expense for the three months ended March 31, 2011 was $4.3 million, or 14.4% of Casino revenues, compared to $3.8 million, or 12.4% of casino revenues, for the three months ended March 31, 2010.

Food and beverage expense for the three months ended March 31, 2011 was $1.6 million, or 157.4% of food, beverage and retail revenue, net of promotional allowances, compared to $1.8 million, or 170.1% of food and beverage revenue, net of promotional allowances for the three months ended March 31, 2010.  Our food and beverage expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

Selling, general and administrative expense for the three months ended March 31, 2011 decreased by $0.9 million to $9.7 million, or 30.8% of net revenues, from $10.6 million, or 32.8% of net revenues, for the three months ended March 31, 2010.  The decrease in selling, general and administrative expense is attributable primarily to a decrease in advertising expenses.

Depreciation expense for the three months ended March 31, 2011 was $2.4 million compared to $2.5 million for the three months ended March 31, 2010.  Depreciation expense was computed using the straight-line method over the useful life of property, plant and equipment. The decrease in depreciation expense is due to an increase in the amount of our assets becoming fully depreciated.

Gaming Commission and surveillance expense for the three months ended March 31, 2011 was $0.7 million compared to $0.8 million for the three months ended March 31, 2010. The decrease is due to reduction in staff and related payroll expenses and benefits.

The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices we are allowed to operate.  Revenue sharing trust fund fees assessed were $0.3 million for each of the three months ended March 31, 2011 and 2010.

Income from operations. Income from operations for the three months ended March 31, 2011 was $12.3 million, or 39.4% of net revenues, compared to $12.5 million, or 38.7% of net revenues, for the three months ended March 31, 2010.  The decrease in income from operations is primarily attributable to the variation in slot hold percentages between the first quarter of 2011 and 2010.  Offsetting the decrease in revenues was the decrease in operating expenses from our cost saving measures.

Non-operating expense, net. Non-operating expense, net for the three months ended March 31, 2011 was $5.2 million, or 16.4% of net revenues, compared to $5.2 million or 16.1% of net revenues, for the three months ended March 31, 2010, primarily representing interest expense for both periods.  Interest costs capitalized in the three months ended March 31, 2011 was $0.1 million.

Income before distributions to Tribe. Income before distributions to the Tribe for the three months ended March 31, 2011 was $7.2 million, or 22.9% of net revenues, compared to $7.3 million, or 22.6% of net revenues, for the three months ended March 31, 2010

Distributions to the Tribe. Distributions to the Tribe for the three months ended March 31, 2011 were $3.5 million, compared to $3.4 million for the three months ended March 31, 2010.

Liquidity and Capital Resources

Since our inception, we have funded our capital expenditures and working capital requirements primarily through debt financing, gaming equipment supplier financing, other financing, and operating cash flow.

Construction of our Casino and infrastructure improvements commenced on April 1, 2002. As of March 31, 2011, we had spent approximately $247.7 million, net of disposals, on the planning, development and construction of our casino, infrastructure and furniture, fixtures and equipment. We financed the development with borrowings and development advances.

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

Pursuant to the MOA, as amended, the Tribe has agreed to pay Sonoma County up to $75 million in mitigation fees over a 12 year period to offset impacts of the potential losses and impacts to Sonoma County resulting from the Tribe’s various ongoing and proposed development projects and is intended to support the services being provided by Sonoma County.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of Sonoma County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms that may be developed by the Tribe, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in Sonoma County. Such in lieu fees could total as much as $25 million during the term of the MOA. The Tribe has made the prior two payments to the County in the total amount of $10.3 million and is not currently seeking reimbursement from us. Effective January 2011, we will be making escalating annual payments until the remainder of the $75 million has been paid. We intend to make the next scheduled annual payment to the County required by the MOA in the amount of $3.5 million no later than June 30, 2011.

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

Prior to the suspension of the master planning and related infrastructure improvements on the reservation relating to the expansion project in early 2009, the Tribe incurred approximately $67 million in total expenses on our behalf for the expansion project.  We reimbursed the Tribe approximately $52.4 million through FY 2009.  In January 2010, our Board of Directors authorized the reimbursement to the Tribe in an amount not to exceed approximately $14.9 million of costs incurred by the Tribe for the master planning of the proposed resort and our allocable share of infrastructure improvements on the Tribe’s reservation. The approval included a payment reimbursement schedule to the Tribe of $2.7 million on January 18, 2010, $0.4 million monthly from February 1, 2010 through April 1, 2010 and $0.7 million monthly thereafter without exceeding $14.9 million.  We reimbursed the Tribe $9.5 million for the fiscal year ended December 31, 2010 and $2.1 million for the three months ended March 31, 2011.  The remaining $2.6 million is included in Payable to Tribe in the Condensed Balance Sheet at March 31, 2011.  When the reimbursement payments are made or accrued, the related amounts are capitalized and reflected as construction-in-progress. The reimbursed costs consist of engineering and design costs related to the proposed master plan development, including electrical, HVAC, landscaping, interior design services and consulting fees for legal, and feasibility services, as well as the construction costs of the lower Acorn Road.

Our capital expenditures for the three months ended March 31, 2011 and 2010 were $5.0 million and $6.4 million, respectively.  The addition to capital expenditures for the three months ended March 31, 2011 consisted of construction-in-progress related to the slope reinforcement of which approximately $1.0 million was reimbursed to the Tribe; to the master plan development of our resort of which $2.1 million was reimbursed to the Tribe; as well as costs relating to remodels of our Casino and restaurants, and acquisitions of slot machines, vehicles and equipment of $2.0 million.

The Tribe incurred expenses related to the reinforcement of the slope on the northwest side of the Reservation near the Casino.  In May 2010, our Board of Directors authorized the reimbursement to the Tribe in an amount not to exceed $0.9 million and an additional $2.4 million was approved in August 2010.  In October 2010, our Board of Directors authorized the reimbursement to the Tribe not to exceed $3.5 million and an additional $0.3 million was approved in March 2011. As of March 31, 2011, we incurred approximately $3.8 million in construction costs of which $0.7 million is accrued in Payable to Tribe.  We currently expect that the cost of this project will be approximately $3.8 million.

As part of the effort to enhance the overall appeal of our casino, we completed a reconfiguration of our gaming floor in April 2009.  This effort has resulted in the reduction of approximately 300 slot machines and 2 table games.  We will maintain our contractual rights under the Compact to operate a total of 1,600 slot machines in our casino and pay the related RSTF payments.  We considered many factors such as peak period demand, per unit productivity, and player comfort in our analysis to ensure that the reduction of gaming devices will not adversely impact our revenues.  The reduction of gaming units on the casino floor has provided us an opportunity to upgrade current amenities, improve player comfort and enhance entertainment value. We are confident that these improvements, targeted at improving product appeal, will ultimately open up a greater spectrum of potential consumers within our designated market area.  In combination with our continuing effort to improve operational efficiency, upgrading our gaming technology, and refocusing our marketing efforts, we are confident that we will have set a solid foundation for improved and sustained cash flows.  Throughout 2011, we continued to refine the configuration of our gaming floor.

In an ongoing effort to improve the overall appearance and appeal of the Casino to meet customer requirements, we completed two additional renovation projects in 2010.  The first project, a high-limit room offering high-limit slot machines and table games, comfortable seating, a bar with food and beverage service, and a private restroom was directed to appeal to a higher end player.  The second project, Lucky Dogz, is a 24-hour snack shop serving hot dogs, sandwiches, salads, snacks and drinks.  In January 2011, our poker room was converted to space for approximately 60 penny denomination slot machines that were placed in service in February 2011.

As of March 31, 2011, we had cash and cash equivalents, net of restricted cash of $43.7 million, compared to $36.7 million as of December 31, 2010. We had restricted cash of $4.3 million as of March 31, 2011 and December 31, 2010, respectively.  Our principal source of liquidity during the three months ended March 31, 2011 consisted of cash flow from operating activities.

Restricted cash accounts were established from net proceeds from the Notes Offering and investment earnings thereon set aside in construction financing accounts reserved for land development, more specifically the emergency access road which will be used to further develop either the Dugan Property or an alternate access road. Our restricted cash is held in escrow accounts that can only be used for authorized construction disbursements until the related projects are completed. The balance of our restricted cash is reserved for the development of an emergency access road from our Casino to Highway 128.  Our operating account is pledged to the Trustee for the benefit of itself and the holders of the Senior Notes until disbursed in accordance with the terms of the Cash Collateral and Disbursement Agreement. Funds may generally be disbursed by our bank from the operating account for all purposes permitted by the Indenture.

Net cash used in capital and related financing activities for the three months ended March 31, 2011 was $5.0 million, compared to $6.7 million for the three months ended March 31, 2010. This decrease was attributable to several factors, which included a decrease in purchases of capital assets and decrease in transfers to the Tribe for development costs and slope reinforcement.

Cash flows provided by investing activities consisting of interest income for the three months ended March 31, 2011 and 2010 was negligible. Cash flows used in non-capital financing activities for the three months ended March 31, 2011 was $3.5 million, compared to $3.4 million for the three months ended March 31, 2010.  Cash flows used in non-capital financing activities consist of distributions to the Tribe.

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

The Senior Notes mature on November 1, 2011. We expect to enter the financing market after we resolve ongoing negotiations with Sonoma County regarding our MOA, which include issues such as the timing of our future payments to the County and details regarding the grading and location of the required emergency access road that would significantly impact the cost of construction.While we expect to be able to refinance this debt, there can be no assurances that this in fact will occur.

Contractual Obligations as of March 31, 2011

The following table summarizes our contractual obligations and commitments as of March 31, 2011, excluding those obligations and commitments to the Tribe (Dollars in Thousands):

	Total	1 Year	2-3 Years	4-5 Years	Over 5 Years
Long-term debt obligations (a)	$200,000	$200,000	$—	$—	$—
Operating lease obligations	1,439	314	616	509	—
Payments to County under MOA	64,700	3,500	11,733	11,774	37,693
Total obligations (b)	$266,139	$203,814	$12,349	$12,283	$37,693

(a)   Excluded from long-term debt obligations above are interest payments of $19.5 million payable through the maturity of the Senior Notes. The Senior Notes mature on November 1, 2011.  If refinancing were to take place prior to the maturity of our Senior Notes, we will calculate the interest due on a prorated basis.

(b)   The Compact requires us to pay a quarterly fee of $0.3 million to the RSTF based on the number of our licensed gaming devices. Total obligations do not include the RSTF payments.

In January 2010, our Board of Directors authorized the reimbursement of the Tribe in an amount not to exceed $14.9 million for expenses that the Tribe incurred on our behalf for master planning of the proposed resort and our allocable share of infrastructure improvements on the reservation.  The approval included a payment schedule under which we agreed to reimburse the Tribe $0.4 million monthly from February 1, 2010 through April 1, 2010, and $0.7 million monthly thereafter without exceeding $14.9 million (see Note 5 of our unaudited condensed financial statements) which are not included in total obligations above.

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

On May 29, 2008, the California Department of Alcoholic Beverage Control (“ABC”) issued a liquor license to our gaming and entertainment facility. However, the Tribe has agreed to restrict the sale of alcohol to wine and beer between the hours of 11 a.m. and 5 p.m. on weekdays, and to stop serving alcohol altogether at midnight except for Friday and Saturday nights and the nights before holidays. The Tribe has also agreed not to serve liquor on the Casino floor, although patrons may bring drinks purchased at the restaurant or bar on to the Casino floor. The restrictions may be renegotiated following the first to occur of the three year anniversary of the MOA or the opening of a hotel.

In addition, the MOA commits the County Sheriff’s Department and Fire Marshall to providing public safety and fire services to the Casino and the Tribe’s future gaming projects on the Tribe’s reservation, provides detailed agreements on off reservation impact mitigation measures, and permits the Tribe’s application to take the Dugan Property into trust to proceed without further opposition by Sonoma County.

Pursuant to the MOA, the Tribe has agreed to pay the County up to $75 million in mitigation fees over a 12 year period to offset impacts of the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and is intended to support the services being provided by Sonoma County.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms, that may be developed by the Tribe, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in Sonoma County. Such in lieu fees could total as much as $25 million during the term of the MOA. The Tribe has made the prior two payments to the County in the total amount of $10.3 million and is not currently seeking reimbursement from us. Effective January 2011, we will be making escalating annual payments until the remainder of the $75 million has been paid. We intend to make the next scheduled annual payment to the County required by the MOA in the amount of $3.5 million no later than June 30, 2011.

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

Through March 31, 2011, we had not invested in derivative or foreign currency-based financial instruments.  We primarily have invested in money markets.  As such, we do not believe we have material exposure to market risk.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Changes to Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because the management contract approved by the NIGC was for Class II gaming, the Graton Tribe can operate electronic bingo machines at the proposed casino without a tribal-state compact with the State of California.  The NIGC approved the Graton Tribe’s gaming ordinance in August 2008.  Before the Graton Tribe can operate Class III gaming at the Rohnert Park site, however, a tribal-state compact will be required.  And before the Graton Tribe can operate either Class II or Class III gaming, the NIGC must issue an opinion finding that the lands at the Rohnert Park site are eligible for gaming under the Indian Gaming Regulatory Act.  The Graton Tribe must also obtain financing for the proposed Rohnert Park casino project.

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

The Lytton Band of Pomo Indians currently operates a 70,000 square-foot casino with over 1,300 Class II electronic bingo machines and 11 table games on a 9-acre site in a card room in San Pablo, near Oakland, California, on land that was placed in trust for the tribe through congressional legislation.  The Lytton Band signed a compact with the Governor of California for operating Class III casino gaming on the San Pablo site in 2004, but in 2005 the state legislature withheld its approval of this compact. In May 2007, legislation was introduced in the U.S. Senate that would require the Lytton Band to forego any Class III machines at the San Pablo site and instead limit itself to operating its existing Class II machines. This legislation was passed by the Senate in November 2007 and referred to the Committee on Natural Resources in the U.S. House of Representatives, but no further action was taken.  The legislation was again introduced in the U.S. Senate in January 2009, and the Senate passed the bill in March 2009, but no further action was taken during that session of Congress. The legislation was reintroduced in the Senate on May 4, 2011.

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

The Guidiville Band has plans to operate a 240,000 square-foot casino with 124,000 square-feet of gaming space, along with two hotels, a conference center, retail shops, restaurants and two parking structures on land currently owned by the City of Richmond at the former Point Molate Naval Base in Richmond, California.  The project is still in its early stages, as no land transfer has been approved and the environmental review must be completed.  The draft environmental impact study for the proposed project was released in July 2009, and the Bureau of Indian Affairs held a public hearing on the draft study in August 2009 and took public comments on the study until September 23, 2009.  The environmental study has two components.  A final environmental impact report, prepared by the City of Richmond pursuant to the California Environmental Quality Act, was released in February 2011 and certified by the Richmond City Council on March 8, 2011 as being accurate and complete.  A separate final environmental impact statement, prepared under the National Environmental Policy Act, is being prepared by the Bureau of Indian Affairs.

On April 5, 2011, the Richmond City Council voted 5-2 not to continue with plans to develop the proposed casino at Point Molate.  This vote poses significant problems for the project, as the City Council must approve the transfer of the Point Molate land to the Guidiville Band.  The City Council’s vote followed a November 2010 vote on a city-wide advisory measure in which a majority of voters opposed the casino.  After voting against the proposed casino at its April 5, 2011 meeting, the City Council directed its staff to begin a 120-day negotiation with the project developer for a non-gaming alternative for the Point Molate land.

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

We also compete with other forms of gaming such as statewide lotteries, live and simulcast pari-mutuel wagering and card rooms. Initiatives expanding competitive forms of gaming have been proposed and may, from time to time, be approved by state or local authorities. Examples include the passage in California of legislation in 2007 expanding off-site betting on horse races through expanded advance deposit wagering and increased satellite wagering sites, legislation passed by the California legislature in September 2010 that would allow for exchange wagering on horse races, a legislative proposal in the California Assembly in February 2007 to amend the California Penal Code to expand permitted bingo games by charitable organizations to include electronic bingo cards, and bills introduced in the California State Senate in May 2010 and January 2011 to authorize online intrastate poker in California.

In August 2009, a U.S. district court judge issued an order, in ongoing litigation regarding the proper number of total slot machines allowed under the 1999 tribal-state gaming compacts, requiring that the State of California issue an additional 10,549 slot machine licenses. A drawing was held on October 5, 2009, and 3,548 licenses were awarded to eleven different Indian tribes, leaving 7,001 slot machine licenses available in the statewide pool.  On August 20, 2010, the U.S. Court of Appeals for the Ninth Circuit reduced the number of additional slot machine licenses from 10,549 to 8,050, and the court denied the State of California’s petition for a rehearing on January 28, 2011.  The State of California did not appeal the decision, and the State’s time for doing so has expired.  Thus, the appeals court’s decision is final.  As a result of the appeals court’s decision, there are 4,502 slot machine licenses not awarded in the October 2009 draw that remain available, and the Tribe or any other Indian tribe(s) could request California to hold a draw for some or all of these licenses.

ITEM 6.	EXHIBITS

The Exhibit Index filed herewith is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2011	RIVER ROCK ENTERTAINMENT AUTHORITY
(Registrant)

	By:	/s/ David Fendrick
David Fendrick,
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by David Fendrick, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Joseph R. Callahan, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

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