Form 10-Q
period 2011-06-30
River Rock Entertainment Authority
filed 2011-08-15
CIK 1288924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

ITEM 1.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,160	$36,713
Accounts receivable	32	290
Inventories	90	96
Prepaid expenses and other current assets	4,546	1,402

Total current assets	41,828	38,501

RESTRICTED CASH	4,332	4,330

CAPITAL ASSETS:
Buildings and building improvements	137,762	132,907
Furniture, fixtures and equipment	35,462	33,786
Accumulated depreciation	(70,570)	(66,348)
Construction in progress	74,249	77,296

Capital assets	176,903	177,641

DEPOSITS AND OTHER ASSETS	1,347	1,680

TOTAL ASSETS	$224,410	$222,152

LIABILITIES AND NET ASSETS

CURRENT LIABILITIES:
Accounts payable	$1,773	$1,884
Payable to Tribe, net	1,037	5,823
Accrued liabilities	7,943	7,977
Current maturities of long-term debt	199,888	199,719
Total current liabilities	210,641	215,403

COMMITMENTS AND CONTINGENCIES

NET ASSETS
Invested in capital assets-net of related debt	(22,985)	(22,078)
Restricted for capital projects	4,332	4,330
Unrestricted	32,422	24,497

Total net assets	13,769	6,749

TOTAL LIABILITIES AND NET ASSETS	$224,410	$222,152

The accompanying notes are an integral part of these unaudited interim financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN NET ASSETS

(Dollars in Thousands)

(Unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 30,		June 30,
	2011	2010	2011	2010
OPERATING REVENUES:

Casino	$30,031	$31,141	$60,123	$62,077
Food and beverage	1,565	1,484	3,135	2,923
Other	206	250	426	507

Gross revenues	31,802	32,875	63,684	65,507

Promotional allowances	(610)	(440)	(1,158)	(819)

Net revenues	31,192	32,435	62,526	64,688

OPERATING EXPENSES:
Casino	4,198	4,052	8,533	7,885
Food and beverage	1,466	1,702	3,076	3,506
Selling, general, and administrative	9,968	10,140	19,628	20,703
Depreciation	2,587	2,335	4,953	4,794
Gaming commission and surveillance expenses	730	767	1,429	1,535
Compact revenue sharing trust fund	334	334	668	668
Gain on sale of assets	(56)	—	(56)	—
Total Operating expenses	19,227	19,330	38,231	39,091

INCOME FROM OPERATIONS	11,965	13,105	24,295	25,597

NON-OPERATING EXPENSE-Net:
Interest expense	(5,183)	(5,214)	(10,340)	(10,430)
Interest income	6	15	13	28

Non-operating expense-net	(5,177)	(5,199)	(10,327)	(10,402)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	6,788	7,906	13,968	15,195

DISTRIBUTIONS TO TRIBE	(3,474)	(3,398)	(6,948)	(6,796)

CHANGES IN NET ASSETS	3,314	4,508	7,020	8,399

NET ASSETS (DEFICIT) -Beginning of period	10,455	(1,433)	6,749	(5,324)

NET ASSETS -End of period	$13,769	$3,075	$13,769	$3,075

The accompanying notes are an integral part of these unaudited interim financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Six-Month Period Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$62,584	$64,796
Cash paid for salaries and benefits	(14,409)	(13,101)
Cash paid to suppliers	(17,322)	(20,312)
Cash paid for compact revenue sharing trust fund	(668)	(668)
Cash paid to Sonoma County	(3,500)	—

Net cash provided by operating activities	26,685	30,715

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Payments of debt	—	(492)
Payments of offering cost in connection with refinancing of debt	(94)	—
Purchases of capital assets	(3,974)	(4,063)
Proceeds from sale of assets	56	—
Transfers to the Tribe for development costs	(4,200)	(5,300)
Transfers to the Tribe for slope reinforcement	(1,339)	—
Change in restricted cash	(2)	(4)
Interest paid	(9,750)	(9,750)
Other	—	(26)

Net cash used in capital and related financing activities	(19,303)	(19,635)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Interest income	13	28

CASH FLOWS USED IN NON-CAPITAL FINANCING ACTIVITIES:

Distributions to Tribe	(6,948)	(6,796)

CHANGE IN CASH AND CASH EQUIVALENTS	447	4,312

CASH AND CASH EQUIVALENTS, Beginning of the period	36,713	31,618

CASH AND CASH EQUIVALENTS, End of the period	$37,160	$35,930

The accompanying notes are an integral part of these unaudited interim financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Six-Month Period Ended June 30,
	2011	2010
RECONCILIATION OF INCOME FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Income From Operations	$24,295	$25,597

Adjustments to reconcile operating income to net cash provided by operating activities:
Depreciation	4,953	4,794
(Gain) on sale of assets	(56)	—
Changes in operating assets and liabilities:
Accounts receivable	258	124
Inventories	6	14
Prepaid expenses and other current assets	(3,144)	3
Deposit and other assets	(82)	(183)
Accounts payable	37	(600)
Related party payable	452	—
Accrued liabilities	(34)	966
Total adjustments	2,390	5,118

NET CASH PROVIDED BY OPERATING ACTIVITIES	$26,685	$30,715

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:

Acquisition of property and equipment through accounts payable	$81	$277
Acquisition of property and equipment through transfers to Tribe for development costs	$—	$10,197
Acquisition of property and equipment through transfers to Tribe for slope reinforcement	$242	$—

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

In the opinion of the Authority’s management, the accompanying unaudited interim condensed financial statements contain all adjustments (consisting of normal recurring adjustments) to fairly present the Authority’s condensed financial position as of June 30, 2011 and the condensed statements of revenues, expenses and changes in net assets for the three and six month periods ended June 30, 2011 and 2010. The condensed statements of revenues, expenses and changes in net assets and condensed cash flows for all periods presented are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.

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

There are differences between financial statements prepared in accordance with GASB pronouncements and those prepared in accordance with the FASB Codification. The statements of revenues, expenses and changes in net assets are a combined statement under GASB pronouncements. The FASB Codification allows a statement of income or operations and a separate statement of owners’ or shareholders’ equity, which is where distributions to owners would be presented.  The amount shown as income before distributions to Tribe would be the most comparable amount to net income computed under the FASB Codification.  The Authority is a separate enterprise fund of the Tribe, a governmental entity, and as such there is no owners’ or shareholders’ equity as traditionally represented under the FASB Codification.  The most comparable measure of owners’ equity is presented on the Authority’s balance sheet as net assets.

FASB has issued Accounting Standards Update No. 2010-16, “Entertainment — Casinos (Topic 924) — Accruals for Casino Jackpot Liabilities.”  This ASU addresses the accounting for casino base jackpot liabilities, specifically, whether an entity accrues liabilities for a base jackpot before it is won if the entity is not required to award the base jackpot.  This ASU clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot.  Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot.  This guidance applies to both base and progressive jackpots.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this statement did not have a material impact on the Authority’s financial position or results of operations.

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

Cash and Cash Equivalents — The Authority considers all highly liquid investments with a maturity of three months or less at date of purchase as cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value. Cash and cash equivalents include cash on hand, cash on deposit with banks and highly liquid investments.  The Federal Deposit Insurance Corporation (“FDIC”) has insured $0.3 million of the cash on deposit at FDIC member banks. The Authority believes that there is little risk of loss regarding the uninsured amounts of cash and cash equivalents on deposit with the banks.

Restricted Cash — Restricted cash accounts were established from  net proceeds from the Notes Offering and investment earnings thereon set aside in construction financing accounts, for construction costs for related infrastructure improvements and construction contingencies. It also included funds that were reserved for construction contingencies and the funds for the development of the Dugan Property, an approximately 18-acre parcel of land adjacent to the Tribe’s reservation. The restricted cash is held in escrow accounts that can only be used for authorized construction disbursements until the related projects are completed.  These escrow accounts are invested in money market accounts, which generate interest on a monthly basis. The FDIC insures $0.3 million of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow accounts. Restricted cash was $4.3 million at June 30, 2011 and December 31, 2010.  At June 30, 2011, restricted cash includes funds available for land development, more specifically the emergency access road, which will be used to further develop either the Dugan Road or an alternate access road that will meet the requirement of the Memorandum of Agreement (“MOA”) with Sonoma County.

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

Capitalized Interest — The interest cost associated with major development and construction projects is capitalized and included in the cost of the asset.  Capitalization of interest ceases when the project is substantially complete or when development activity is suspended.  The Authority capitalized  interest of approximately $0.1 million for the six months ended June 30, 2011 and none during the six months ended June 30, 2010.

Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets were $4.5 million and $1.4 million as of June 30, 2011 and December 31, 2010, respectively, which includes the prepaid MOA fee to the County, prepaid insurance, prepaid supplies and prepaid service contracts.

Deposits and Other Assets — As of June 30, 2011 and December 31, 2010, respectively, deposits and other assets mainly represent $0.3 million and $0.9 million in remaining legal fees and other issuance costs related to the issuance of the Authority’s 9 ¾% Senior Notes due 2011 (the “Senior Notes”) under the Indenture, dated November 7, 2003 (the “Indenture”). The June 30, 2011 and December 31, 2010 balances also includes $0.8 million and $0.7 million respectively of capitalized costs incurred in connection with efforts to refinance the Senior Notes.

Accrued Liabilities — Accrued liabilities consist of accrued interest, accrued payroll and other accrued liabilities.

Progressive Jackpots Liabilities —The Casino has a number of progressive jackpot slot machines.  As bets are made, the amount available to win increases and will be paid out when the appropriate winning combination occurs.  The Casino has recorded the progressive jackpots as a liability, with a corresponding charge against gaming revenue of $1.1 million and $1.5 million as of June 30, 2011 and December 31, 2010, respectively.  Also, the Casino has available for customer play wide area progressive slot machines that are interlinked with other unrelated casinos.  These machines are monitored and maintained by the vendor and the Casino is required to remit a percentage of coin-in to the respective vendor.  The Casino records a charge against revenue for the portion of the fee applied to the wide area progressive jackpots.  Amounts recorded against revenue for the portion of the fee applied to the wide area progressive jackpots were approximately $0.2 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively; and approximately $0.5 million for each of the six months ended June 30, 2011 and 2010.  All other administrative charges are recorded in operating expenses.

Accrued Players Club — The Authority has recorded a liability related to free play and prizes earned by the members of our Players Club. The Authority has recorded the estimated redemption of the liability as contra-revenue in the accompanying statements of revenues, expenses and changes in net assets.

Contingencies — The Authority assesses its exposure to loss contingencies, including legal matters, and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of June 30, 2011, management determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required and such accruals may be material.

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

Promotional Allowances — The retail value of food and non-alcoholic beverages provided to customers without charge or at a discount is included in food and beverage revenues and then deducted as promotional allowances. Such amounts included in food and beverage revenues for the three months ended June 30, 2011 and 2010 were $0.6 million and $0.4 million, respectively.  These amounts included in food and beverage revenues for the six months ended June 30, 2011 and 2010 totaled $1.2 million and $0.8 million respectively.

Food and Beverage Expenses — Food and beverage expenses include cost of goods sold related to providing food and beverage to our customers. The estimated costs of providing complimentary products and services are reflected in Casino expenses.

Advertising Costs — Advertising costs are expensed as incurred or when an advertisement is first aired or circulated. Advertising costs included in selling, general and administrative expenses for the three months ended June 30, 2011 and 2010 were $1.0 million and $1.5 million, respectively.  Advertising costs for the six months ended June 30, 2011 and 2010 were $1.9 and $3.0 million respectively.

Gaming Commission and Surveillance Expenses — The Authority pays for various expenses for the Tribal Gaming Commission and Surveillance.  Such expenses include salaries and wages and related benefits for Regulatory, Surveillance and office staff, training, audit fees, background checks and licensing. Starting in 2011, audit fees are paid directly by the Casino and are included in selling, general and administrative expenses.

Income Taxes —As a governmental instrumentality of the Dry Creek Rancheria Band of Pomo Indians, a federally recognized Indian tribe, the Authority is a non-taxable entity for purposes of federal and state income taxes.

Distributions to Tribe — Distributions to Tribe are made up of permitted and service payments under the covenants of the Indenture. They are included in the Statements of Revenues, Expenses and Changes in Net Assets as distributions to Tribe allowed pursuant to the Indenture. Total distributions to the Tribe for the three months ended June 30, 2011 and 2010 were $3.5 million and $3.4 million respectively.  Total distributions to the Tribe for the six months ended June 30, 2011 and 2010 were $6.9 million and $6.8 million respectively.

4.                          CERTAIN RISKS AND UNCERTAINTIES

The Authority’s operations are dependent on the continued licensing and qualification of the Authority by the Tribal Gaming Commission. Such licensing and qualification are reviewed periodically by the Tribal Gaming Commission and regulatory agencies of the State of California. The Authority believes that no events or circumstances have arisen that would have an adverse effect on the Authority’s ability to continue its licensing and qualification by the Tribal Gaming Commission or regulatory agencies of the State of California to operate the Casino.

5.                          RELATED PARTIES

The Casino has been constructed on federal land beneficially owned by the Tribe. The Authority does not pay the Tribe for the use of the land.

The Authority pays for various expenses for the following departments operated by the Tribe:  Tribal Gaming Commission including surveillance, plant operations and human resources. These departmental expenses include but are not limited to, payroll and related expenses, legal and other operational expenses. Total amounts billed by the Tribe to the Casino for these departments, excluding Tribal Gaming Commission and surveillance, for the three months ended June 30, 2011 and 2010 were $1.1 million and $1.0 million, respectively.  These amounts are recorded as a component of selling, general and administrative expenses.  The expenses for these departments for the six months ended June 30, 2011 and 2010 were $2.0 million and $1.9 million respectively.

The Authority pays for various expenses for the Tribal Gaming Commission and surveillance. The Tribal Gaming Commission and surveillance expenses are recorded in Gaming Commission and surveillance expenses on the Statements of Revenues, Expenses and Changes in Net Assets. Gaming Commission and surveillance expenses for the three months ended June 30, 2011 and 2010 were $0.7 million and $0.8 million, respectively.  Gaming Commission and surveillance expenses for the six months ended June 30, 2011 and 2010 were $1.4 million and $1.5 million, respectively.

The Tribe has incurred expenses on behalf of the Authority that relate to the development of the Dugan Property which is now a part of the Tribe’s Reservation. To date, the Authority capitalized approximately $1.5 million related to the Dugan Property.

The Tribe incurred approximately $67 million in total expenses on behalf of the Authority for master planning of the proposed resort and infrastructure improvements on the reservation that benefit the Casino. Almost all of such expenditures were incurred prior to 2009 before the construction was suspended.  The Authority reimbursed the Tribe approximately $52.4 million through 2009.  In January  2010, the Authority’s Board of Directors authorized the reimbursement of the Tribe in an amount not to exceed approximately $14.9 million of construction costs. The approval included a payment reimbursement schedule to the Tribe of $2.7 million on January 18, 2010, $0.4 million  from February 1, 2010 through April 1, 2010 and $0.7 million monthly thereafter without exceeding the $14.9 million.  The Authority reimbursed the Tribe $9.5 million during the fiscal year ended December 31, 2010 and  $4.2 million for the six months ended June 30, 2011. A remaining balance of $0.5 million is included in Payable to Tribe in the Condensed Balance Sheet at June 30, 2011.  When the reimbursement payments are made or accrued, the related amounts are capitalized and reflected in construction-in-progress. The reimbursed costs consist of engineering and design costs related to the proposed master plan development, including electrical, HVAC, landscaping, interior design services and consulting fees for legal and feasibility services, as well as the construction costs of the lower Acorn Road.

The Tribe incurred expenses related to the reinforcement of the slope on the northwest side of the Reservation near the Casino.  During 2010, the Authority’s Board of Directors authorized the reimbursement to the Tribe not to exceed $3.5 million, and an additional $0.3 million was approved in March 2011 for a total of $3.8 million.  As of June 30, 2011, the Authority capitalized approximately $3.8 million in construction costs, of  which approximately $3.6 million has been paid to the Tribe. This project was completed in April 2011.

6.                                      CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of June 30, 2011 and December 31, 2010 (Dollars in Thousands):

	June 30, 2011	December 31, 2010
	(unaudited)
Operating accounts	$10,140	$15,030
Money market accounts*	22,135	15,123
Cash on hand	4,885	6,560
Cash and cash equivalents	37,160	36,713

Restricted cash	4,332	4,330

Total cash and cash equivalents and restricted cash	$41,492	$41,043

*Represents level 1 fair value measurement, quoted prices in active markets for identical items.

Deposits — Custodial credit risk is the risk that in the event of a bank failure, the Authority’s deposits (cash in checking, sweep, and money market accounts held with its third-party administrator) may not be returned to it.  The Authority does not have a deposit policy for custodial credit risk.  As of June 30, 2011 and December 31, 2010 approximately $36.2 million and $34.3 million, respectively, of the Authority’s bank balance for deposits of $36.9 million and $34.8 million, respectively, were exposed to custodial credit risk, as it was uninsured and uncollateralized.

7.                                      CAPITAL ASSETS

Capital Assets at December 31, 2010 and June 30, 2011 consisted of the following (Dollars in Thousands):

	Balance as of December 31, 2010	Additions	Dispositions	Transfers In(Out)	Balance as of Jun 30, 2011

Building and improvements	$132,907	$904	$—	$3,951	$137,762
Furniture, fixtures and equipment	33,786	2,379	(731)	28	35,462
Less accumulated depreciation	(66,348)	(4,953)	731	—	(70,570)
	100,345	(1,670)	—	3,979	102,654
Construction in progress	77,296	932	—	(3,979)	74,249
Capital assets - net	$177,641	$(738)	$—	$—	$176,903

Construction in progress consists primarily of payments to the tribe and various vendors related to the Authority’s master plan development and land improvements. Substantially all of the Authority’s personal property is pledged as collateral to secure its debt.

8.                          ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of June 30, 2011 and December 31, 2010 (Dollars in Thousands):

	June 30,	December 31,
	2011	2010
	(unaudited)
Accrued in-house progressive slot jackpots	$1,103	$1,485
Accrued payroll and related benefits	2,042	1,778
Accrued interest	3,250	3,250
Accrued other expenses	1,548	1,464
Total accrued liabilities	$7,943	$7,977

9.                                      LONG-TERM DEBT

Long-term debt consisted of the following as of June 30, 2011 and December 31, 2010 (Dollars in Thousands):

	June 30,	December 31,
	2011	2010
	(Unaudited)

9-3/4% Senior Notes, net of unamortized issue discount of $112,000 and $281,000. Due November 2011	$199,888	$199,719

Total Long-Term Debt	199,888	199,719
Less: current portion	(199,888)	(199,719)

Total long-term-debt - net of current maturities	$—	$—

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

The Authority’s long-term debt is recorded at an amortized historical cost basis.  The fair value of the Senior Notes was approximately $182.0 million as of June 30, 2011 based on level one inputs, quoted prices in active markets.

10.                   EMPLOYEE BENEFIT PLAN

The Authority participates in a 401(k) plan, a retirement plan (the “Plan”), which is qualified under Section 401(k) of the Internal Revenue Code.  The Plan is a defined contribution plan which has a Trustee and Investment Advisors, and is available to all eligible employees of the Casino who have attained the age of 18 and have worked at least six months as defined in the Plan. Plan participants may contribute up to 100 percent of their eligible pretax compensation, subject to the annual maximums set forth by the Internal Revenue Service. The Authority currently matches at 3% but is authorized to match contributions up to a maximum of 5%. Participants become vested in employer contributions, as well as any earnings thereon, over a three-year period at the rate of 33 percent, 66 percent and 100 percent at the end of each year provided they have worked a minimum of 1,000 hours in that year.  Non-vested employer matching contributions are forfeited by employees upon termination and are held in a forfeiture account and used to offset plan expenses. Employee contributions to the Plan totaled $0.2 million and $0.1 million for the three months ended June 30, 2011, and 2010 respectively.  Employee contributions to the Plan totaled $0.3 million for each of the six months ended June 30, 2011 and 2010.  The Casino made matching contributions to the Plan of approximately $0.1 million during each of the three months ended June 30, 2011 and 2010, and $0.1 million for each of the six months ended June 30, 2011 and 2010.

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

12.                   LEASES

On January 12, 2011, the Authority purchased the sprung structure that houses the Casino operations for approximately $0.8 million resulting in the termination of the operating lease. Total rental expense was zero for the three months ended June 30, 2011 and $0.1 million  for the three months ended June 30, 2010.  Total rental expense was zero and $0.2 million for the six months ended June 30, 2011 and 2010 respectively.

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

14.                   COMPACT REVENUE SHARING TRUST FUND

Under the Compact as entered into with the State of California in September 1999, the Tribe must pay annual license fees for Class III gaming devices, based on the number of gaming device licenses approved by the state gaming commission.  The Compact does not require a license for the first 350 Class III gaming devices in use and does not require a license fee for an additional 350 machines.  Payments are due on a quarterly basis and are remitted into a state revenue sharing trust fund.  License fees expense totaled $0.3 million for each of the three months ended June 30, 2011 and 2010.  License fees expense totaled $0.7 million for each of the six months ended June 30, 2011 and 2010 respectively.

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

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into a memorandum of agreement (“MOA”) which settled several long-standing legal disputes between Sonoma County (the “County”) and the Tribe and provides a binding framework for resolving future disputes.  Pursuant to the MOA, as amended, the Tribe has agreed to pay the County up to $75 million in mitigation fees over a 12 year period to offset impacts of the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and is intended to support the services being provided by the County.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in the County. Such in lieu fees could total as much as $25 million during the term of the MOA. The Tribe has made the prior payments to the County in the total amount of $10.3 million and is not currently seeking reimbursement from the Authority. Effective 2011, the Authority has begun making annual payments toward the remaining balance of the $75 million.

In May 2011, the Sonoma County Board of Supervisors approved a revision to the payment terms of the MOA. The Authority will pay, on behalf of the Tribe, to the County $3.5 million per year commencing June 30, 2011 and continuing each June 30 until the date of the opening of the first phase of an expanded resort facility (the “Opening Date”). Each annual payment will be recognized over the successive twelve month period. In the event the Opening Date occurs less than one year prior to the end of the term of the MOA (the “Term”), on the Opening Date the parties to the MOA shall calculate the difference between $75.0 million and the sum of all payments made from the beginning of the MOA (the “Deferred Amount”) through the Opening Date and the Tribe shall be obligated to pay to the County one-half of the Deferred Amount on the Opening Date and the balance at the end of the Term. If more than one year remains between the Opening Date and the end of the Term, the Deferred Amount shall be amortized into equal annual payments over the number of years remaining, plus one if the Opening Date occurs before June 30 of that year, and the Tribe shall be obligated to pay the first annual payment on the Opening Date and the remaining annual payments commencing on the June 30 next following the Opening Date and on each June 30 thereafter through the end of the Term. If the Opening Date does not occur prior to the end of the Term, the Deferred Amount shall be payable by June 30, 2020, unless the MOA is properly reopened as provided for therein and an alternative payment schedule is agreed upon by the parties thereto.  As of June 30, 2011, $13.8 million has been paid pursuant to the MOA and the Deferred Amount is $61.2 million. Pursuant to the MOA, the future payment schedule is open to renegotiation by either party due to unforeseen circumstances, including the inability to open the first phase of an expanded resort facility.

16.                   SUBSEQUENT EVENT

On August 3, 2011, the Authority entered into a Grant of Temporary Emergency Vehicle Access Easement (the “Easement”) with a group of individuals and family trusts (the “Grantors”) that will allow the Authority to construct an emergency vehicle access road that is required pursuant to the terms of the MOA The Authority paid $9.0 million (the “Easement Acquisition Price”) to the Grantors pursuant to the Easement. The Easement is effective until July 31, 2016 (the “Easement Expiration Date”). In a separate agreement (the “Purchase Agreement”), the Tribe has agreed to acquire from the Grantors an approximately 310-acre parcel of land (the “Property”) contiguous to the Tribe’s reservation that includes the land that is the subject of the Easement. The Authority, the Tribe and the Grantors have agreed that the Easement Acquisition Price will be credited towards the purchase price for the Property.  The Tribe has agreed to pay the balance of the purchase price for the Property to the Grantors over five years pursuant to a note from the Grantors that requires a final payment by the Easement Expiration Date.

The Authority expects to commence construction of the emergency vehicle access road in the near future so as to complete the construction in 2012 within the timeframes required by the MOA.

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

Recent Operational Highlights

As part of the effort to enhance the overall appeal of our casino, we completed a reconfiguration of our gaming floor in April 2009.  This effort has resulted in the reduction of approximately 300 slot machines and 2 table games.  The Tribe maintained our contractual rights under the Compact to operate a total of 1,600 slot machines in our casino.  We considered many factors such as peak period demand, per unit productivity and player comfort in our analysis to ensure that the reduction of gaming devices will not adversely impact our revenues. Throughout 2011 we continued to refine the configuration of our gaming floor.

A targeted, cost-efficient renovation project was completed in our fiscal year ended December 31, 2009 as part of an overall strategic operating plan for the casino. In previous anticipation of building a new casino resort, the current facility had not been upgraded for several years. In addition to the physical plant of the gaming operation, furniture, fixtures, equipment and gaming software was neither replaced nor repaired to adequately service the needs of the business. The overall appearance and appeal of the casino was insufficient to meet basic customer requirements.  Major components of the renovation project included upgrading slot accounting software, slot and table player tracking software, adding new carpeting, new slot chairs, interior and exterior signage and the replacement of paint and wallpaper.  To further enhance the overall gaming experience and appeal to a broader spectrum of potential gamers, two additional food amenities were constructed.  Fortune Café, with 64 seats, offers a quick service, cook-to-order Asian-themed menu and is designed to be a high-margin, high-volume, quick turn restaurant and the Center Stage Bar & Grill, with 64 seats, offering “bar top” video poker games, was recently expanded to include a casual dining area and an upgraded stage and sound system that hosts live music and entertainment on the weekends.

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

We have a significant amount of debt coming due in fiscal 2011 that we may not be able to repay. Our $200.0 million of Senior Notes mature in November 2011. We have been exploring our options to refinance our Senior Notes and expect to propose a refinancing transaction in the near future. While we expect to be able to refinance this debt, there can be no assurances that this in fact will occur. In such case, failure to refinance or extend the maturity date of this debt will give the holders of such debt certain rights under our indenture which are limited by the terms of our indenture, our waiver of sovereign immunity and remedies available to creditors to Native American gaming operators under federal law and by our Compact. In addition, it is uncertain whether we or the Tribe may be a debtor in a case under the U.S. Bankruptcy Code. Without bankruptcy court protection, other creditors might receive preferential payments or otherwise obtain more than they would have under a bankruptcy court proceeding. If we commence a case under the U.S. Bankruptcy Code and the bankruptcy court does not dismiss the case, payments from the debtor would cease. It is uncertain how long payments under the Senior Notes could be delayed following commencement of a bankruptcy case.

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

The ASC became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the ASC superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the ASC became nonauthoritative.

Following the ASC, FASB does not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it issues Accounting Standards Updates. FASB does not consider Accounting Standards Updates as authoritative in their own right.  Accounting Standards Updates serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC.

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

•                              Contingencies — We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of June 30, 2011, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change materially, the addition of accruals for such items in future periods may be required.

Codification — There are differences between financial statements prepared in accordance with GASB pronouncements and those prepared in accordance with the Codification issued by the FASB. The statements of revenues, expenses and changes in net assets are a combined statement under GASB pronouncements. The FASB Codification allows a statement of income or operations and a separate statement of owners’ or shareholders’ equity, which is where distributions to owners would be presented. The amount shown as income before distributions to the Tribe would be the most comparable amount to net income computed under the FASB Codification. We are a separate enterprise fund of the Tribe, a governmental entity, and as such there is no owners’ or shareholders’ equity as traditionally represented under the FASB Codification.  The most comparable measure of owners’ equity is presented on our balance sheet as net assets.

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

Recent Developments

On August 3, 2011, we entered into a Grant of Temporary Emergency Vehicle Access Easement (the “Easement”) with a group of individuals and family trusts (the “Grantors”) that will allow us to construct an emergency vehicle access road that is required pursuant to the terms of the Memorandum of Agreement, as amended (the “MOA”), dated March 18, 2008, between Sonoma County (the “County”) and the Tribe. We paid $9.0 million (the “Easement Acquisition Price”) to the Grantors pursuant to the Easement. The Easement is effective until July 31, 2016 (the “Easement Expiration Date”). In a separate agreement (the “Purchase Agreement”), the Tribe has agreed to acquire from the Grantors an approximately 310-acre parcel of land (the “Property”) contiguous to the Tribe’s reservation that includes the land that is the subject of the Easement. We, the Tribe and the Grantors have agreed that the Easement Acquisition Price will be credited towards the purchase price for the Property.  The Tribe has agreed to pay the balance of the purchase price for the Property to the Grantors over five years pursuant to a note from the Grantors that requires a final payment by the Easement Expiration Date.

We expect to commence construction of the emergency vehicle access road in the near future so as to complete the construction in 2012 within the timeframes required by the MOA.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2011 and 2010

(Dollars in Millions)

			Dollar	Percentage
	June 30,		Variance	Variance
	2011	2010	2011 vs. 2010	2011 vs. 2010
OPERATING REVENUES:

Casino	30.0	31.1	(1.1)	-3.6%
Food and beverage	1.6	1.5	0.1	5.5%
Other	0.2	0.3	—	-17.6%

Gross revenues	31.8	32.9	(1.1)	-3.3%

Promotional allowances	(0.6)	(0.4)	(0.2)	-38.6%

Net revenues	31.2	32.4	(1.2)	-3.8%

OPERATING EXPENSES:
Casino	4.2	4.1	0.1	3.6%
Food and beverage	1.5	1.7	(0.2)	-13.7%
Selling, general, and administrative	10.0	10.1	(0.2)	-1.7%
Depreciation	2.6	2.3	0.3	10.8%
Gaming commission and surveillance expense	0.7	0.8	—	-4.8%
Compact revenue sharing trust fund	0.3	0.3	—	—
Gain on sale of assets	(0.1)	—	(0.1)	-100.0%
Total Operating expenses	19.2	19.3	(0.1)	-0.5%

INCOME FROM OPERATIONS	12.0	13.1	(1.1)	-8.7%

NON-OPERATING EXPENSE-Net:
Interest expense	(5.2)	(5.2)	—	-0.6%
Interest income	—	—	—	-60.0%

Non-operating expense-net	(5.2)	(5.2)	—	-0.4%

INCOME BEFORE DISTRIBUTIONS TO TRIBE	6.8	7.9	(1.1)	-14.1%

Results of Operations

Comparison of the three months ended June 30, 2011 and 2010

Net revenues. Net revenues for the three months ended June 30, 2011 decreased by $1.2 million to $31.2 million, from $32.4 million for the three months ended June 30, 2010.  We believe the decrease in net revenues is attributable to the decline of slot coin-in between the second quarter of 2011 and the second quarter of 2010. We believe that this decline can be attributed to the increase in gasoline prices that resulted in fewer visits from our drive-up patrons. Approximately 96.3% of our net revenues were from our gaming activities in the first quarter of 2011, as compared to 96.0% in the comparable prior year period.

We generated $27.8 million or 89.1% of our net revenues from gaming devices, and $2.2 million, or 7.2% of our net revenues from table games for the three months ended June 30, 2011, as compared to $28.4 million or 87.5% of our net revenues from gaming devices, and $2.7 million or 8.5% of net revenues, from table games and poker for the three months ended June 30, 2010. Casino revenue is net of player incentives of $3.2 million for each of the three months ended June 30, 2011 and 2010.

Our win per slot machine per day was $238 for the three months ended June 30, 2011, which decreased by $18 from $256 for the three months ended June 30, 2010.  We had an average number of slot machines of 1,286 for the three months ended June 30, 2011, compared to 1,217 for the three months ended June 30, 2010. At June 30, 2011, we had 1,285 slot machines on the gaming floor. In January 2011, the poker room was closed and converted to space for approximately 60 penny denomination slot machines that were placed in service in February 2011.

We generated $1.0 million, net of promotional allowances in food and beverage sales for each of the three months ended June 30, 2011, and 2010. The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. We do not provide complimentary alcoholic beverages to our patrons.

Promotional allowances. Promotional allowances for the three months ended June 30, 2011 were $0.6 million, or 2.0% of net revenues, compared to $0.4 million, or 1.4% of net revenues, for the three months ended June 30, 2010.

Operating expenses. Operating expenses for the three months ended June 30, 2011 were $19.2 million, or 61.6% of net revenues, compared to $19.3 million, or 59.6% of net revenues, for the three months ended June 30, 2010.

Casino expense includes costs associated with our gaming operations and an allocation of food and beverage expense related to the cost of complimentary activities.  Casino expense for the three months ended June 30, 2011 was $4.2 million, or 14.0% of Casino revenues compared to $4.1 million, or 13.0% of casino revenues, for the three months ended June 30, 2010.

Food and beverage expense for the three months ended June 30, 2011 was $1.5 million, or 153.5% of food, beverage and retail revenue, net of promotional allowances, compared to $1.7 million, or 163.0% of food and beverage revenue, net of promotional allowances for the three months ended June 30, 2010.  Our food and beverage expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

Selling, general and administrative expense for the three months ended June 30, 2011 decreased by $0.2 million to $10.0 million, or 32.0% of net revenues, from $10.1 million, or 31.3% of net revenues, for the three months ended June 30, 2010.  The decrease in selling, general and administrative expense is attributable primarily to a decrease in advertising expenses.

Depreciation expense for the three months ended June 30, 2011 was $2.6 million compared to $2.3 million for the three months ended June 30, 2010.  Depreciation expense was computed using the straight-line method over the useful lives of capital assets. The increase in depreciation expense is due to the purchase of new slot machines.

Gaming Commission and surveillance expense for the three months ended June 30, 2011 was $0.7 million compared to $0.8 million for the three months ended June 30, 2010. The decrease is due to reduction in staff and related payroll expenses and benefits.

The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices we are allowed to operate.  Revenue sharing trust fund fees assessed were $0.3 million for each of the three months ended June 30, 2011 and 2010.

Income from operations. Income from operations for the three months ended June 30, 2011 was $12.0 million, or 38.4% of net revenues, compared to $13.1 million, or 40.4% of net revenues, for the three months ended June 30, 2010.  The decrease in income from operations is primarily attributable to a drop in revenues due to a reduction in revenues caused by higher gasoline prices which have resulted in fewer drive-up patrons.

Non-operating expense, net. Non-operating expense, net for the three months ended June 30, 2011 was $5.2 million, or 16.6% of net revenues, compared to $5.2 million or 16.0% of net revenues, for the three months ended June 30, 2010, primarily representing interest expense for both periods.  Interest costs capitalized in the three months ended June 30, 2011 was $29,000. No interest costs were capitalized during the three months ended June 30, 2010.

Income before distributions to Tribe. Income before distributions to the Tribe for the three months ended June 30, 2011 was $6.8 million, or 21.8% of net revenues, compared to $7.9 million, or 24.4% of net revenues, for the three months ended June 30, 2010.

Distributions to the Tribe. Distributions to the Tribe for the three months ended June 30, 2011 were $3.5 million compared to $3.4 million for the three months ended June 30, 2010.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2011 and 2010

(Dollars in Millions)

			Dollar	Percentage
	June 30,		Variance	Variance
	2011	2010	2011 vs. 2010	2011 vs. 2010
OPERATING REVENUES:

Casino	60.1	62.1	(2.0)	-3.1%
Food and beverage	3.1	2.9	0.2	7.3%
Other	0.4	0.5	(0.1)	-16.0%

Gross revenues	63.7	65.5	(1.8)	-2.8%

Promotional allowances	(1.2)	(0.8)	(0.3)	-41.4%

Net revenues	62.5	64.7	(2.2)	-3.3%

OPERATING EXPENSES:
Casino	8.5	7.9	0.6	8.2%
Food and beverage	3.1	3.5	(0.4)	-12.2%
Selling, general, and administrative	19.6	20.7	(1.1)	-5.2%
Depreciation	5.0	4.8	0.2	3.3%
Gaming commission and surveillance expense	1.4	1.5	(0.1)	-6.9%
Compact revenue sharing trust fund	0.7	0.7	—	0.0%
Gain on sale of equipment	(0.1)	—	(0.1)	-100.0%
Total Operating expenses	38.2	39.1	(0.9)	-2.2%

INCOME FROM OPERATIONS	24.3	25.6	(1.3)	-5.1%

NON-OPERATING EXPENSE-Net:
Interest expense	(10.3)	(10.4)	(0.1)	-0.9%
Interest income	—	—	—	-53.6%

Non-operating expense-net	(10.3)	(10.4)	(0.1)	-0.7%

INCOME BEFORE DISTRIBUTIONS TO TRIBE	14.0	15.2	(1.2)	-8.1%

Comparison of the six months ended June 30, 2011 and 2010

Net revenues. Net revenues for the six months ended June 30, 2011 decreased by $2.2 million to $62.5 million, from $64.7 million for the six months ended June 30, 2010.  We believe the decrease in net revenues is attributable to the decline of slot coin-in between the first six months of 2011 and the first six months of 2010. We believe that this decline is attributable to an increase in gasoline prices that resulted in fewer visits from our drive-up patrons. Approximately 96.2% of our net revenues were from our gaming activities in the first six months of 2011, as compared to 96.0% in the comparable prior year period.

We generated $55.2 million or 88.3% of our net revenues from gaming devices, and $4.9 million, or 7.9% of our net revenues from table games and poker for the six months ended June 30, 2011, as compared to $56.4 million or 87.1% of our net revenues from gaming devices, and $5.7 million or 8.8% of net revenues from table games and poker for the six months ended June 30, 2010.  Casino revenue is net of player incentives of $6.4 million and $6.1 million for the six months ended June 30, 2011 and 2010, respectively.

Our win per slot machine per day was $239 for the six months ended June 30, 2011, which decreased by $18 from $257 for the six months ended June 30, 2010.  We had an average number of slot machines of 1,277 for the six months ended June 30, 2011, compared to 1,214 for the six months ended June 30, 2010. At June 30, 2011, we had 1,285 slot machines on the gaming floor. In January 2011, the poker room was closed and converted to space for approximately 60 penny denomination slot machines that were placed in service in February 2011.

We generated $2.0 million in food and beverage sales for the six months ended June 30, 2011 net of promotional allowances, compared to $2.1 million for the six months ended June 30, 2010 net of promotional allowances. The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. We do not provide complimentary alcoholic beverages to our patrons.

Promotional allowances. Promotional allowances for the six months ended June 30, 2011 were $1.2 million, or 1.9% of net revenues, compared to $0.8 million, or 1.3% of net revenues, for the six months ended June 30, 2010.

Operating expenses. Operating expenses for the six months ended June 30, 2011 were $38.2 million, or 61.1% of net revenues, compared to $39.1 million, or 60.4% of net revenues, for the six months ended June 30, 2010. The decrease in operating expenses is attributable to expense reductions due to cost saving measures we adopted to adjust for a slight decline in customer demand.

Casino expense includes costs associated with our gaming operations and an allocation of food and beverage expense related to the cost of complimentary activities.  Casino expense for the six months ended June 30, 2011 was $8.5 million, or 14.2% of Casino revenues compared to $7.9 million, or 12.7% of casino revenues, for the six months ended June 30, 2010.

Food and beverage expense for the six months ended June 30, 2011 was $3.1 million, or 155.7% of food and beverage revenue, net of promotional allowances, compared to $3.5 million, or 166.6% of food and beverage revenue, net of promotional allowances, for the six months ended June 30, 2010.  Our food and beverage expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

Selling, general and administrative expense for the six months ended June 30, 2011 decreased by $1.1 million to $19.6 million, or 31.4% of net revenues, from $20.7 million, or 32.0% of net revenues, for the six months ended June 30, 2010.  The decrease in selling, general and administrative expense is attributable primarily to a decrease in advertising expenses.

Depreciation expense for the six months ended June 30, 2011 was $5.0 million compared to $4.8 million for the six months ended June 30, 2010.  Depreciation expense was computed using the straight-line method over the useful lives of capital assets. The increase in depreciation expense is due to the purchase of new slot machines.

Gaming Commission and surveillance expense for the six months ended June 30, 2011 was $1.4 million compared to $1.5 million for the six months ended June 30, 2010. The decrease is due to reduction in staff and related payroll expenses and benefits.

The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices we are allowed to operate.  Revenue sharing trust fund fees assessed were $0.7 million for each of the six months ended June 30, 2011 and 2010.

Income from operations. Income from operations for the six months ended June 30, 2011 was $24.3 million, or 38.9% of net revenues, compared to $25.6 million, or 39.6% of net revenues, for the six months ended June 30, 2010.

Non-operating expense, net. Non-operating expense, net for the six months ended June 30, 2011 was $10.3 million, or 16.5% of net revenues, compared to $10.4 million or 16.1% of net revenues, for the six months ended June 30, 2010, primarily representing interest expense for both periods.  Interest costs capitalized in the six months ended June 30, 2011 was $0.1 million. There was no capitalized interest expense for 2010.

Income before distributions to Tribe. Income before distributions to the Tribe for the six months ended June 30, 2011 was $14.0 million, or 22.3% of net revenues, compared to $15.2 million, or 23.5% of net revenues, for the six months ended June 30, 2010

Distributions to the Tribe. Distributions to the Tribe for the six months ended June 30, 2011 were $6.9 million, compared to $6.8 million for the six months ended June 30, 2010.

Liquidity and Capital Resources

Since our inception, we have funded our capital expenditures and working capital requirements primarily through debt financing, gaming equipment supplier financing, other financing, and operating cash flow.

Construction of our Casino and infrastructure improvements commenced on April 1, 2002. As of June 30, 2011, we had spent approximately $247.5 million, net of disposals, on the planning, development and construction of our casino, infrastructure and furniture, fixtures and equipment. We financed the development with borrowings and development advances.

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

Pursuant to the MOA, as amended, the Tribe has agreed to pay Sonoma County up to $75 million in mitigation fees over a 12 year period to offset impacts of the potential losses and impacts to Sonoma County resulting from the Tribe’s various ongoing and proposed development projects and is intended to support the services being provided by Sonoma County.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of Sonoma County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms that may be developed by the Tribe, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in Sonoma County. Such in lieu fees could total as much as $25 million during the term of the MOA. The Tribe has made the prior payments to the County in the total amount of $10.3 million and is not currently seeking reimbursement from us. Effective 2011, the Authority has begun making annual payments toward the remaining balance of the $75 million.

In May 2011, the Sonoma County Board of Supervisors approved a revision to the payment terms of the MOA. The Authority will pay, on behalf of the Tribe, to the County $3.5 million per year commencing June 30, 2011 and continuing each June 30 until the date of the opening of the first phase of an expanded resort facility (the “Opening Date”).  Each annual payment will be recognized over the successive twelve month period. In the event the Opening Date occurs less than one year prior to the end of the term of the MOA (the “Term”), on the Opening Date the parties to the MOA shall calculate the difference between $75.0 million and the sum of all payments made from the beginning of the MOA (the “Deferred Amount”) through the Opening Date and the Tribe shall be obligated to pay to the County one-half of the Deferred Amount on the Opening Date and the balance at the end of the Term. If more than one year remains between the Opening Date and the end of the Term, the Deferred Amount shall be amortized into equal annual payments over the number of years remaining, plus one if the Opening Date occurs before June 30 of that year, and the Tribe shall be obligated to pay the first annual payment on the Opening Date and the remaining annual payments commencing on the June 30 next following the Opening Date and on each June 30 thereafter through the end of the Term. If the Opening Date does not occur prior to the end of the Term, the Deferred Amount shall be payable by June 30, 2020, unless the MOA is properly reopened as provided for therein and an alternative payment schedule is agreed upon by the parties thereto.  As of June 30, 2011, $13.8 million has been paid pursuant to the MOA and the Deferred Amount is $61.2 million. Pursuant to the MOA, the future payment schedule is open to renegotiation by either party due to unforeseen circumstances, including the inability to open the first phase of an expanded resort facility.

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

In May 2011, the Sonoma County Board of Supervisors approved a revision to the construction schedule for the emergency access road. The Tribe has been given time to acquire property on which to construct the emergency access road.  Construction must begin the later of 30 days after the end of the rainy season as determined by National Oceanic and Atmospheric Administration Fisheries Service, or 60 days after the Tribe acquires the property, whichever is later. In any event the construction of the emergency access road must commence no later than June 30, 2012.  The cost of the road construction is projected to be $3.8 million.  The construction will be financed either by free cash or as part of our upcoming refinancing.

On August 3, 2011, the Authority entered into a Grant of Temporary Emergency Vehicle Access Easement (the “Easement”) with a group of individuals and family trusts (the “Grantors”) that will allow us to construct an emergency vehicle access road that is required pursuant to the terms of the Memorandum of Agreement, as amended (the “MOA”), dated March 18, 2008, between Sonoma County (the “County”) and the Tribe. The Authority paid $9.0 million (the “Easement Acquisition Price”) to the Grantors pursuant to the Easement. The Easement is effective until July 31, 2016 (the “Easement Expiration Date”). In a separate agreement (the “Purchase Agreement”), the Tribe has agreed to acquire from the Grantors an approximately 310-acre parcel of land (the “Property”) contiguous to the Tribe’s reservation that includes the land that is the subject of the Easement. The Authority, the Tribe and the Grantors have agreed that the Easement Acquisition Price will be credited towards the purchase price for the Property.  The Tribe has agreed to pay the balance of the purchase price for the Property to the Grantors over five years pursuant to a note from the Grantors that requires a final payment by the Easement Expiration Date.

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

Prior to the suspension of the master planning and related infrastructure improvements on the reservation relating to the expansion project in early 2009, the Tribe incurred approximately $67 million in total expenses on our behalf for the expansion project.  We reimbursed the Tribe approximately $52.4 million through FY 2009.  In

January 2010, our Board of Directors authorized the reimbursement to the Tribe in an amount not to exceed approximately $14.9 million of costs incurred by the Tribe for the master planning of the proposed resort and our allocable share of infrastructure improvements on the Tribe’s reservation. The approval included a payment reimbursement schedule to the Tribe of $2.7 million on January 18, 2010, $0.4 million monthly from February 1, 2010 through April 1, 2010 and $0.7 million monthly thereafter without exceeding $14.9 million.  We reimbursed the Tribe $9.5 million for the fiscal year ended December 31, 2010 and $4.2 million for the six months ended June 30, 2011.  A remaining balance of $0.5 million is included in Payable to Tribe in the Condensed Balance Sheet at June 30, 2011.  When the reimbursement payments are made or accrued, the related amounts are capitalized and reflected as construction-in-progress. The reimbursed costs consist of engineering and design costs related to the proposed master plan development, including electrical, HVAC, landscaping, interior design services and consulting fees for legal, and feasibility services, as well as the construction costs of the lower Acorn Road.

Our capital expenditures for the six months ended June 30, 2011 and 2010 were $9.5 million and $9.4 million, respectively. The addition to capital expenditures for the six months ended June 30, 2011 consisted of construction-in-progress related to the slope reinforcement of which approximately $1.3 million was reimbursed to the Tribe, the master plan development of our resort of which $4.2 million was reimbursed to the Tribe, and costs relating to remodels of our Casino and restaurants, and acquisitions of slot machines, vehicles and equipment of $4.0 million.

The Tribe incurred expenses related to the reinforcement of the slope on the northwest side of the Tribe’s Reservation near the Casino.  During 2010, our Board of Directors authorized the reimbursement to the Tribe not to exceed $3.5 million, and an additional $0.3 million was approved in March 2011 for a total of $3.8 million.  As of June 30, 2011, we capitalized approximately $3.8 million in construction costs, of which approximately $3.6 million has been paid to the Tribe. This project was completed in April 2011.

As part of the effort to enhance the overall appeal of our Casino, we completed a reconfiguration of our gaming floor in April 2009. This effort has resulted in the reduction of approximately 300 slot machines and 2 table games.  We will maintain our contractual rights under the Compact to operate a total of 1,600 slot machines in our casino and pay the related RSTF payments. We considered many factors such as peak period demand, per unit productivity, and player comfort in our analysis to ensure that the reduction of gaming devices will not adversely impact our revenues. The reduction of gaming units on the casino floor has provided us an opportunity to upgrade current amenities, improve player comfort and enhance entertainment value. We are confident that these improvements, targeted at improving product appeal, will ultimately open up a greater spectrum of potential consumers within our designated market area.  In combination with our continuing effort to improve operational efficiency, upgrading our gaming technology, and refocusing our marketing efforts, we are confident that we will have set a solid foundation for improved and sustained cash flows. Throughout 2011 we continued to refine the configuration of our gaming floor.

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

As of June 30, 2011, we had cash and cash equivalents, net of restricted cash of $37.2 million, compared to $36.7 million as of December 31, 2010. We had restricted cash of $4.3 million as of June 30, 2011 and December 31, 2010, respectively.  Our principal source of liquidity during the six months ended June 30, 2011 consisted of cash flows from operating activities.

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

Net cash used in capital and related financing activities for the six months ended June 30, 2011 was $19.3 million, compared to $19.6 million for the six months ended June 30, 2010.  This decrease was attributable to a decrease in debt service payments.

Cash flows provided by investing activities consisting of interest income for the six months ended June 30, 2011 and 2010 was negligible.

Cash flows used in non-capital financing activities for the six months ended June 30, 2011 was $6.9 million, compared to $6.8 million for the six months ended June 30, 2010.  Cash flows used in non-capital financing activities consist of distributions to the Tribe.

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

Contractual Obligations as of June 30, 2011

The following table summarizes our contractual obligations and commitments as of June 30, 2011, excluding those obligations and commitments to the Tribe (Dollars in Thousands):

	Total	1 Year	2-3 Years	4-5 Years	Over 5 Years
Long-term debt obligations (a)	$200,000	$200,000	$—	$—	$—
Operating lease obligations	1,385	314	624	447	—
Payments to County under MOA	61,200	3,500	7,000	7,000	43,700
Total obligations (b)	$262,585	$203,814	$7,624	$7,447	$43,700

(a)  Excluded from long-term debt obligations above are interest payments of $9.8 million payable through the maturity of the Senior Notes. The Senior Notes mature on November 1, 2011.  If refinancing were to take place prior to the maturity of our Senior Notes, we will calculate the interest due on a prorated basis.

(b)  The Compact requires us to pay a quarterly fee of $0.3 million to the RSTF based on the number of our licensed gaming devices. Total obligations do not include the RSTF payments.

In January 2010, our Board of Directors authorized the reimbursement of the Tribe in an amount not to exceed $14.9 million for expenses that the Tribe incurred on our behalf for master planning of the proposed resort and our allocable share of infrastructure improvements on the reservation.  The approval included a payment schedule under which we agreed to reimburse the Tribe $0.4 million monthly from February 1, 2010 through April 1, 2010, and $0.7 million monthly until paid (see Note 5 of our unaudited condensed financial statements) which are not included in total obligations above.

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

On May 24, 2011 the Sonoma County Board of Supervisors extended the current restrictions on the sale and consumption of alcoholic beverages until January 2015.

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

Pursuant to the MOA, the Tribe has agreed to pay the County up to $75 million in mitigation fees over a 12 year period to offset impacts of the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and is intended to support the services being provided by Sonoma County.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms, that may be developed by the Tribe, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in Sonoma County. Such in lieu fees could total as much as $25 million during the term of the MOA. The Tribe has made the prior payments to the County in the total amount of $10.3 million and is not currently seeking reimbursement from us. Effective 2011, the Authority has begun making annual payments toward the remaining balance of the $75 million.

In May 2011, the Sonoma County Board of Supervisors approved a revision to the payment terms of the MOA. The Authority will pay, on behalf of the Tribe, to the County $3.5 million per year commencing June 30, 2011 and continuing each June 30 until the date of the opening of the first phase of an expanded resort facility (the “Opening Date”). Each annual payment will be recognized over the successive twelve month period. In the event the Opening Date occurs less than one year prior to the end of the term of the MOA (the “Term”), on the Opening Date the parties to the MOA shall calculate the difference between $75.0 million and the sum of all payments made from the beginning of the MOA (the “Deferred Amount”) through the Opening Date and the Tribe shall be obligated to pay to the County one-half of the Deferred Amount on the Opening Date and the balance at the end of the Term. If more than one year remains between the Opening Date and the end of the Term, the Deferred Amount shall be amortized into equal annual payments over the number of years remaining, plus one if the Opening Date occurs before June 30 of that year, and the Tribe shall be obligated to pay the first annual payment on the Opening Date and the remaining annual payments commencing on the June 30 next following the Opening Date and on each June 30 thereafter through the end of the Term. If the Opening Date does not occur prior to the end of the Term, the Deferred Amount shall be payable by June 30, 2020, unless the MOA is properly reopened as provided for therein and an alternative payment schedule is agreed upon by the parties thereto.  As of June 30, 2011, $13.8 million has been paid pursuant to the MOA and the Deferred Amount is $61.2 million. Pursuant to the MOA, the future payment schedule is open to renegotiation by either party due to unforeseen circumstances, including the inability to open the first phase of an expanded resort facility.

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

Through June 30, 2011, we had not invested in derivative or foreign currency-based financial instruments.  We primarily have invested in money markets.  As such, we do not believe we have material exposure to market risk.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

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

The gaming industry is very competitive. We face or will face competition from existing and proposed California Indian gaming facilities in the surrounding area and elsewhere in California, and with casino gaming in Nevada, including gaming facilities that could be located closer to the San Francisco Bay area. We also compete with card rooms located in the surrounding area, and other forms of gaming that are legal in California, including on- and off-track wagering and the California State Lottery, as well as with non-gaming leisure activities. The availability of such alternative gaming and non-gaming activities may increase in the future. Many of our competitors have substantially greater resources and name recognition than our casino. In addition, we may also face competition in our market from new facilities that may be built by other Indian tribes in the future.

Federal and California law currently permit Class III casino gaming only on certain tribal lands pursuant to compacts negotiated with the State of California and approved by the U.S. Secretary of the Interior. Class II gaming for tribes is permitted only on certain federally recognized tribal lands. There are currently 55 tribes operating 56 compacted gaming facilities in the State of California. The closest existing tribal competitors are the Hopland Sho-ka-

wah Casino, located approximately 35 miles and 40 minutes north of the Tribe’s reservation; the Konocti Vista Casino, located approximately 45 miles and one hour and ten minutes northeast of the Tribe’s reservation; the Cache Creek Indian Casino and Bingo, located approximately 95 miles and two hours and fifteen minutes east of the Tribe’s reservation; and the Thunder Valley Casino, located approximately 124 miles and two hours and forty-five minutes east of the Tribe’s reservation. In addition, several potential competitors are attempting to develop and open casinos near our casino.  Non-tribal card rooms that offer poker and some other games that would be classified as Class II games if conducted by an Indian tribe exist within 50 miles of the Tribe’s reservation.

The most significant competition may come from the proposed Graton Rancheria casino. In April 2003, the Federated Indians of the Graton Rancheria, also known as the Coast Miwoks, announced plans to purchase land in Sonoma County near Highway 37 and Lakeville Highway, approximately 20 miles south of our casino and closer to San Francisco than the Tribe’s reservation. The proposed location would lie directly between our casino and the majority of the 7 million population base of the San Francisco Bay area. The announced plans included construction of a casino-hotel complex that would be managed by Station Casinos, Inc., based in Las Vegas, Nevada, and would house approximately 2,000 slot machines, 120 card tables and bingo, as well as a 300-room hotel, five restaurants and a theater with up to 2,000 seats. As a result of environmental opposition to the development of such location, the Federated Indians of the Graton Rancheria announced plans to move the proposed casino-hotel complex to a site near Rohnert Park, California. The Rohnert Park City Council has approved an agreement with the Graton Tribe to share revenues with Rohnert Park and various community groups, approximately $200.0 million over 20 years, to offset the impact of the proposed project.

On October 1, 2010, the U.S. Department of the Interior took the proposed Rohnert Park site into federal trust on behalf of the Graton Tribe. The Department initially published notice of its intent to take the land into trust in May 2008, but withheld action on the trust acquisition due to a lawsuit filed by a citizens group opposed to the proposed casino.  After the U.S. Court of Appeals for the Ninth Circuit upheld the district court’s dismissal of the lawsuit on June 3, 2010, the Interior Department moved forward with taking the land into trust.  The land’s going into trust represents a significant step toward the development of a casino at Rohnert Park, as do the separate agreements negotiated between the Graton Tribe and Sonoma County and Marin County, whereby the counties pledged not to challenge the land-into-trust decision and the Graton Tribe agreed not to build any additional casinos in Sonoma or Marin Counties.

Also on October 1, 2010, the National Indian Gaming Commission (“NIGC”) approved a management contract between the Graton Tribe and SC Sonoma Management, LLC, an entity owned by Station Casinos, Inc.  As part of its approval of the management contract, the NIGC also concluded its environmental review of and approved the environmental impact statement for the proposed casino, but for a reduced intensity project that includes a 317,750 square-foot casino with 65,000 square feet of gaming space and a 6-story, 200-room hotel, and that does not include the initially-proposed 2,000-seat theater.  A spokesperson for the citizens group that filed the lawsuit challenging the fee-to-trust acquisition has stated publicly that the group will challenge the adequacy of the environmental review and approval, but no lawsuit has yet been filed.

Before the Graton Tribe may conduct gaming at the Rohnert Park site, the NIGC must issue an opinion finding that the lands at the Rohnert Park site are eligible for gaming under the Indian Gaming Regulatory Act.  The NIGC approved the Graton Tribe’s gaming ordinance in August 2008.  Because the management contract approved by the NIGC was for Class II gaming, the Graton Tribe can operate electronic bingo machines at the proposed casino without a tribal-state compact with the State of California.  Before the Graton Tribe can operate Class III gaming at the Rohnert Park site, however, a tribal-state compact will be required.  The Graton Tribe must also obtain financing for the proposed Rohnert Park casino project.

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

East of the Sho-ka-wah Casino is the Konocti Vista Casino in Lakeport, California. Lakeport is located approximately 37 miles from Cloverdale with access off Highway 20.  The casino currently houses 349 slot machines and 6 table games. The facility also offers an 80-room hotel and marina with a small pool as well as a 74-space recreational vehicle park. The food and beverage program includes a restaurant and a bar.

The Thunder Valley Casino opened in June 2003 and is located at the intersection of Highway 65 and Interstate 80 just outside of Sacramento, California. The Nevada-style property offers approximately 3,000 slot machines and 125 table games that include blackjack, baccarat, and a variety of poker games including Let It Ride and Pai Gow. The facility features a salon, private dining rooms, bars and butler service. In addition, it houses a 500-seat buffet and various fast food options. The facility also features a nightclub.  In 2008, the Thunder Valley Casino announced plans to build a new 650-room, 23-story hotel featuring a spa, family center and other amenities.  Thunder Valley also planned to construct a 3,000-seat performing arts center, and to expand the casino to include three new restaurants, more gaming space and new poker room, and a parking structure capable of holding 5,000 cars.  The expansion began in July 2008 but was halted in November 2008.  In May 2009, the casino resumed work on a scaled-down expansion project that includes a 17-story hotel with 297 rooms; a 700-seat, 10,000-square-feet multipurpose entertainment center in place of the performing arts center; and a 7-story parking structure with approximately 3,800 spaces.  The hotel opened in June 2010.  Thunder Valley also added 40,000 square feet of space to and renovated its casino floor.  The casino now has 144,500 square feet of gaming space.

The Cache Creek Casino is located approximately 50 miles west of Sacramento and offers over 2,000 slot machines. The casino has a 14-table poker room and houses 122 table games including blackjack, Texas Hold’em, Pai Gow and mini-baccarat. The facility also includes a 200-room luxury hotel, 9 restaurant outlets, an entertainment pavilion with seating for 600, a spa and outdoor pool, an 18-hole golf course and a 1,883 spot parking structure. In 2007, Cache Creek announced plans to add more shops and parking and expand its gaming floor, and to add a 10-story, 467-room hotel tower, and a 62,500 square-foot convention center capable of seating 2,300 people.  These expansion plans were put on hold in early October 2009 but were resumed in January 2010 when the Cache Creek Casino announced plans to resume the expansion, proposing to add over 20,000 square-feet of casino space, a 52,440 square-foot convention center, and a 900-car six-story garage.  The construction of the event center and parking garage was halted in September 2010, though the renovation of the existing 200-room hotel has continued and is expected to be completed in September 2011.

The Lytton Band of Pomo Indians currently operates a 70,000 square-foot casino with over 1,300 Class II electronic bingo machines and 11 table games on a 9-acre site in a card room in San Pablo, near Oakland, California, on land that was placed in trust for the tribe through congressional legislation.  The Lytton Band signed a compact with the Governor of California for operating Class III casino gaming on the San Pablo site in 2004, but in 2005 the state legislature withheld its approval of this compact. In May 2007, legislation was introduced in the U.S. Senate that would require the Lytton Band to forego any Class III machines at the San Pablo site and limit itself to operating its existing Class II machines. This legislation was passed by the Senate in November 2007 and referred to the U.S. House of Representatives Committee on Natural Resources, but no further action was taken.  The legislation was again introduced in the U.S. Senate in January 2009, and the Senate passed the bill in March 2009, but no further action was taken during that session of Congress.  The legislation was introduced in the Senate again on May 4, 2011.

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

The Scotts Valley Band hopes to build a 225,000 square-foot casino complex and five-story parking garage on a 30-acre site in unincorporated Contra Costa County, near Richmond, California.  In March 2008, the Bureau of Indian Affairs announced the filing of the Final Environmental Impact Statement for the proposed project.  A municipal services agreement between the City of Richmond and the Scotts Valley Band was challenged in court on environmental review grounds, and the agreement’s validity was upheld in February 2010.

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

We also compete with other forms of gaming such as statewide lotteries, live and simulcast pari-mutuel wagering and card rooms.  Initiatives expanding competitive forms of gaming have been proposed and may, from time to time, be approved by state or local authorities in California. Examples include state legislation passed in 2007 expanding off-site betting on horse races through expanded advance deposit wagering and increased satellite wagering sites, state legislation passed in September 2010 allowing for exchange wagering on horse races, a legislative proposal in the California Assembly in February 2007 to amend the California Penal Code to expand permitted bingo games by charitable organizations to include electronic bingo cards, proposals put forth by former Governor Arnold Schwarzenegger in 2007 and 2009, respectively, to authorize the use of instant lottery video terminals at horse racing tracks and card rooms and to dedicate a higher percentage of California State Lottery revenues to player winnings, and bills introduced in the California State Senate in May 2010 and January 2011 to authorize online intrastate poker in California.

In August 2009, a U.S. district court judge issued an order, in ongoing litigation regarding the proper number of total slot machines allowed under the 1999 tribal-state gaming compacts, requiring that the State of California issue an additional 10,549 slot machine licenses. A drawing was held on October 5, 2009, and 3,548 licenses were awarded to eleven different Indian tribes, leaving 7,001 slot machine licenses available in the statewide pool.  On August 20, 2010, the U.S. Court of Appeals for the Ninth Circuit reduced the number of additional slot machine licenses from 10,549 to 8,050, and the court denied the State of California’s petition for a rehearing on January 28, 2011.  The State of California did not appeal the decision, and thus the appeals court’s decision is final.  As a result, there are 4,502 slot machine licenses not awarded in the October 2009 draw that remain available, and the Tribe or any other Indian tribe(s) could request California to hold a draw for some or all of these licenses.

ITEM 6.                             EXHIBITS

The Exhibit Index filed herewith is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2011	RIVER ROCK ENTERTAINMENT AUTHORITY
(Registrant)

	By:	/s/ David Fendrick
David Fendrick,
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by David Fendrick, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Joseph R. Callahan, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

32*

Certification by David Fendrick, Chief Executive Officer, and by Joseph R. Callahan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following financial statements from the Company’s 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Condensed Balance Sheets - June 30, 2011 (unaudited) and December 31, 2010, (ii) Unaudited Condensed Statements of Revenues, Expenses and Changes in Net Assets – Thee and Six Months Ended June 30,2011 and 2010, (iii) Unaudited Condensed Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, (iv) Notes to Unaudited Condensed Financial Statements.

*

This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of River Rock Entertainment Authority whether made before or after the date hereof, regardless of any general incorporation language in such filing.