Form 10-Q
period 2011-09-30
River Rock Entertainment Authority
filed 2011-11-14
CIK 1288924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,955	$36,713
Accounts receivable	423	290
Receivable from Tribe, net	293	—
Inventories	81	96
Prepaid expenses and other current assets	3,735	1,402

Total current assets	42,487	38,501

RESTRICTED CASH	4,284	4,330

CAPITAL ASSETS:
Buildings and building improvements	137,874	132,907
Furniture, fixtures and equipment	36,078	33,786
Accumulated depreciation	(73,261)	(66,348)
Construction in progress	73,973	77,296

Capital assets	174,664	177,641

DEPOSITS AND OTHER ASSETS	1,363	1,680

TOTAL ASSETS	$222,798	$222,152

LIABILITIES AND NET ASSETS

CURRENT LIABILITIES:
Accounts payable	$1,572	$1,884
Payable to Tribe, net	—	5,823
Accrued liabilities	13,124	7,977
Current maturities of long-term debt	199,972	199,719
Total current liabilities	214,668	215,403

COMMITMENTS AND CONTINGENCIES

NET ASSETS
Invested in capital assets-net of related debt	(25,308)	(22,078)
Restricted for capital projects	4,284	4,330
Unrestricted	29,154	24,497

Total net assets	8,130	6,749

TOTAL LIABILITIES AND NET ASSETS	$222,798	$222,152

The accompanying notes are an integral part of these unaudited interim financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN NET ASSETS

(Dollars in Thousands)

(Unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 30,		September 30,
	2011	2010	2011	2010
OPERATING REVENUES:

Casino	$30,164	$29,059	$90,287	$91,136
Food and beverage	1,607	1,499	4,742	4,422
Other	194	274	620	781

Gross revenues	31,965	30,832	95,649	96,339

Promotional allowances	(663)	(462)	(1,821)	(1,281)

Net revenues	31,302	30,370	93,828	95,058

OPERATING EXPENSES:
Casino	3,665	4,226	12,198	12,111
Food and beverage	1,368	1,914	4,444	5,420
Selling, general, and administrative	8,833	9,945	28,461	30,648
Depreciation	2,691	2,599	7,644	7,393
Gaming commission and surveillance expenses	738	854	2,167	2,389
Compact revenue sharing trust fund	333	333	1,001	1,001
Sonoma County fees	875	—	875	—
Gain on sale of assets	(2)	—	(58)	—
Total operating expenses	18,501	19,871	56,732	58,962

INCOME FROM OPERATIONS	12,801	10,499	37,096	36,096

NON-OPERATING EXPENSE-Net:
Interest expense	(5,215)	(5,214)	(15,555)	(15,644)
Interest income	4	20	17	48

Non-operating expense-net	(5,211)	(5,194)	(15,538)	(15,596)

INCOME BEFORE DISTRIBUTIONS TO TRIBE	7,590	5,305	21,558	20,500

DISTRIBUTIONS AND TRANSFERS TO TRIBE	(13,229)	(3,398)	(20,177)	(10,194)

CHANGES IN NET ASSETS	(5,639)	1,907	1,381	10,306

NET ASSETS (DEFICIT) -Beginning of period	13,769	3,075	6,749	(5,324)

NET ASSETS -End of period	$8,130	$4,982	$8,130	$4,982

The accompanying notes are an integral part of these unaudited interim financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Nine-Month Period Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from gaming winnings and concessions	$93,424	$95,139
Cash paid for salaries and benefits	(20,738)	(20,743)
Cash paid to suppliers	(25,707)	(29,932)
Cash paid for compact revenue sharing trust fund	(1,001)	(1,001)
Cash paid for Sonoma County fees	(3,500)	—

Net cash provided by operating activities	42,478	43,463

CASH FLOWS FROM CAPITAL AND RELATED FINANCING ACTIVITIES:
Payments of debt	—	(492)
Payments of offering cost in connection with refinancing of debt	(402)	(515)
Purchases of capital assets	(4,795)	(4,917)
Transfers to Tribe for development costs	(4,652)	(5,924)
Transfers to the Tribe for slope reinforcement	(1,581)	(2,363)
Change in restricted cash	46	2,768
Interest paid	(9,750)	(9,750)
Other	58	(88)

Net cash used in capital and related financing activities	(21,076)	(21,281)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Interest income	17	48

CASH FLOWS USED IN NON-CAPITAL FINANCING ACTIVITIES:

Distributions and transfers to Tribe	(20,177)	(10,194)

CHANGE IN CASH AND CASH EQUIVALENTS	1,242	12,036

CASH AND CASH EQUIVALENTS, Beginning of the period	36,713	31,618

CASH AND CASH EQUIVALENTS, End of the period	$37,955	$43,654

The accompanying notes are an integral part of these unaudited interim financial statements.

RIVER ROCK ENTERTAINMENT AUTHORITY

(A Governmental Instrumentality of the Dry Creek Rancheria Band of Pomo Indians)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Nine-Month Period Ended September 30,
	2011	2010
RECONCILIATION OF INCOME FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Income From Operations	$37,096	$36,096

Adjustments to reconcile operating income to net cash provided by operating activities:
Depreciation	7,644	7,393
(Gain) on sale of assets	(58)	—
Changes in operating assets and liabilities:
Accounts receivable	(133)	231
Related party receivable	116	—
Inventories	15	(3)
Prepaid expenses and other current assets	(2,333)	80
Deposit and other assets	(47)	—
Accounts payable	(94)	(986)
Related party payable	—	56
Accrued liabilities	272	596
Total adjustments	5,382	7,367

NET CASH PROVIDED BY OPERATING ACTIVITIES	$42,478	$43,463

SUPPLEMENTARY SCHEDULE OF NONCASH CAPITAL AND RELATED FINANCING ACTIVITIES:

Acquisition of property and equipment through accounts payable	$12	$728
Acquisition of property and equipment through transfers to Tribe for development costs	$—	$14,398
Acquisition of property and equipment through transfers to Tribe for slope reinforcement	$—	$1,352

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

In the opinion of the Authority’s management, the accompanying unaudited interim condensed financial statements contain all adjustments (consisting of normal recurring adjustments) to fairly present the Authority’s condensed financial position as of September 30, 2011 and the condensed statements of revenues, expenses and changes in net assets for the three and nine month periods ended September 30, 2011 and 2010. The condensed statements of revenues, expenses and changes in net assets and condensed cash flows for all periods presented are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.

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

Restricted Cash — Restricted cash accounts were established from net proceeds from the Notes Offering and investment earnings thereon set aside in construction financing accounts, for construction costs for related infrastructure improvements and construction contingencies. The restricted cash is held in escrow accounts that can only be used for authorized construction disbursements until the related projects are completed.  These escrow accounts are invested in money market accounts, which generate interest on a monthly basis. The FDIC insures $0.3 million of this balance. The Authority believes that there is little risk of loss regarding the uninsured amounts of restricted cash held in the escrow accounts. Restricted cash was $4.3 million at September 30, 2011 and December 31, 2010.  At September 30, 2011, restricted cash includes funds available for land development, more specifically the emergency vehicle access road that will meet the requirement of the Memorandum of Agreement (“MOA”) with Sonoma County.   The Authority does not currently have the ability to withdraw from its restricted cash accounts and will not until it completes the restructuring of the Authority’s 9 ¾% Senior Notes due 2011 (the “Senior Notes”).

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

Capitalized Interest — The interest cost associated with major development and construction projects is capitalized and included in the cost of the asset.  Capitalization of interest ceases when the project is substantially complete or when development activity is suspended.  The Authority capitalized interest of approximately $0.1 million for the nine months ended September 30, 2011 and none during the nine months ended September 30, 2010.

Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets were $3.7 million and $1.4 million as of September 30, 2011 and December 31, 2010, respectively, which includes prepaid insurance, prepaid supplies and prepaid service contracts.  In 2011 it also includes prepaid fees to Sonoma County in accordance with a Memorandum of Agreement (“MOA”) (see Note 5.).

Deposits and Other Assets — As of September 30, 2011 and December 31, 2010, respectively, deposits and other assets mainly represent $0.1 million and $0.9 million in remaining legal fees and other issuance costs related to the issuance of the the Senior Notes under the Indenture, dated November 7, 2003 (the “Indenture”), and $1.1 million and $0.7 million, respectively, of costs incurred in connection with efforts to refinance the Senior Notes.

Accrued Liabilities — Accrued liabilities consist of accrued interest, accrued payroll and other accrued liabilities.

Progressive Jackpots Liabilities —The Casino has a number of progressive jackpot slot machines.  As bets are made, the amount available to win increases and will be paid out when the appropriate winning combination occurs.  The Casino has recorded the progressive jackpots as a liability, with a corresponding charge against gaming revenue of $1.2 million and $1.5 million as of September 30, 2011 and December 31, 2010, respectively.  Also, the Casino has available for customer play wide area progressive slot machines that are interlinked with other unrelated casinos.  These machines are monitored and maintained by the vendor and the Casino is required to remit a percentage of coin-in to the respective vendor.  The Casino records a charge against revenue for the portion of the fee applied to the wide area progressive jackpots.  Amounts recorded against revenue for the portion of the fee applied to the wide area progressive jackpots were approximately $0.2 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively; and approximately $0.7 million and $0.8 million for each of the nine months ended September 30, 2011 and 2010.  All other administrative charges are recorded in operating expenses.

Accrued Players Club — The Authority has recorded a liability related to free play and prizes earned by the members of our Players Club. The Authority has recorded the estimated redemption of the liability as contra-revenue in the accompanying statements of revenues, expenses and changes in net assets.

Contingencies — The Authority assesses its exposure to loss contingencies, including legal matters, and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of September 30, 2011, management determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change, the addition of accruals for such items in future periods may be required and such accruals may be material.

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

Promotional Allowances — The retail value of food and non-alcoholic beverages provided to customers without charge or at a discount is included in food and beverage revenues and then deducted as promotional allowances. Such amounts included in food and beverage revenues for the three months ended September 30, 2011 and 2010 were $0.7 million and $0.5 million, respectively.  These amounts included in food and beverage revenues for the nine months ended September 30, 2011 and 2010 totaled $1.8 million and $1.3 million, respectively.

Food and Beverage Expenses — Food and beverage expenses include cost of goods sold related to providing food and beverage to our customers. The estimated costs of providing complimentary products and services are reflected in Casino expenses.

Advertising Costs — Advertising costs are expensed as incurred or when an advertisement is first aired or circulated. Advertising costs included in selling, general and administrative expenses for the three months ended September 30, 2011 and 2010 were $0.9 million and $1.1 million, respectively.  Advertising costs for the nine months ended September 30, 2011 and 2010 were $2.8 million and $4.1 million, respectively.

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

Distributions and Transfers to Tribe — Distributions to Tribe are made up of permitted and service payments under the covenants of the Indenture. They are included in the Statements of Revenues, Expenses and Changes in Net Assets as distributions to Tribe allowed pursuant to the Indenture. Total distributions to the Tribe for the three months ended September 30, 2011 and 2010 were $3.5 million and $3.4 million, respectively.  Total distributions to the Tribe for the nine months ended September 30, 2011 and 2010 were $10.4 million and $10.2 million, respectively.  On August 3, 2011, the Authority entered into a Grant of Temporary Emergency Vehicle Access Easement (the “Easement”) with a group of individuals and family trusts (the “Grantors”) that will allow the Authority to construct an emergency vehicle access road through the Proschold and Dugan properties. Such access road is required pursuant to the terms of the MOA. In a separate agreement, the Tribe acquired the Proschold Property from the Grantors. The Authority paid $9.0 million (the “Easement Acquisition Price”) to the Grantors pursuant to the Easement. The Easement is effective until July 31, 2016 (the “Easement Expiration Date”).  The Easement Acquisition Price was credited by the Grantors towards the purchase price for the Proschold Property and is being accounted for by the Authority as a transfer to the Tribe. In addition, during the three months ended September 30, 2011, the Authority transferred an aggregate of $0.8 million to the Tribe in connection with the acquisition of the Proschold Property to commence building of the emergency vehicle access road as required by the MOA with Sonoma County (see Note 5.).

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

The Authority pays for various expenses for the following departments operated by the Tribe: Tribal Gaming Commission including surveillance, plant operations and human resources. These departmental expenses include but are not limited to, payroll and related expenses, legal and other operational expenses. Total amounts billed by the Tribe to the Casino for these departments, excluding Tribal Gaming Commission and surveillance, for the three months ended September 30, 2011 and 2010 were $0.6 million and $1.0 million, respectively.  These amounts are recorded as a component of selling, general and administrative expenses.  The expenses for these departments for the nine months ended September 30, 2011 and 2010 were $2.6 million and $2.9 million, respectively.

The Authority pays for various expenses for the Tribal Gaming Commission and surveillance. The Tribal Gaming Commission and surveillance expenses are recorded in Gaming Commission and surveillance expenses on the Statements of Revenues, Expenses and Changes in Net Assets. Gaming Commission and surveillance expenses for the three months ended September 30, 2011 and 2010 were $0.7 million and $0.9 million, respectively.  Gaming Commission and surveillance expenses for the nine months ended September 30, 2011 and 2010 were $2.2 million and $2.4 million, respectively.

The Tribe has incurred expenses on behalf of the Authority that relate to the development of the Dugan Property which is now a part of the Tribe’s Reservation. To date, the Authority capitalized approximately $1.5 million related to the Dugan Property.

The Tribe incurred approximately $67 million in total expenses on behalf of the Authority for master planning of the proposed resort and infrastructure improvements on the reservation that benefit the Casino. Almost all of such expenditures were incurred prior to 2009 before the construction was suspended.  The Authority reimbursed the Tribe approximately $52.4 million through 2009.  In January 2010, the Authority’s Board of Directors authorized the reimbursement of the Tribe in an amount not to exceed approximately $14.9 million of construction costs. The approval included a payment reimbursement schedule to the Tribe of $2.7 million on January 18, 2010, $0.4 million from February 1, 2010 through April 1, 2010 and $0.7 million monthly thereafter without exceeding the $14.9 million.  The Authority reimbursed the Tribe $9.5 million during the fiscal year ended December 31, 2010 and $4.7 million for the nine months ended September 30, 2011.  When the reimbursement payments are made or accrued, the related amounts are capitalized and reflected in construction-in-progress. The reimbursed costs consist of engineering and design costs related to the proposed master plan development, including electrical, HVAC, landscaping, interior design services and consulting fees for legal and feasibility services, as well as the construction costs of the lower Acorn Road.

The Tribe incurred expenses related to the reinforcement of the slope on the northwest side of the Reservation near the Casino.  During 2010, the Authority’s Board of Directors authorized the reimbursement to the Tribe not to exceed $3.5 million, and an additional $0.3 million was approved in March 2011 for a total of $3.8 million.  This project was completed in April 2011.

To date, access to the Tribe’s reservation and our casino has been over a single, two-lane road. Under the MOA, the Tribe covenanted as a condition to the issuance of our liquor license to construct an emergency vehicle access road from the casino over either the Dugan Property or at an alternative site subject to approval by Sonoma County.  The

MOA requires that road construction commence no later than 60 days after the Dugan Property is taken into trust by the United States for the benefit of the Tribe, the effective date of which was November 30, 2010 (the “Trust Date”) and to be completed no later than 365 days after the Trust Date, subject to an extension if such commencement date occurs during the rainy season (approximately October 15th through April 15th).

In May 2011, the Sonoma County Board of Supervisors approved a revision to the construction schedule for the emergency vehicle access road. The Tribe has been given time to acquire property as an alternative site on which to construct the emergency vehicle access road.  Construction must begin the later of 30 days after the end of the rainy season as determined by National Oceanic and Atmospheric Administration Fisheries Service, or 60 days after the Tribe acquires the property, whichever is later. In any event the construction of the emergency vehicle access road must commence no later than June 30, 2012.

On August 3, 2011, the Authority entered into the Easement with the Grantors that will allow the Authority to construct an emergency vehicle access road that is required pursuant to the terms of the MOA. The Easement is effective until July 31, 2016.  In a separate agreement, the Tribe acquired the Proschold Property from the Grantors. The Easement Acquisition Price and $3.3 million in deposit funds from the Tribe were credited towards the purchase price for the Proschold Property. The balance of the purchase price for the Proschold Property, or $11.7 million, is payable by the Tribe to the Grantors over five years pursuant to a Mortgage Note from the Tribe that bears interest at 4% per annum and requires a final balloon payment of $10.6 million on the Easement Expiration Date.  On October 31, 2011, the Authority entered into a ten year agreement commencing November 1, 2011 to lease the Proschold Property from the Tribe for a monthly rent of $232,000 for five years and thereafter for $12,000 per month for the remainder of the term for a total commitment of approximately $14.6 million.

The Authority is in the process of  constructing the emergency vehicle access road across the Dugan and Proschold properties so as to complete the construction in 2012 within the timeframe required by the MOA.  The Authority has contracts with independent contractors to begin construction totaling $1.0 million.  The road construction is expected to cost approximately $5 million in addition to the $1.5 million previously spent on developing the emergency vehicle access road. The Tribe’s Public Works Department acts as the construction manager for the road project and oversees the construction. The cost of this construction will be funded from the Casino’s operating cash flows.

During August 2011 the Authority transferred $0.8 million for expenses previously incurred related to the purchase of the Proschold Property.  On October 31, 2011 we transferred to the Tribe for an additional $2.5 million.  The Authority accounts for all payments relating to the lease and purchase of the Proschold Property as transfers to the Tribe, of which $9.8 million were recorded during the three months ended September 30, 2011.

The Authority is presently constructing a new employee dining room and additional office space.  The Authority has authorized construction contracts in the amount of $1.9 million for this project.  The projected cost is approximately $2.2 million.  This construction will be funded from the Casino’s operating cash flows.

6.                                      CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011	December 31, 2010
	(unaudited)
Operating accounts	$19,374	$15,030
Money market accounts*	13,137	15,123
Cash on hand	5,444	6,560
Cash and cash equivalents	37,955	36,713

Restricted cash	4,284	4,330

Total cash and cash equivalents and restricted cash	$42,239	$41,043

*Represents level 1 fair value measurement, quoted prices in active markets for identical items.

Deposits — Custodial credit risk is the risk that in the event of a bank failure, the Authority’s deposits (cash in checking, sweep, and money market accounts held with its third-party administrator) may not be returned to it.  The Authority does not have a deposit policy for custodial credit risk.  As of September 30, 2011 and December 31, 2010 approximately $37.3 million and $34.3 million, respectively, of the Authority’s bank balance for deposits of $36.8 million and $34.8 million, respectively, were exposed to custodial credit risk, as it was uninsured and uncollateralized.

7.                                      CAPITAL ASSETS

Capital Assets at December 31, 2010 and September 30, 2011 consisted of the following (dollars in thousands):

	Balance, as of December 31, 2010	Additions	Dispositions	Transfers In(Out)	Balance, as of Sep 30, 2011 (Unaudited)

Building and improvements	$132,907	$975	$—	$3,992	$137,874
Furniture, fixtures and equipment	33,786	2,632	(731)	391	36,078
Less accumulated depreciation	(66,348)	(7,644)	731	—	(73,261)
	100,345	(4,037)	—	4,383	100,691
Construction in Progress	77,296	1,060	—	(4,383)	73,973
Capital assets - net	$177,641	$(2,977)	$—	$—	$174,664

The Authority accounts for all payments related to the purchase by the Tribe of the Proschold Property and the lease payments for the Proschold Property by the Authority to the Tribe as transfers to the Tribe, of which $9.8 million was recorded during the three months ended September 30, 2011.

Construction in progress consists primarily of payments to the tribe and various vendors related to the Authority’s master plan development and land improvements. Substantially all of the Authority’s personal property is pledged as collateral to secure its debt.

8.                          ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30,	December 31,
	2011	2010
	(unaudited)
Accrued in-house progressive slot jackpots	$1,242	$1,485
Accrued payroll and related benefits	2,368	1,778
Accrued interest	8,125	3,250
Accrued other expenses	1,389	1,464
Total accrued liabilities	$13,124	$7,977

9.                                      LONG-TERM DEBT

Long-term debt as of September 30, 2011 and December 31, 2010 consisted of  9 3/4% Senior Notes in the amount of $199,972,000 and $199,719,000 respectively, net of unamortized issue discount of $28,000 and $281,000, respectively.  The Authority’s long-term debt is recorded at an amortized historical cost basis. The fair value of the Senior Notes was approximately $138.1 million as of September 30, 2011 based on level one inputs, quoted prices in active markets.

On November 7, 2003, the Authority issued the Senior Notes. The proceeds were utilized to fund an expansion project, which included three parking structures, related infrastructure improvements, repayment of various debt and advances and fund payment of various accruals and payables, as well as to increase cash on hand. The proceeds were also utilized to fund a land purchase (the Dugan Property) and settle litigation.  The Senior Notes are collateralized by a first priority pledge of the Authority’s revenue and substantially all of the existing and future tangible and intangible personal property. The $200.0 million principal payment was due November 1, 2011.

On November 2, 2011, the Authority and the Tribe reached an agreement with holders in the aggregate representing in excess of 60% of the Senior Notes (the “Majority Senior Noteholders”) that matured on November 1, 2011, to establish a framework under which the Authority will seek to restructure such Senior Notes consistent with its long-term growth and development strategy.  In connection with this restructuring, on November 2, 2011, the Authority and the Tribe entered into (i) a Forbearance and Support Agreement (the “Senior Notes Forbearance Agreement”) with the Majority Senior Noteholders, and (ii) a Forbearance and Support Agreement (the “Tribal Notes Forbearance Agreement” and, together with the Senior Notes Forbearance Agreement, the “Forbearance Agreements”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill”), as the holder of $27.6 million principal amount in outstanding notes issued by the Tribe (the “Tribal Notes”).  See Note 15, “Subsequent Events”.

10.                   EMPLOYEE BENEFIT PLAN

The Authority participates in a 401(k) plan, a retirement plan (the “Plan”), which is qualified under Section 401(k) of the Internal Revenue Code.  The Plan is a defined contribution plan which has a Trustee and Investment Advisor, and is available to all eligible employees of the Casino who have attained the age of 18 and have worked at least six months as defined in the Plan. Plan participants may contribute up to 100 percent of their eligible pretax compensation, subject to the annual maximums set forth by the Internal Revenue Service. The Authority currently matches at 3% but is authorized to match contributions up to a maximum of 5%. Participants become vested in employer contributions, as well as any earnings thereon, over a three-year period at the rate of 33 percent, 66 percent and 100 percent at the end of each year provided they have worked a minimum of 1,000 hours in that year.  Non-vested employer matching contributions are forfeited by employees upon termination and are held in a forfeiture account and used to offset plan expenses.

Employee contributions to the Plan totaled $0.1 million for each of the three months ended September 30, 2011, and 2010.  Employee contributions to the Plan totaled $0.4  million for each of the nine months ended

September 30, 2011 and 2010.  The Casino made matching contributions to the Plan of approximately $0.1 million for each of the three months ended September 30, 2011 and 2010, and $0.2 million for  the nine months ended September 30, 2011 and 2010.

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

13.                   COMPACT REVENUE SHARING TRUST FUND

Under the Compact as entered into with the State of California in September 1999, the Tribe must pay annual license fees for Class III gaming devices, based on the number of gaming device licenses approved by the state gaming commission.  The Compact does not require a license for the first 350 Class III gaming devices in use and does not require a license fee for an additional 350 machines.  Payments are due on a quarterly basis and are remitted into a state revenue sharing trust fund.  License fees expense totaled $0.3 million for each of the three months ended September 30, 2011 and 2010.  License fees expense totaled $1.0 million for each of the nine months ended September 30, 2011 and 2010, respectively.

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

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into the MOA which settled several long-standing legal disputes between Sonoma County and the Tribe and provides a binding framework for resolving future disputes. Pursuant to the MOA, as amended, the Tribe has agreed to pay Sonoma County up to $75 million in mitigation fees over a 12 year period to offset impacts of the potential losses and impacts to Sonoma County resulting from the Tribe’s various ongoing projects and is intended to support the services being provided by Sonoma County.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of Sonoma County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in Sonoma County. Such in lieu fees could total as much as $25 million during the term of the MOA. The Tribe has made the prior payments to Sonoma County in the total amount of $10.3 million and is not currently seeking reimbursement from the Authority. Effective 2011, the Authority has begun making annual payments toward the remaining balance of the $75 million.

In May 2011, the Sonoma County Board of Supervisors approved a revision to the payment terms of the MOA. The Authority will pay, on behalf of the Tribe, to the County $3.5 million per year commencing June 30, 2011 and continuing each June 30 until the date of the opening of the first phase of an expanded resort facility (the “Opening Date”). Each annual payment will be recognized over the successive twelve month period. In the event the Opening Date occurs less than one year prior to the end of the term of the MOA (the “Term”), on the Opening Date the parties to the MOA shall calculate the difference between $75 million and the sum of all payments made from the beginning of the MOA (the “Deferred Amount”) through the Opening Date and the Tribe shall be obligated to pay to Sonoma County one-half of the Deferred Amount on the Opening Date and the balance at the end of the Term. If more than one year remains between the Opening Date and the end of the Term, the Deferred Amount shall be amortized into equal annual payments over the number of years remaining, plus one if the Opening Date occurs before June 30 of that year, and the Tribe shall be obligated to pay the first annual payment on the Opening Date and the remaining annual payments commencing on the June 30 next following the Opening Date and on each June 30 thereafter through the end of the Term. If the Opening Date does not occur prior to the end of the Term, the Deferred Amount shall be payable by September 30, 2020, unless the MOA is properly reopened as provided for therein and an alternative payment schedule is agreed upon by the parties thereto.  As of September 30, 2011, $13.8 million has been paid pursuant to the MOA and the Deferred Amount is $61.2 million. Pursuant to the MOA, the future payment schedule is open to renegotiation by either party due to unforeseen circumstances, including the inability to open the first phase of an expanded resort facility.  Amortization of the prepaid MOA fee was $0.9 million for the three months and nine months ended September 30, 2011.

On August 3, 2011, the Authority was granted an Easement that will allow the Authority to construct an emergency vehicle access road that is required pursuant to the terms of the MOA. The Authority paid the Easement Acquisition Price to the Grantors pursuant to the Easement. In a separate agreement (the “Purchase Agreement”), the Tribe has agreed to acquire from the Grantors an approximately 310-acre parcel of land (the “Proschold Property”) contiguous to the Tribe’s reservation that includes the land that is the subject of the Easement. The Authority, the Tribe and the Grantors have agreed that the Easement Acquisition Price will be credited towards the purchase price for the Property. On October 31, 2011, the Authority entered into a ten year agreement commencing November 1, 2011 to lease the Proschold Property from the Tribe for a monthly rent of $232,000 for five years and thereafter for $12,000 per month for the remainder of the term for a total commitment of approximately $14.6 million.

The Authority is in the process of constructing the emergency vehicle access road so as to complete the construction in 2012 within the timeframe required by the MOA.  The Authority has contracts with independent contractors to begin construction totaling $1.0 million.  The road construction is expected to cost approximately $5 million. The Tribe’s Public Works Department acts as the construction manager for the road project and oversees the construction. The cost of this construction will be funded from the Casino’s operating cash flows.

15.                   SUBSEQUENT EVENTS

On November 2, 2011, the Authority and the Tribe reached an agreement with the Majority Senior Noteholders relating to the Senior Notes to establish a framework under which the Authority will seek to restructure such Senior Notes consistent with its long-term growth and development strategy.  In connection with this restructuring, on November 2, 2011, the Authority and the Tribe entered into a Senior Notes Forbearance Agreements with the Majority Noteholders and a Tribal Notes Forbearance Agreement with Merrill as the holder of the Tribal Notes.

Under the terms of the Senior Notes Forbearance Agreement, each Majority Senior Noteholder, severally and not jointly, has agreed not to, during the period beginning on November 2, 2011 and ending upon its expiration or earlier termination in accordance with the Forbearance Agreements (the “Forbearance Period”), (i) file a complaint or take any other action to commence litigation, an arbitration or other proceeding to collect payment of amounts due in respect of the Senior Notes or to seek to enforce any of the provisions of the indenture governing the Senior Notes or the collateral documents related thereto or any of its rights or remedies thereunder or (ii) commence or participate in commencing any involuntary insolvency proceeding against the Tribe or the Authority.  The Majority Senior Noteholders have also agreed that, during the Forbearance Period, the Authority will continue to operate the River Rock Casino and make all payments to the Tribe permitted under the Senior Notes Indenture as if no event of default had occurred.

Under the terms of the Tribal Notes Forbearance Agreement, Merrill has agreed that, for so long as the Forbearance Period shall be continuing, it shall not (i) file a complaint or take any other action to commence litigation, an arbitration or other proceeding to collect payment of amounts due in respect of the Tribal Notes or to seek to enforce any of the provisions of the indenture governing the Tribal Notes dated as of December 22, 2006, as amended (the “Tribal Notes Indenture”) or any of its rights or remedies thereunder or (ii) commence or participate in commencing any involuntary insolvency proceeding against the Tribe or the Authority.

To restructure the Senior Notes, the Authority has agreed to (i) conduct an exchange offer (the “Exchange Offer”) pursuant to which the Authority will offer to exchange all issued and outstanding Senior Notes for its new secured senior notes (the “New Senior Notes”) and (ii) issue $27.6 million in aggregate principal amount of its new subordinated notes (the “New Subordinated Notes”), the proceeds of which will be distributed to the Tribe and used by the Tribe to retire the Tribal Notes.  The Exchange Offer will be open to all holders of the Senior Notes.  Concurrently with the Exchange Offer, the Authority has agreed to seek consents from all holders of the Senior Notes (the “Consent Solicitation”) to remove substantially all of the restrictive covenants and certain events of default from the Senior Notes Indenture and make certain amendments to the related collateral documents.  The Exchange Offer, Consent Solicitation and the issuance and sale of the New Subordinated Notes are collectively referred to as the “Restructuring.”

Each of the Majority Senior Noteholders, Merrill, the Tribe and the Authority have also agreed not to seek, solicit, negotiate, vote or otherwise take any action to encourage the making of any alternative proposal to effect a refinancing, restructuring, or modification of the Senior Notes, the Indenture or the Tribal Notes during the Forbearance Period.

Pursuant to the Forbearance Agreements, the Authority is required to commence the Exchange Offer and Consent Solicitation by November 18, 2011, and to consummate the Exchange Offer and Consent Solicitation and the issuance and sale of the New Subordinated Notes by December 31, 2011.  These dates may be extended upon the written consent of the holders of a majority of the outstanding principal amount of the Senior Notes.

Completion of the Restructuring will be dependent on, among other things, the negotiation and execution of definitive documentation to implement the Exchange Offer, the Consent Solicitation and the issuance and sale to Merrill of the New Subordinated Notes and the Authority’s ability to secure the support of holders representing at least 66 2/3% principal amount of the Senior Notes, including the Majority Senior Noteholders.  As a result, the Authority cannot assure that it will be able to timely effect the Restructuring, or at all.  In the event that the Authority is not able to successfully consummate the Restructuring, the Authority intends to explore all other restructuring alternatives available to it at that time.

During the Forbearance Period there will be no changes to Casino operations or material impact on the Authority’s customers, employees, vendors and suppliers.

On October 31, 2011, the Authority entered into a ten year agreement commencing November 1, 2011 to lease the Proschold Property from the Tribe for a monthly rent of $232,000 for five years and thereafter for $12,000 per month for the remainder of the term.

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

Recent Operational Highlights

As part of the effort to enhance the overall appeal of our casino, we completed a reconfiguration of our gaming floor in April 2009.  This effort has resulted in the reduction of approximately 300 slot machines. The Tribe maintained our contractual rights under the Compact to operate a total of 1,600 slot machines in our casino.  We considered many factors such as peak period demand, per unit productivity and player comfort in our analysis to ensure that the reduction of gaming devices will not adversely impact our revenues. Throughout 2011 we continued to refine the configuration of our gaming floor.

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

We did not make a principal payment that was due on Senior Notes on November 1, 2011. On November 2, 2011, we and the Tribe reached an agreement with holders in the aggregate representing in excess of 60% (the “Majority Senior Noteholders”) of our Senior Notes that matured on November 1, 2011, to establish a framework under which we will seek to restructure such Senior Notes consistent with our long-term growth and development strategy.  In connection with this restructuring, on November 2, 2011, we and the Tribe entered into (i) a Forbearance and Support Agreement (the “Senior Notes Forbearance Agreement”) with the Majority Senior Noteholders, and (ii) a Forbearance and Support Agreement (the “Tribal Notes Forbearance Agreement” and, together with the Senior Notes Forbearance Agreement, the “Forbearance Agreements”) with Merrill, Lynch, Pierce, Fenner & Smith Incorporated (“Merrill”), as the holder of $27.6 million principal amount in outstanding notes issued by the Tribe (the “Tribal Notes”).

Under the terms of the Senior Notes Forbearance Agreement, each Majority Senior Noteholder, severally and not jointly, has agreed not to, during the period beginning on November 2, 2011 and ending upon its expiration or earlier termination in accordance with the Forbearance Agreements (the “Forbearance Period”), (i) file a complaint or take any other action to commence litigation, an arbitration or other proceeding to collect payment of amounts due in respect of the Senior Notes or to seek to enforce any of the provisions of the indenture governing the Senior Notes or the collateral documents related thereto or any of its rights or remedies thereunder or (ii) commence or participate in commencing any involuntary insolvency proceeding against the Tribe or the Authority.  The Majority Senior Noteholders have also agreed that, during the Forbearance Period, the Authority will continue to operate the River Rock Casino and make all payments to the Tribe permitted under the Senior Notes Indenture as if no event of default had occurred.

Under the terms of the Tribal Notes Forbearance Agreement, Merrill has agreed that, for so long as the Forbearance Period shall be continuing, it shall not (i) file a complaint or take any other action to commence litigation, an arbitration or other proceeding to collect payment of amounts due in respect of the Tribal Notes or to seek to enforce any of the provisions of the indenture governing the Tribal Notes dated as of December 22, 2006, as amended (the “Tribal Notes Indenture”) or any of its rights or remedies thereunder or (ii) commence or participate in commencing any involuntary insolvency proceeding against the Tribe or the Authority.

To restructure the Senior Notes, the Authority has agreed to (i) conduct an exchange offer (the “Exchange Offer”) pursuant to which the Authority will offer to exchange all issued and outstanding Senior Notes for new secured senior notes (the “New Senior Notes”) and (ii) issue $27.6 million in aggregate principal amount of new subordinated notes (the “New Subordinated Notes”), the proceeds of which will be distributed to the Tribe and used by the Tribe to retire the Tribal Notes.  The Exchange Offer will be open to all holders of the Senior Notes.  Concurrently with the Exchange Offer, the Authority has agreed to seek consents from all holders of the Senior Notes (the “Consent Solicitation”) to remove substantially all of the restrictive covenants and certain events of default from the Senior Notes Indenture and make certain amendments to the related collateral documents.  The Exchange Offer, Consent Solicitation and the issuance and sale of the New Subordinated Notes are collectively referred to as the “Restructuring.”

Each of the Majority Senior Noteholders, Merrill, the Tribe and the Authority have also agreed not to seek, solicit, negotiate, vote or otherwise take any action to encourage the making of any alternative proposal to effect a refinancing, restructuring, or modification of the Senior Notes, the Indenture or the Tribal Notes during the Forbearance Period.

Pursuant to the Forbearance Agreements, the Authority is required to commence the Exchange Offer and Consent Solicitation by November 18, 2011, and to consummate the Exchange Offer and Consent Solicitation and the issuance and sale of the New Subordinated Notes by December 31, 2011.  These dates may be extended upon the written consent of the holders of a majority of the outstanding principal amount of the Senior Notes.

Completion of the Restructuring will be dependent on, among other things, the negotiation and execution of definitive documentation to implement the Exchange Offer, the Consent Solicitation and the issuance and sale to Merrill of the New Subordinated Notes and the Authority’s ability to secure the support of holders representing at least 66 2/3% principal amount of the Senior Notes, including the Majority Senior Noteholders.  As a result, we cannot assure that we will be able to timely effect the Restructuring, or at all.  In the event that we are not able to successfully consummate the Restructuring, we intend to explore all other restructuring alternatives available to us at that time.

During the Forbearance Period there will be no changes to Casino operations or material impact on our customers, employees, vendors and suppliers.

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

•                              Contingencies — We assess our exposure to loss contingencies, including legal matters, and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be materially impacted. As of September 30, 2011, we have determined that no accruals for claims and legal actions are required. If circumstances surrounding claims and legal actions change materially, the addition of accruals for such items in future periods may be required.

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

The SEC has issued a final rule, Internal Control Over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers that is applicable to us. This rule provides a permanent exemption for nonaccelerated filers from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act of 2002 (“SOX”). Specifically, this rule adopts amendments to SEC rules and forms to conform them to Section 404(c) of SOX, as added by Section 989G of the “Dodd-Frank Wall Street Reform and Consumer Protection Act.” Section 404(c) provides that Section 404(b) of SOX does not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

Recent Developments

On August 3, 2011, we entered into a Grant of Temporary Emergency Vehicle Access Easement (the “Easement”) with a group of individuals and family trusts (the “Grantors”) that will allow us to construct an emergency vehicle access road that is required pursuant to the terms of the Memorandum of Agreement, as amended (the “MOA”), dated March 18, 2008, between Sonoma County (the “County”) and the Tribe. We paid $9.0 million (the “Easement Acquisition Price”) to the Grantors pursuant to the Easement. The Easement is effective until July 31,

2016 (the “Easement Expiration Date”). In a separate agreement (the “Purchase Agreement”), the Tribe has agreed to acquire from the Grantors an approximately 310-acre parcel of land (the “Property”) contiguous to the Tribe’s reservation that includes the land that is the subject of the Easement. We, the Tribe and the Grantors have agreed that the Easement Acquisition Price will be credited towards the purchase price for the Property.  The Tribe has agreed to pay the balance of the purchase price for the Property to the Grantors over five years pursuant to a note from the Grantors that requires a final payment by the Easement Expiration Date. On October 31, 2011, the Authority entered into a ten year agreement commencing November 1, 2011 to lease the Proschold Property from the Tribe for a monthly rent of $232,000 for five years and thereafter for $12,000 per month for the remainder of the term for a total commitment of approximately $14.6 million.

We are in the process of constructing the emergency vehicle access road across the Dugan and Proschold properties so as to complete the construction in 2012 within the timeframe required by the MOA.  The Authority has contracts with independent contractors to begin construction totaling $1.0 million.  The road construction is expected to cost approximately $5 million. The Tribe’s Public Works Department acts as the construction manager for the road project and oversees the construction. The cost of this construction will be funded from the Casino’s operating cash flows.

On November 2, 2011, we and the Tribe reached an agreement with the Majority Senior Noteholders on, to establish a framework under which we will seek to restructure our Senior Notes consistent with our long-term growth and development strategy. In connection with this restructuring, on November 2, 2011, we and the Tribe entered into (i) the Senior Notes Forbearance Agreement with the Majority Senior Noteholders, and (ii) the Tribal Notes Forbearance Agreement with Merrill, as the holder of the Tribal Notes.

Under the terms of the Senior Notes Forbearance Agreement, each Majority Senior Noteholder, severally and not jointly, has agreed not to, during the Forbearance Period, (i) file a complaint or take any other action to commence litigation, an arbitration or other proceeding to collect payment of amounts due in respect of the Senior Notes or to seek to enforce any of the provisions of the indenture governing the Senior Notes or the collateral documents related thereto or any of its rights or remedies thereunder or (ii) commence or participate in commencing any involuntary insolvency proceeding against the Tribe or the Authority.  The Majority Senior Noteholders have also agreed that, during the Forbearance Period, the Authority will continue to operate the River Rock Casino and make all payments to the Tribe permitted under the Senior Notes Indenture as if no event of default had occurred.

Under the terms of the Tribal Notes Forbearance Agreement, Merrill has agreed that, for so long as the Forbearance Period shall be continuing, it shall not (i) file a complaint or take any other action to commence litigation, an arbitration or other proceeding to collect payment of amounts due in respect of the Tribal Notes or to seek to enforce any of the provisions of the Tribal Notes Indenture or any of its rights or remedies thereunder or (ii) commence or participate in commencing any involuntary insolvency proceeding against the Tribe or the Authority.

To restructure the Senior Notes, we have agreed to (i) conduct the Exchange Offer pursuant to which the Authority will offer to exchange all issued and outstanding Senior Notes for the New Senior Notes and (ii) issue $27.6 million in aggregate principal amount of the New Subordinated Notes the proceeds of which will be distributed to the Tribe and used by the Tribe to retire the Tribal Notes.  The Exchange Offer will be open to all holders of the Senior Notes.  Concurrently with the Exchange Offer, we have agreed to conduct the Consent Solicitation to remove substantially all of the restrictive covenants and certain events of default from the Senior Notes Indenture and make certain amendments to the related collateral documents.  The Exchange Offer, Consent Solicitation and the issuance and sale of the New Subordinated Notes are collectively referred to as the “Restructuring.”

Each of the Majority Senior Noteholders, Merrill, the Tribe and the Authority have also agreed not to seek, solicit, negotiate, vote or otherwise take any action to encourage the making of any alternative proposal to effect a refinancing, restructuring, or modification of the Senior Notes, the Indenture or the Tribal Notes during the Forbearance Period.

Pursuant to the Forbearance Agreements, the Authority is required to commence the Exchange Offer and Consent Solicitation by November 18, 2011, and to consummate the Exchange Offer and Consent Solicitation and the issuance and sale of the New Subordinated Notes by December 31, 2011.  These dates may be extended upon the written consent of the holders of a majority of the outstanding principal amount of the Senior Notes.

Completion of the Restructuring will be dependent on, among other things, the negotiation and execution of definitive documentation to implement the Exchange Offer, the Consent Solicitation and the issuance and sale to Merrill of the New Subordinated Notes and our ability to secure the support of holders representing at least 66 2/3% principal amount of the Senior Notes, including the Majority Senior Noteholders.  As a result, we cannot assure that we will be able to timely effect the Restructuring, or at all.  In the event that we are not able to successfully consummate the Restructuring, we intend to explore all other restructuring alternatives available to us at that time.

During the Forbearance Period there will be no changes to Casino operations or material impact on our customers, employees, vendors and suppliers.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

			Dollar	Percentage
	September 30,		Variance	Variance
	2011	2010	2011 vs. 2010	2011 vs. 2010
OPERATING REVENUES:

Casino	$30,164	$29,059	$1,105	3.8%
Food and beverage	1,607	1,499	108	7.2%
Other	194	274	(80)	-29.2%

Gross revenues	31,965	30,832	1,133	3.7%

Promotional allowances	(663)	(462)	(201)	-43.5%

Net revenues	31,302	30,370	932	3.1%

OPERATING EXPENSES:
Casino	3,665	4,226	(561)	-13.3%
Food and beverage	1,368	1,914	(546)	-28.5%
Selling, general, and administrative	8,833	9,945	(1,112)	-11.2%
Depreciation	2,691	2,599	92	3.5%
Gaming commission and surveillance expense	738	854	(116)	-13.6%
Compact revenue sharing trust fund	333	333	—	0.0%
Sonoma County fees	875	—	875	100.0%
Gain on sale of assets	(2)	—	(2)	-100.0%
Total Operating expenses	18,501	19,871	(1,370)	-6.9%

INCOME FROM OPERATIONS	12,801	10,499	2,302	21.9%

NON-OPERATING EXPENSE-Net:
Interest expense	(5,215)	(5,214)	(1)	0.0%
Interest income	4	20	(16)	-80.0%

Non-operating expense-net	(5,211)	(5,194)	(17)	0.3%

INCOME BEFORE DISTRIBUTIONS TO TRIBE	$7,590	$5,305	$2,285	43.1%

Results of Operations

Comparison of the three months ended September 30, 2011 and 2010

Net revenues. Net revenues for the three months ended September 30, 2011 increased by $0.9 million to $31.3 million, from $30.4 million for the three months ended September 30, 2010.  We believe the increase in net revenues is attributable to our increased marketing focus on high-value players. Approximately 96.4% of our net revenues were from our gaming activities in the third quarter of 2011, as compared to 95.7% in the comparable prior year period.

We generated $27.5 million or 87.7% of our net revenues from gaming devices, and $2.7 million, or 8.7% of our net revenues from table games for the three months ended September 30, 2011, as compared to $26.4 million or 86.8% of our net revenues from gaming devices, and $2.7 million or 8.9% of net revenues, from table games and poker for the three months ended September 30, 2010. Casino revenue is net of player incentives of $3.3 million and $3.5 million for the three months ended September 30, 2011 and 2010, respectively.

Our win per slot machine per day was $232 for the three months ended September 30, 2011, which decreased by $6 from $238 for the three months ended September 30, 2010.  We had an average number of slot machines of 1,286 for the three months ended September 30, 2011, compared to 1,204 for the three months ended September 30, 2010. At September 30, 2011, we had 1,282 slot machines on the gaming floor. In January 2011, the poker room was closed and converted to space for approximately 60 penny denomination slot machines that were placed in service in February 2011.

We generated $0.9 million and $1.0 million, net of promotional allowances in food and beverage sales for each of the three months ended September 30, 2011, and 2010. The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. We do not provide complimentary alcoholic beverages to our patrons.

Promotional allowances. Promotional allowances for the three months ended September 30, 2011 were $0.7 million, or 2.1% of net revenues, compared to $0.5 million, or 1.5% of net revenues, for the three months ended September 30, 2010.

Operating expenses. Operating expenses for the three months ended September 30, 2011 were $18.5 million, or 59.1% of net revenues, compared to $19.9 million, or 65.4% of net revenues, for the three months ended September 30, 2010.

Casino expense includes costs associated with our gaming operations and an allocation of food and beverage expense related to the cost of complimentary activities.  Casino expense decreased by $0.6 million or 13.3% for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.  Casino expense for the three months ended September 30, 2011 was $3.7 million, or 12.2% of Casino revenues as compared to $4.2 million, or 14.5% of casino revenues, for the three months ended September 30, 2010.

Food and beverage expense for the three months ended September 30, 2011 was $1.4 million, or 144.9% of food, beverage and retail revenue, net of promotional allowances, compared to $1.9 million, or 184.6% of food and beverage revenue, net of promotional allowances for the three months ended September 30, 2010.  Food and beverage expensed decreased by $0.5 million or 28.5% for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Our food and beverage expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

Selling, general and administrative expense for the three months ended September 30, 2011 decreased by $1.1 million to $8.8 million, or 28.2% of net revenues, from $9.9 million, or 32.7% of net revenues, for the three months ended September 30, 2010. The decrease in selling, general and administrative expense is attributable primarily to a decrease in advertising expenses.

Depreciation expense for the three months ended September 30, 2011 was $2.7 million compared to $2.6 million for the three months ended September 30, 2010.  Depreciation expense was computed using the straight-line method over the useful lives of capital assets. The increase in depreciation expense is due to the purchase of new slot machines.

Gaming Commission and surveillance expense for the three months ended September 30, 2011 was $0.7 million compared to $0.9 million for the three months ended September 30, 2010. The decrease is due to reduction in staff and related payroll expenses and benefits.

The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices we are allowed to operate.  Revenue sharing trust fund fees assessed were $0.3 million for each of the three months ended September 30, 2011 and 2010.

The MOA currently requires annual payments to the County of $3.5 million.  We made our first payment pursuant to the MOA in May  2011. Our MOA expense for the three months ended September 30, 2011 was $0.9 million. There were no MOA payments made by us during 2010, as prior payments were made by the Tribe.

Income from operations. Income from operations for the three months ended September 30, 2011 was $12.8 million, or 40.9% of net revenues, compared to $10.5 million, or 34.6% of net revenues, for the three months ended September 30, 2010.  The increase in income from operations is primarily attributable to an increase in revenues coupled with a decrease in operating expenses.

Non-operating expense, net. Non-operating expense, net for the three months ended September 30, 2011 was $5.2 million, or 16.6% of net revenues, compared to $5.2 million or 17.1% of net revenues, for the three months ended September 30, 2010, primarily representing interest expense for both periods. No interest costs were capitalized during the three months ended September 30, 2011 and  2010.

Income before distributions to Tribe. Income before distributions to the Tribe for the three months ended September 30, 2011 was $7.6 million, or 24.2% of net revenues, compared to $5.3 million, or 17.5% of net revenues, for the three months ended September 30, 2010.

RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

			Dollar	Percentage
	September 30,		Variance	Variance
	2011	2010	2011 vs. 2010	2011 vs. 2010
OPERATING REVENUES:

Casino	$90,287	$91,136	$(849)	-0.9%
Food and beverage	4,742	4,422	320	7.2%
Other	620	781	(161)	-20.6%

Gross revenues	95,649	96,339	(690)	-0.7%

Promotional allowances	(1,821)	(1,281)	(540)	-42.2%

Net revenues	93,828	95,058	(1,230)	-1.3%

OPERATING EXPENSES:
Casino	12,198	12,111	87	0.7%
Food and beverage	4,444	5,420	(976)	-18.0%
Selling, general, and administrative	28,461	30,648	(2,187)	-7.1%
Depreciation	7,644	7,393	251	3.4%
Gaming commission and surveillance expense	2,167	2,389	(222)	-9.3%
Compact revenue sharing trust fund	1,001	1,001	—	0.0%
Sonoma County fees	875	—	875	100.0%
Gain on sale of equipment	(58)	—	(58)	-100.0%
Total Operating expenses	56,732	58,962	(2,230)	-3.8%

INCOME FROM OPERATIONS	37,096	36,096	1,000	2.8%

NON-OPERATING EXPENSE-Net:
Interest expense	(15,555)	(15,644)	89	0.6%
Interest income	17	48	(31)	-64.6%
Other income (expense), net	(15,538)	(15,596)	58	0.4%

INCOME BEFORE DISTRIBUTIONS TO TRIBE	$21,558	$20,500	$1,058	5.2%

Comparison of the nine months ended September 30, 2011 and 2010

Net revenues. Net revenues for the nine months ended September 30, 2011 decreased by $1.2 million to $93.8 million, from $95.1 million for the nine months ended September 30, 2010.  We believe the decrease in net revenues is attributable to the decline of slot coin-in between the first nine months of 2011 and the first nine months of 2010. We believe that this decline is attributable to an increase in gasoline prices that resulted in fewer visits from our drive-up patrons. Approximately 96.2% of our net revenues were from our gaming activities during the nine months ended September 30, of 2011, as compared to 95.9% of our net revenues during the nine months ended September 30, 2010.

We generated $82.6 million or 88.1% of our net revenues from gaming devices, and $7.7 million, or 8.2% of our net revenues from table games and poker for the nine months ended September 30, 2011, as compared to $82.7 million or 87.0% of our net revenues from gaming devices, and $8.4 million or 8.9% of net revenues from table games and poker for the nine months ended September 30, 2010.  Casino revenue is net of player incentives of $9.9 million and $9.6 million for the nine months ended September 30, 2011 and 2010, respectively.

Our win per slot machine per day was $236 for the nine months ended September 30, 2011, which decreased by $14 from $250 for the nine months ended September 30, 2010.  We had an average number of slot machines of 1,280 for the nine months ended September 30, 2011, compared to 1,211 for the nine months ended September 30, 2010. At September 30, 2011, we had 1,282 slot machines on the gaming floor. In January 2011, the poker room was closed and converted to space for approximately 60 penny denomination slot machines that were placed in service in February 2011.

We generated $2.9 million in food and beverage sales for the nine months ended September 30, 2011 net of promotional allowances, compared to $3.1 million for the nine months ended September 30, 2010 net of promotional allowances. The retail value of our food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances. We do not provide complimentary alcoholic beverages to our patrons.

Promotional allowances. Promotional allowances for the nine months ended September 30, 2011 were $1.8 million, or 1.9% of net revenues, compared to $1.3 million, or 1.3% of net revenues, for the nine months ended September 30, 2010.

Operating expenses. Operating expenses for the nine months ended September 30, 2011 were $56.7 million, or  60.5% of net revenues, compared to $59.0 million, or 62.0% of net revenues, for the nine months ended September 30, 2010. The decrease in operating expenses is attributable to expense reductions due to cost saving measures we adopted to adjust for a slight decline in customer demand.

Casino expense includes costs associated with our gaming operations and an allocation of food and beverage expense related to the cost of complimentary activities.  Casino expense for the nine months ended September 30, 2011 was $12.2 million, or 13.5% of Casino revenues compared to $12.1 million, or 13.3% of casino revenues, for the nine months ended September 30, 2010.  Casino expense increased by $0.1 million or 0.7% for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Food and beverage expense for the nine months ended September 30, 2011 was $4.4 million, or 152.1% of food and beverage revenue, net of promotional allowances, compared to $5.4 million, or 172.6% of food and beverage revenue, net of promotional allowances, for the nine months ended September 30, 2010.  Food and beverage expense decreased by $1.0 million or 18.0% for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Our food and beverage expense ratio is significantly higher than the industry average because we have utilized these amenities as an opportunity to build customer loyalty rather than as a source of income.

Selling, general and administrative expense for the nine months ended September 30, 2011 decreased by $2.2 million to $28.5 million, or 30.3% of net revenues, from $30.6 million, or 32.2% of net revenues, for the nine months ended September 30, 2010.  The decrease in selling, general and administrative expense is attributable primarily to a decrease in advertising expenses.

Depreciation expense for the nine months ended September 30, 2011 was $7.6 million compared to $7.4 million for the nine months ended September 30, 2010.  Depreciation expense was computed using the straight-line method over the useful lives of capital assets. The increase in depreciation expense is due to the purchase of new slot machines.

Gaming Commission and surveillance expense for the nine months ended September 30, 2011 was $2.2 million compared to $2.4 million for the nine months ended September 30, 2010. The decrease is due to reduction in staff and related payroll expenses and benefits.

The Compact requires us to pay a quarterly fee to the State of California’s revenue sharing trust fund, based on the number of licensed gaming devices we are allowed to operate.  Revenue sharing trust fund fees assessed were $1.0 million for each of the nine months ended September 30, 2011 and 2010.

The MOA currently requires annual payments to the County of $3.5 million.  We made our first payment pursuant to the MOA in May  2011. Our MOA expense for the three months ended September 30, 2011 was $0.9 million. There were no MOA payments made by us during 2010, as prior payments were made by the Tribe.

Income from operations. Income from operations for the nine months ended September 30, 2011 was $37.1 million, or 39.5% of net revenues, compared to $36.1 million, or 38.0% of net revenues, for the nine months ended September 30, 2010.

Non-operating expense, net. Non-operating expense, net for the nine months ended September 30, 2011 was $15.5 million, or 16.6% of net revenues, compared to $15.6 million or 16.4% of net revenues, for the nine months ended September 30, 2010, primarily representing interest expense for both periods.  Interest costs capitalized in the nine months ended September 30, 2011 was $0.1 million. There was no capitalized interest expense for 2010.

Income before distributions to Tribe. Income before distributions to the Tribe for the nine months ended September 30, 2011 was $21.6 million, or 23.0% of net revenues, compared to $20.5 million, or 21.6% of net revenues, for the nine months ended September 30, 2010

Liquidity and Capital Resources

Since our inception, we have funded our capital expenditures and working capital requirements primarily through debt financing, gaming equipment supplier financing, other financing, and operating cash flows.

Construction of our Casino and infrastructure improvements commenced on April 1, 2002. As of September 30, 2011, we had spent approximately $247.9 million, net of disposals, on the planning, development and construction of our casino, infrastructure and furniture, fixtures and equipment. We financed the development with borrowings and development advances.

On March 18, 2008, the Tribe and the Sonoma County Board of Supervisors entered into the MOA that, among other things, settled several long-standing legal disputes between the County and the Tribe and provides a binding framework for resolving future disputes.  The County agreed to drop its opposition to the Tribe’s application for a liquor license subject to the agreement by the Tribe to construct an emergency vehicle access road that meets the County’s approval.

Pursuant to the MOA, the Tribe has agreed to pay the County up to $75 million in mitigation fees over a 12 year period to offset impacts of the potential losses and impacts to the County resulting from the Tribe’s various ongoing and proposed development projects and is intended to support the services being provided by the County.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms that may be developed by the Tribe, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in the County. Such in lieu fees could total as much as $25 million during the term of the MOA. The Tribe has made the prior payments to the County in the total amount of $10.3 million and is not currently seeking reimbursement from us. Effective 2011, we have begun making annual payments toward the remaining balance of the $75 million.

In May 2011, the Sonoma County Board of Supervisors approved a revision to the payment terms of the MOA. We will pay, on behalf of the Tribe, to the County $3.5 million per year commencing June 30, 2011 and continuing each June 30 until the date of the opening of the first phase of an expanded resort facility (the “Opening Date”).  Each annual payment will be recognized over the successive twelve month period. In the event the Opening Date occurs less than one year prior to the end of the term of the MOA (the “Term”), on the Opening Date the parties to the MOA shall calculate the difference between $75.0 million and the sum of all payments made from the beginning of the MOA (the “Deferred Amount”) through the Opening Date and the Tribe shall be obligated to pay to the County one-half of the Deferred Amount on the Opening Date and the balance at the end of the Term. If more than one year remains between the Opening Date and the end of the Term, the Deferred Amount shall be amortized into equal annual payments over the number of years remaining, plus one if the Opening Date occurs before June 30 of that year, and the Tribe shall be obligated to pay the first annual payment on the Opening Date and the remaining annual payments commencing on the June 30 next following the Opening Date and on each June 30 thereafter through the end of the Term. If the Opening Date does not occur prior to the end of the Term, the Deferred Amount shall be payable by September 30, 2020, unless the MOA is properly reopened as provided for therein and an alternative payment schedule is agreed upon by the parties thereto.  As of September 30, 2011, $13.8 million has been paid pursuant to the MOA and the Deferred Amount is $61.2 million. Pursuant to the MOA, the future payment schedule is open to renegotiation by either party due to unforeseen circumstances, including the inability to open the first phase of an expanded resort facility.

To date, access to the Tribe’s reservation and our Casino has been over a single, two-lane road. Under the MOA, the Tribe covenanted as a condition to the issuance of our liquor license to construct an emergency vehicle access road from the casino over either the Dugan Property or at an alternative site subject to approval by the County.  The MOA requires that road construction commence no later than 60 days after the Dugan Property is taken into trust by the United States for the benefit of the Tribe, the effective date of which was November 2010 (the “Trust Date”) and to be completed no later than 365 days after the Trust Date, subject to an extension if such commencement date occurs during the rainy season (approximately October 15th through April 15th).

In May 2011, the Sonoma County Board of Supervisors approved a revision to the construction schedule for the emergency vehicle access road which will be constructed across both the Dugan and Proschold properties.  Construction must begin the later of 30 days after the end of the rainy season as determined by National Oceanic and Atmospheric Administration Fisheries Service, or 60 days after the Tribe acquires the property, whichever is later. In any event the construction of the emergency vehicle access road must commence no later than September 30, 2012.  We have contracts with independent contractors to begin construction totaling $1.0 million.  The cost of the road construction is projected to be $5.0 million in addition to the $1.5 million already spent on developing the emergency vehicle access road.  The construction will be funded by our operating cash flows.

On August 3, 2011, we entered into a Grant of Temporary Emergency Vehicle Access Easement (the “Easement”) with a group of individuals and family trusts (the “Grantors”) that will allow us to construct an emergency vehicle access road that is required pursuant to the terms of the MOA. The route of the emergency access road is through both the Proschold and Dugan Properties. We paid $9.0 million (the “Easement Acquisition Price”) to the Grantors pursuant to the Easement. The Easement is effective until July 31, 2016 (the “Easement Expiration Date”). In a separate agreement (the “Purchase Agreement”), the Tribe has agreed to acquire from the Grantors an approximately 310-acre parcel of land (the “Proschold Property”) contiguous to the Tribe’s reservation that includes the land that is the subject of the Easement. We, the Tribe and the Grantors have agreed that the Easement Acquisition Price will be credited towards the purchase price for the Property.  We have reimbursed the Tribe’s $3.3 million of previous option payments related to the purchase of the Proschold Property.  On October 31, 2011, we entered into a ten year agreement commencing November 1, 2011 to lease the Proschold Property from the Tribe for a monthly rent of $232,000 for five years and thereafter for $12,000 per month for the remainder of the term for a total commitment of approximately $14.6 million.

On June 28, 2007, we and the Tribe announced plans to build a destination resort. The proposed project includes the construction of a casino, hotel and spa, several food and beverage venues, parking and storage, administrative facilities, a garden and terrace plaza, balconies and terraces, a retail area, conference facilities, and back of house facilities. The proposed project includes three above-ground levels and a hotel tower (up to eight levels) and four below-ground levels. We and the Tribe have suspended preliminary construction relating to this expansion project. We will be unable to proceed with the expansion project for the foreseeable future due to the unavailability of capital and lack of cash flows.

Prior to the suspension of the master planning and related infrastructure improvements on the reservation relating to the expansion project in early 2009, the Tribe incurred approximately $67 million in total expenses on our behalf for the expansion project.  We reimbursed the Tribe approximately $52.4 million through December 31, 2009.  In January 2010, our Board of Directors authorized the reimbursement to the Tribe in an amount not to exceed approximately $14.9 million of costs incurred by the Tribe for the master planning of the proposed resort and our allocable share of infrastructure improvements on the Tribe’s reservation. The approval included a payment reimbursement schedule to the Tribe of $2.7 million on January 18, 2010, $0.4 million monthly from February 1, 2010 through April 1, 2010 and $0.7 million monthly thereafter without exceeding $14.9 million.  We reimbursed the Tribe $9.5 million for the fiscal year ended December 31, 2010 and $4.7 million for the nine months ended September 30, 2011.  When the reimbursement payments are made or accrued, the related amounts are capitalized and reflected as construction-in-progress. The reimbursed costs consist of engineering and design costs related to the proposed master plan development, including electrical, HVAC, landscaping, interior design services and consulting fees for legal, and feasibility services, as well as the construction costs of the lower Acorn Road.

Our capital expenditures for the nine months ended September 30, 2011 and 2010 were $11.0 million and $13.2 million, respectively. The addition to capital expenditures for the nine months ended September 30, 2011 consisted of construction-in-progress related to the slope reinforcement of which approximately $1.6 million was reimbursed to the Tribe, the master plan development of our resort of which $4.7 million was reimbursed to the Tribe, and costs relating to remodels of our Casino and restaurants, and acquisitions of slot machines, vehicles and equipment of $4.8 million.

The Tribe incurred expenses related to the reinforcement of the slope on the northwest side of the Tribe’s Reservation near the Casino.  During 2010, our Board of Directors authorized the reimbursement to the Tribe not to exceed $3.5 million, and an additional $0.3 million was approved in March 2011 for a total of $3.8 million.  This project was completed in April 2011.

As part of the effort to enhance the overall appeal of our Casino, we completed a reconfiguration of our gaming floor in April 2009. This effort has resulted in the reduction of approximately 300 slot machines and two gaming tables. We will maintain our contractual rights under the Compact to operate a total of 1,600 slot machines in our casino and pay the related RSTF payments. We considered many factors such as peak period demand, per unit productivity, and player comfort in our analysis to ensure that the reduction of gaming devices will not adversely impact our revenues. The reduction of gaming units on the casino floor has provided us an opportunity to upgrade current amenities, improve player comfort and enhance entertainment value. We are confident that these improvements, targeted at improving product appeal, will ultimately open up a greater spectrum of potential consumers within our designated market area.  In combination with our continuing effort to improve operational efficiency, upgrading our gaming technology, and refocusing our marketing efforts, we are confident that we will have set a solid foundation for improved and sustained cash flows. Throughout 2011 we continued to refine the configuration of our gaming floor.

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

As of September 30, 2011, we had cash and cash equivalents, net of restricted cash of  $38.0 million, compared to $36.7 million as of December 31, 2010. We had restricted cash of $4.3 million as of September 30, 2011 and December 31, 2010.  Our principal source of liquidity during the nine months ended September 30, 2011 consisted of cash flows from operating activities.

Restricted cash accounts were established from net proceeds from the Notes Offering and investment earnings thereon set aside in construction financing accounts reserved for land development, more specifically the emergency vehicle access road. Our restricted cash is held in escrow accounts that can only be used for authorized construction disbursements until the related projects are completed. The balance of our restricted cash is reserved for the development of an emergency vehicle access road from our Casino to Highway 128.  Our operating account is pledged to the Trustee for the benefit of itself and the holders of the Senior Notes until disbursed in accordance with the terms of the Cash Collateral and Disbursement Agreement. Funds may generally be disbursed by our bank from the operating account for all purposes permitted by the Indenture.  We do not currently have the ability to withdraw from our restricted cash accounts and will not until we complete the restructuring of our Senior Notes.

Net cash used in capital and related financing activities for the nine months ended September 30, 2011 was $21.1 million, compared to $21.3 million for the nine months ended September 30, 2010.

Cash flows provided by investing activities consisting of interest income for the nine months ended September 30, 2011 and 2010 was negligible.

Cash flows used in non-capital financing activities for the nine months ended September 30, 2011 was $20.2 million, compared to $10.2 million for the nine months ended September 30, 2010.  Cash flows used in non-capital financing activities consist of distributions and transfers to the Tribe. Transfers to the Tribe during the three months ended September 30, 2011 in the amount of $9.8 million, consisted of  the Easement Acquisition Price and $0.8 million to reimburse the Tribe for deposits made by the Tribe towards  the purchase of the Proschold Property through September 30, 2011.

We believe that existing cash balances as well as cash from operations will provide adequate funds for our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future. However, our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.  Additionally, the Indenture limits our ability to incur additional indebtedness.

We did not make a principal payment that was due on  Senior Notes on November 1, 2011. On November 2, 2011, we and the Tribe reached an agreement with the Majority Senior Noteholders of our Senior Notes that matured on November 1, 2011, to establish a framework under which we will seek to restructure such Senior Notes consistent with our long-term growth and development strategy.  In connection with this restructuring, on November 2, 2011, we and the Tribe entered the Forbearance Agreements with the Majority Note Holders and a Tribal Notes Forbearance Agreement with Merrill as the holder of the Tribal Notes.

Under the terms of the Senior Notes Forbearance Agreement, each Majority Senior Noteholder, severally and not jointly, has agreed not to, during the Forbearance Period, (i) file a complaint or take any other action to commence litigation, an arbitration or other proceeding to collect payment of amounts due in respect of its Senior Notes or to seek to enforce any of the provisions of the indenture governing the Senior Notes or the collateral documents related thereto or any of its rights or remedies thereunder or (ii) commence or participate in commencing any involuntary insolvency proceeding against the Tribe or us.  The Majority Senior Noteholders have also agreed that, during the Forbearance Period, we will continue to operate the River Rock Casino and make all payments to the Tribe permitted under the Senior Notes Indenture as if no event of default had occurred.

Under the terms of the Tribal Notes Forbearance Agreement, Merrill has agreed that, for so long as the Forbearance Period shall be continuing, it shall not (i) file a complaint or take any other action to commence litigation, an arbitration or other proceeding to collect payment of amounts due in respect of the Tribal Notes or to seek to enforce any of the provisions of the Tribal Notes Indenture or any of its rights or remedies thereunder or (ii) commence or participate in commencing any involuntary insolvency proceeding against the Tribe or us.

To restructure the Senior Notes, we have agreed to (i) conduct the Exchange Offer pursuant to which we will offer to exchange all issued and outstanding Senior Notes for New Senior Notes and (ii) issue the New Subordinated Notes, the proceeds of which will be distributed to the Tribe and used by the Tribe to retire the Tribal Notes.  The Exchange Offer will be open to all holders of the Senior Notes.  Concurrently with the Exchange Offer, we have agreed to conduct the Consent Solicitation to remove substantially all of the restrictive covenants and certain events of default from the Senior Notes Indenture and make certain amendments to the related collateral documents.  The Exchange Offer, Consent Solicitation and the issuance and sale of the New Subordinated Notes are collectively referred to as the “Restructuring.”

Each of the Majority Senior Noteholders, Merrill, the Tribe and the Authority have also agreed not to seek, solicit, negotiate, vote or otherwise take any action to encourage the making of any alternative proposal to effect a refinancing, restructuring, or modification of the Senior Notes, the Indenture or the Tribal Notes during the Forbearance Period.

Pursuant to the Forbearance Agreements, the Authority is required to commence the Exchange Offer and Consent Solicitation by November 18, 2011, and to consummate the Exchange Offer and Consent Solicitation and the issuance and sale of the New Subordinated Notes by December 31, 2011.  These dates may be extended upon the written consent of the holders of a majority of the outstanding principal amount of the Senior Notes.

Completion of the Restructuring will be dependent on, among other things, the negotiation and execution of definitive documentation to implement the Exchange Offer, the Consent Solicitation and the issuance and sale to Merrill of the New Subordinated Notes and our ability to secure the support of holders representing at least 66 2/3% principal amount of the Senior Notes, including the Majority Senior Noteholders.  As a result, we cannot assure that we will be able to timely effect the Restructuring, or at all.  In the event that we are not able to successfully consummate the Restructuring, we intend to explore all other restructuring alternatives available to us at that time.

During the Forbearance Period there will be no changes to Casino operations or material impact on our customers, employees, vendors and suppliers.

Contractual Obligations as of September 30, 2011

The following table summarizes our contractual obligations and commitments as of September 30, 2011, excluding those obligations and commitments to the Tribe (Dollars in Thousands):

	Total	1 Year	2-3 Years	4-5 Years	Over 5 Years
Long-term debt obligations (a)	$200,000	$200,000	$—	$—	$—
Operating lease obligations	1,282	314	605	363	—
Payments to County under MOA	61,200	3,500	7,000	7,000	43,700
Total obligations (b)	$262,482	$203,814	$7,605	$7,363	$43,700

(a) Excluded from long-term debt obligations above are interest payments of $9.8 million payable through the maturity of the Senior Notes. The Senior Notes matured on November 1, 2011.

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

Pursuant to the MOA, the Tribe has agreed to pay the County up to $75 million in mitigation fees over a 12 year period to offset impacts of the potential losses and impacts to the County resulting from the Tribe’s various ongoing projects and is intended to support the services being provided by the County.  In addition to the mitigation fees, the Tribe will pay a fee in lieu of the County’s Transient Occupancy Tax in the amount of 9% of the rental collected on occupied hotel rooms, that may be developed by the Tribe, to be paid quarterly and continuing for five years after the later to occur of the termination of the MOA, as may be extended, or the Tribe’s Compact with the State (which is now terminable in 2020 at the earliest), which fees may be applied to programs and services that serve to promote tourism in the County. Such in lieu fees could total as much as $25 million during the term of the MOA. The Tribe has made the prior payments to the County in the total amount of $10.3 million and is not currently seeking reimbursement from us. Effective 2011, we have begun making annual payments toward the remaining balance of the $75 million.

In May 2011, the Sonoma County Board of Supervisors approved a revision to the payment terms of the MOA. we will pay, on behalf of the Tribe, to the County $3.5 million per year commencing June 30, 2011 and continuing each June 30 until the date of the opening of the first phase of an expanded resort facility (the “Opening Date”). Each annual payment will be recognized over the successive twelve month period. In the event the Opening Date occurs less than one year prior to the end of the term of the MOA (the “Term”), on the Opening Date the parties to the MOA shall calculate the difference between $75.0 million and the sum of all payments made from the beginning of the MOA (the “Deferred Amount”) through the Opening Date and the Tribe shall be obligated to pay to the County one-half of the Deferred Amount on the Opening Date and the balance at the end of the Term. If more than one year remains between the Opening Date and the end of the Term, the Deferred Amount shall be amortized into equal annual payments over the number of years remaining, plus one if the Opening Date occurs before June 30 of that year, and the Tribe shall be obligated to pay the first annual payment on the Opening Date and the remaining annual payments commencing on the June 30 next following the Opening Date and on each June 30 thereafter through the end of the Term. If the Opening Date does not occur prior to the end of the Term, the Deferred Amount shall be payable by September 30, 2020, unless the MOA is properly reopened as provided for therein and an alternative payment schedule is agreed upon by the parties thereto.  As of September 30, 2011, $13.8 million has been paid pursuant to the MOA and the Deferred Amount is $61.2 million. Pursuant to the MOA, the future payment schedule is open to renegotiation by either party due to unforeseen circumstances, including the inability to open the first phase of an expanded resort facility.

We believe the MOA has had significant positive impacts on the conduct of our business and our and the Tribe’s ability to develop our expansions plans and construct our proposed hotel and casino resort.

Since we are an unincorporated governmental instrumentality of the Tribe located on reservation land held in trust by the United States of America, we are not subject to federal or state income taxes. Various efforts have been made in Congress over the past several years to enact legislation that would subject the income of tribal governmental business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. It is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on our operating results and cash flows from operations.

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

Through September 30, 2011, we had not invested in derivative or foreign currency-based financial instruments.  We primarily have invested in money markets.  As such, we do not believe we have material exposure to market risk.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

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

Restructuring of our Senior Notes

We did not make a principal payment that was due on Senior Notes on November 1, 2011. On November 2, 2011, we and the Tribe reached an agreement with the Majority Senior Noteholders of our Senior Notes that matured on November 1, 2011, to establish a framework under which we will seek to restructure such Senior Notes consistent with our long-term growth and development strategy.  In connection with this restructuring, on November 2, 2011, we and the Tribe entered the Forbearance Agreements with Merrill as the holder of the Tribal Notes.  Pursuant to the Forbearance Agreements, we are required to commence the Exchange Offer and Consent Solicitation by November 18, 2011, and to consummate the Exchange Offer and Consent Solicitation and the issuance and sale of the New Subordinated Notes by December 31, 2011.  These dates may be extended upon the written consent of the holders of a majority of the outstanding principal amount of the Senior Notes.

Completion of the Restructuring will be dependent on, among other things, the negotiation and execution of definitive documentation to implement the Exchange Offer, the Consent Solicitation and the issuance and sale to Merrill of the New Subordinated Notes and our ability to secure the support of holders representing at least 66% principal amount of the Senior Notes, including the Majority Senior Noteholders.  As a result, we cannot assure that we will be able to timely effect the Restructuring, or at all.  In the event that we are not able to successfully consummate the Restructuring, we intend to explore all other restructuring alternatives available to us at that time.

Until the Restructuring or an alternate restructuring is consummated, we will be unable to make payment of the principal on the Senior Notes.

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

In particular, we may face competition from the casino-hotel complex that the Graton Tribe plans to build at Rohnert Park approximately 20 miles south of our casino and closer to San Francisco than our casino. We have conducted internal studies and consulted with advisors to determine the impact that a proposed Class III facility at Rohnert Park could have on our casino. We estimate that, absent any mitigating action, within the first year after the opening of a proposed Class III facility our net revenues and EBITDA could decline by as much as 28% and 25%, respectively, from our net revenues and EBITDA for the year ended December 31, 2010. We have identified a number of actions that we would expect to take to mitigate this adverse impact, including a substantial increase in our daily bus service program and our direct mail marketing to our Players Club members, particularly to our most loyal and high-end customers. There can be no assurance, however, that these or other actions that we may take will be successful in mitigating any adverse impact that a proposed Class III facility at Rohnert Park could have on our casino, or that such adverse impact could not be worse than we currently estimate.

The Graton Tribe is reportedly also considering the possibility of opening a Class II rather than a Class III facility at Rohnert Park. Under federal law, a tribal-state compact is not required for the operation of Class II gaming.  While we believe that Class II gaming is generally seen as less desirable by players and is not as profitable or competitive with the Class III gaming we offer, we have not conducted any studies or consulted with advisors to determine the impact of a Class II facility at Rohnert Park on our casino. Given its proximity to San Francisco, technological advances in Class II machines and less onerous regulatory requirements, a facility with Class II gaming at Rohnert Park could also adversely impact our casino.

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

Our Easement and our right to use our emergency vehicle access road may terminate in 2016 unless the Tribe pays off the Mortgage Note.

On August 3, 2011, we acquired the Easement for $9.0 million from the Grantors.  The Easement  will allow us to construct the emergency vehicle access road required by the MOA.  The Easement is effective until July 31, 2016.  In a separate agreement, the Tribe acquired the Proschold Property from the Grantors. The Easement Acquisition Price and $3.3 million dollar in deposit funds from the Tribe (of which $0.8 million was reimbursed by us through September 30, 2011 and the remaining $2.5 million was reimbursed to the Tribe in October 2011) were credited towards the purchase price for the Proschold Property. The balance of the purchase price for the Proschold Property, or $11.7 million, is payable by the Tribe to the Grantors over five years pursuant to a Mortgage Note from the Tribe that bears interest at 4% per annum and requires a final balloon payment of $10.6 million on the Easement Expiration Date. On October 31, 2011, we leased the Proschold Property from the Tribe for a term of 10 years pursuant to which we will pay $232,000 per month in the first five years of the lease and thereafter for $12,000 per month for the remaining term of the lease.  If we fail to make the annual lease payments of $2.8 million to the Tribe in the first five years of the lease, it is unlikely that the Tribe will have sufficient cash to make payments in full on the Mortgage Note. In that event and if the Mortgage Note cannot be refinanced, the Grantors will have certain rights to foreclose upon the Proschold Property.  The Easement will terminate on July 31, 2016.  If the Tribe does not pay the Mortgage Note in full, we may not be able to negotiate an extension of the Easement beyond its termination date.  The termination of the Easement could result in an interruption of our ability to use the emergency vehicle access road and could result in a breach of the MOA.

The construction of the emergency access road as required by the MOA is subject to risks associated with such construction projects and could result in delays and/or cost overruns.

We plan to complete the construction of the emergency vehicle access road in 2012 within the timeframe required by the MOA.  We estimate that the road construction can be completed for approximately $5.0 million.  We do not currently have the ability to withdraw from our restricted cash accounts and will not until we complete the restructuring of the Senior Notes  Further, construction projects such as the construction of the emergency vehicle access road are subject to significant development and construction risks, which could cause unanticipated cost increases and delays.  These risks include, among others, unknown site conditions, adverse weather conditions, potential labor disputes, delays in obtaining necessary permits and approvals, changes in laws and regulations, engineering and excavation equipment issues, potential cost increases and similar variables, which could result in increased construction costs.  Accordingly, there can be no assurance that we will complete construction of the emergency vehicle access road on time or within our expected budget, or that we will not be required to borrow additional funds permitted to be borrowed under the Indenture in order to complete construction of the emergency vehicle access road.

ITEM 6.               EXHIBITS

The Exhibit Index filed herewith is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2011	RIVER ROCK ENTERTAINMENT AUTHORITY
(Registrant)

	By:	/s/ David Fendrick
David Fendrick,
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by David Fendrick, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification by Joseph R. Callahan, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

32*

Certification by David Fendrick, Chief Executive Officer, and by Joseph R. Callahan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following financial statements from the Company’s 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Condensed Balance Sheets - September 30, 2011 (unaudited) and December 31, 2010, (ii) Unaudited Condensed Statements of Revenues, Expenses and Changes in Net Assets — Three and Nine months Ended September 30, 2011 and 2010, (iii) Unaudited Condensed Statements of Cash Flows - Nine months Ended September 30, 2011 and 2010, (iv) Notes to Unaudited Condensed Financial Statements.

*

This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of River Rock Entertainment Authority whether made before or after the date hereof, regardless of any general incorporation language in such filing.